Form 10-Q
period 2023-04-02
Kenvue Inc.
filed 2023-06-02
CIK 1944048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 2, 2023
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number: 001-41697

Kenvue Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-1032011
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

199 Grandview Road
Skillman, New Jersey 08558
(Address of principal executive offices)
Registrant’s telephone number, including area code: (908) 874-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
Common Stock, Par Value $0.01	KVUE	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On May 31, 2023, 1,914,894,444 shares of Common Stock, $0.01 par value, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and Kenvue Inc.’s other publicly available documents contain forward-looking statements within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “estimates” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impact of planned acquisitions and dispositions; our strategy for growth; product development activities; regulatory approvals; market position; expenditures; and the effects of the Separation (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to our Condensed Combined Financial Statements included herein), if pursued, on our business.

Because forward-looking statements are based on current beliefs, expectations and assumptions regarding future events, they are subject to risks, uncertainties and changes that are difficult to predict and many of which are outside of our control. You should realize that if underlying assumptions prove inaccurate, or known or unknown risks or uncertainties materialize, our actual results and financial condition could vary materially from expectations and projections expressed or implied in our forward-looking statements. Risks and uncertainties include but are not limited to:

•Our ability to expand globally, implement our digital-first approach and respond appropriately to competitive pressure, including pressure from private-label brands and generic non-branded products, market trends, and customer and consumer preferences;
•The impact of negative publicity and failed marketing efforts;
•The rapidly changing retail landscape, including our dependence on key retailers, policies of our retail trade customers, the emergence of e-commerce and other alternative retail channels, and challenges with innovation and research and development;
•The potential that the expected benefits and opportunities from any planned or completed acquisition or divestiture may not be realized or may take longer to realize than expected;
•Our ability to establish, maintain, protect and enforce intellectual property rights, as well as address the threats of counterfeit products, infringement of our intellectual property, and other unauthorized versions of our products;
•Allegations that our products infringe the intellectual property rights of third parties;
•Difficulties and delays in manufacturing, internally or within the supply chain, that may lead to business interruptions, product shortages, withdrawals or suspensions of products from the market, and potential regulatory action;
•Our reliance on third-party relationships, global supply chains, and production and distribution processes, which may adversely affect supply, sourcing, and pricing of materials used in our products, and impact our ability to forecast product demand;
•Interruptions and breaches of our information technology systems or those of a third party;
•The potential for labor disputes, strikes, work stoppages, and similar labor relations matters, and the impact of minimum wage increases;
•Our ability to attract and retain talented, highly skilled employees and a diverse workforce, and to implement succession plans for our senior management;
•Climate change, extreme weather, and natural disasters, or legal, regulatory or market measures to address climate change;
•The impact of increasing scrutiny and rapidly evolving expectations from stakeholders regarding environmental, social, and governance matters;
•The potential for insurance to be unavailable or insufficient to cover losses we may incur;
•Product reliability, safety and efficacy concerns, whether or not based on scientific or factual evidence, potentially resulting in governmental investigations, regulatory action (including the shutdown of manufacturing facilities), private claims and lawsuits, significant remediation and related costs, safety alerts, product shortages, declining sales, reputational damage, and share price impact;
•Legal proceedings related to talc or talc-containing products, such as Johnson’s Baby Powder, sold outside the United States and Canada and other risks and uncertainties related to talc or talc-containing products, including Johnson &
ii

Johnson’s ability to fully satisfy its obligation to indemnify us in the United States and Canada for the Talc-Related Liabilities (as defined in Note 13, “Commitments and Contingencies,” to our Condensed Combined Financial Statements included herein);
•The impact of legal proceedings and the uncertainty of their outcome, whether or not we believe they have merit;
•Changes to applicable laws, regulations, policies, and related interpretations;
•Changes in tax laws and regulations, increased audit scrutiny by tax authorities and exposures to additional tax liabilities potentially in excess of existing reserves;
•The impact of inflation and fluctuations in interest rates and currency exchange rates;
•Potential changes in export/import and trade laws, regulations, and policies;
•The impact of a natural disaster, catastrophe, epidemic, pandemic, including COVID-19, global tension, including armed conflict such as the ongoing military conflict between Russia and Ukraine (the “Russia-Ukraine War”), or other event;
•The impact of impairment of our goodwill and other intangible assets;
•Our ability to maintain satisfactory credit ratings;
•Our ability to achieve the expected benefits of and successfully execute the Separation and related transactions;
•Our status as a controlled company, and the possibility that Johnson & Johnson’s interests or those of certain of our executive officers and directors may conflict with our interests and the interests of our other shareholders;
•Restrictions on our business, potential tax and indemnification liabilities and substantial charges in connection with the Separation and related transactions;
•Failure of our rebranding efforts in connection with the Separation to achieve market acceptance, and the impact of our continued use of legacy Johnson & Johnson branding, including the “Johnson’s” brand; and
•Our substantial indebtedness, including the restrictions and covenants in our debt agreements.

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in our final prospectus filed on May 4, 2023 with the U.S. Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, relating to our Registration Statement on Form S-1. You should understand that it is not possible to predict or identify all such factors and you should not consider the risks described above to be a complete statement of all potential risks and uncertainties. We do not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments, except as required by law.
iii

Part I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
KENVUE INC.
CONDENSED COMBINED BALANCE SHEETS
(Unaudited; Dollars in Millions)

	April 2, 2023	January 1, 2023
Assets
Current assets
Cash and cash equivalents	$1,691	$1,231
Trade receivables, less allowances for credit losses ($38 and $35 as of April 2, 2023 and January 1, 2023, respectively)	2,109	2,122
Inventories	2,222	2,226
Prepaid expenses and other receivables	242	175
Other current assets	175	123
Total current assets	6,439	5,877
Property, plant, and equipment, net	1,836	1,820
Intangible assets, net	9,837	9,853
Goodwill	9,234	9,185
Deferred taxes on income	168	147
Restricted cash	7,695	—
Other assets	386	434
Total assets	35,595	27,316
Liabilities and Equity
Current liabilities
Accounts payable	1,781	1,829
Accrued liabilities	987	906
Accrued rebates, returns, and promotions	838	862
Accrued taxes on income	604	329
Total current liabilities	4,210	3,926
Employee related obligations	228	214
Long-term debt	7,676	—
Deferred taxes on income	2,683	2,428
Other liabilities	516	727
Total liabilities	15,313	7,295
Commitments and contingencies (Note 13)
Equity
Net investment from Parent	25,521	25,474
Accumulated other comprehensive loss	(5,239)	(5,453)
Total equity	20,282	20,021
Total Liabilities and Equity	$35,595	$27,316

See Notes to Condensed Combined Financial Statements.

KENVUE INC.
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(Unaudited; In Millions Except Per Share Data)

	Fiscal Three Months Ended
	April 2, 2023	April 3, 2022
Net sales	$3,852	$3,590
Cost of sales	1,727	1,634
Gross profit	2,125	1,956
Selling, general, and administrative expenses	1,502	1,350
Other income, net, operating	(17)	(5)
Operating income	640	611
Other expense (income), net	31	(1)
Income before taxes	609	612
Provision for taxes	279	84
Net income	$330	$528

Basic and diluted net income per share	$0.19	$0.31
Basic and diluted weighted-average common shares	1,716	1,716

See Notes to Condensed Combined Financial Statements.

KENVUE INC.
CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal Three Months Ended
	April 2, 2023	April 3, 2022
Net income	$330	$528
Other comprehensive income (loss)
Foreign currency translation, net of taxes	161	(280)
Employee benefit plans, net of taxes	14	3
Derivatives and hedges, net of taxes	39	(4)
Other comprehensive income (loss)	214	(281)
Comprehensive income	$544	$247

See Notes to Condensed Combined Financial Statements.

KENVUE INC.
CONDENSED COMBINED STATEMENTS OF EQUITY
(Unaudited; Dollars in Millions)

	Fiscal Three Months Ended April 2, 2023
	Net Investment from Parent	Accumulated Other Comprehensive Loss	Total Equity
Balance, January 1, 2023	$25,474	$(5,453)	$20,021
Net income	330	—	330
Other comprehensive income	—	214	214
Net transfers to the Parent	(283)	—	(283)
Balance, April 2, 2023	$25,521	$(5,239)	$20,282

	Fiscal Three Months Ended April 3, 2022
	Net Investment from Parent	Accumulated Other Comprehensive Loss	Total Equity
Balance, January 2, 2022	$24,872	$(4,473)	$20,399
Net income	528	—	528
Other comprehensive loss	—	(281)	(281)
Net transfers to the Parent	(181)	—	(181)
Balance, April 3, 2022	$25,219	$(4,754)	$20,465

See Notes to Condensed Combined Financial Statements.

KENVUE INC.
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)

	Fiscal Three Months Ended
	April 2, 2023	April 3, 2022
Cash flows from operating activities
Net income	$330	$528
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	152	165
Stock-based compensation	35	35
Deferred income taxes	167	20
Other	—	(2)
Net changes in assets and liabilities
Trade receivables	23	(60)
Inventories	17	(194)
Other current and non-current assets	(13)	68
Accounts payable	(54)	(126)
Accrued liabilities	52	(161)
Employee related obligations	10	6
Accrued taxes on income	272	36
Other liabilities	(189)	23
Net cash flows from operating activities	802	338
Cash flows used in investing activities
Purchases of property, plant, and equipment	(55)	(37)
Proceeds from sale of assets	14	—
Other	—	(5)
Net cash flows used in investing activities	(41)	(42)
Cash flows (used in) from financing activities
(Payments of) proceeds from loans and notes payable	(12)	6
Proceeds from long-term debt, net of issuance costs	7,686	—
Net transfer to the Parent	(286)	(216)
Net cash flows from (used in) financing activities	7,388	(210)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	6	3
Cash and cash equivalents and restricted cash, beginning of period	1,231	740
Net increase in cash and cash equivalents and restricted cash	8,155	89
Cash and cash equivalents and restricted cash, end of period	$9,386	$829

See Notes to Condensed Combined Financial Statements.

KENVUE INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)

1. Description of the Company and Summary of Significant Accounting Policies

Description of the Company and Business Segments

Kenvue Inc. (“Kenvue” or the “Company”) was formed as a wholly owned subsidiary of Johnson & Johnson (“J&J” or the “Parent”) and sells a broad range of products used in the baby care, oral care, skin health and beauty, over-the-counter pharmaceutical, sanitary protection, and wound care markets. These products are marketed to the general public through e-commerce, direct-to-consumer channels, and to retail outlets and distributors throughout the world.

The Company is organized into three business segments: Self Care, Skin Health and Beauty, and Essential Health. The Self Care segment includes a broad product range such as cough, cold and allergy, pain care, as well as digestive health, smoking cessation, and other products. The Skin Health and Beauty segment is focused on face and body care and hair, sun, and other products. The Essential Health segment includes oral care, baby care, as well as women’s health, wound care, and other products.

In November 2021, the Parent announced its intention to separate its Consumer Health segment (the “Consumer Health Business”) into a new, publicly traded company (the “Separation”). Prior to the Kenvue IPO (as defined below), the Company was wholly owned by J&J and primarily represented the Consumer Health Business. The Company also included certain other product lines previously reported in another segment of J&J. On April 4, 2023, in connection with the Separation, J&J completed in all material respects the transfer of the assets and liabilities of the Consumer Health Business to the Company and its subsidiaries, other than the transfer of assets and liabilities in certain jurisdictions where the Company and J&J will defer the transfer of such assets and assumption of liabilities and other immaterial assets (such transfer, the “Consumer Health Business Transfer”).

The registration statement related to the initial public offering of Kenvue’s common shares was declared effective on May 3, 2023, and Kenvue’s common shares began trading on the New York Stock Exchange under the ticker symbol “KVUE” on May 4, 2023 (the “Kenvue IPO”).

On May 8, 2023, the Kenvue IPO was completed through the sale of 198,734,444 shares of common stock, par value $0.01 per share, including the underwriters’ full exercise of their option to purchase 25,921,884 shares to cover over-allotments, at an initial public offering price of $22 per share for net proceeds of $4.2 billion after deducting underwriting discounts and commissions of $131 million. On May 8, 2023, as partial consideration for the Consumer Health Business Transfer, the Company paid $13.2 billion to J&J from the (1) net proceeds received from the sale of the common shares in the Kenvue IPO and (2) net proceeds received from the Debt Financing Transactions as defined in Note 4, “Borrowings”. As of the closing of the Kenvue IPO, J&J owned 1,716,160,000 shares of Kenvue common stock, or approximately 89.6% of the total outstanding shares of Kenvue common stock and, as such, will continue to consolidate the financial results of Kenvue until the Separation is complete.

J&J has informed the Company that it intends to make a tax-free distribution to its shareholders of all or a portion of its remaining equity interest in the Company, but J&J has no obligation to complete such distribution.

Basis of Presentation

The Company has historically operated as a segment of the Parent and not as a separate entity. These Condensed Combined Financial Statements of the Company have been derived from the consolidated financial statements of the Parent to present the Condensed Combined Balance Sheets as of April 2, 2023 and January 1, 2023 and the related Condensed Combined Statements of Operations, Comprehensive Income, Equity, and Cash Flows for the fiscal three months ended April 2, 2023 and April 3, 2022 as if the Company had been operated on a standalone basis for the periods presented. It is Kenvue’s practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which allows the business to close their books on Sunday at the end of the period. The Condensed Combined Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the Parent’s historical accounting policies, by aggregating financial information from the components of the Company and the Parent’s accounting records directly attributable to the Company for interim financial reporting, which do not conform in all respects to the requirements of U.S.

GAAP for annual financial statements. The Condensed Combined Balance Sheet as of January 1, 2023 was derived from audited financial statements, but does not include all disclosures required by accounting principles. Accordingly, the accompanying Condensed Combined Financial Statements and related notes should be read in conjunction with the audited combined financial statements and related notes as contained in the Company’s final prospectus (the “IPO Prospectus”) filed on May 4, 2023 with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Act,”) relating to the Company’s Registration Statement on Form S-1. The Condensed Combined Financial Statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

The Condensed Combined Financial Statements of the Company include the assets, liabilities, revenues, and expenses that J&J’s management has determined are specifically or primarily identifiable to the Company, as well as direct and indirect costs that are attributable to the operations of the Company. Indirect costs are the costs of support functions that are provided on a centralized or geographic basis by the Parent and its affiliates, which include, but are not limited to, facilities, insurance, logistics, quality, compliance, finance, human resources, benefits administration, procurement support, information technology, legal, corporate strategy, corporate governance, other professional services, and general commercial support functions.

Indirect costs have been allocated to the Company for the purposes of preparing the Condensed Combined Financial Statements based on a specific identification basis or, when specific identification is not practicable, a proportional cost allocation method, primarily net sales, headcount, or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or benefit received by the Company during the periods presented, depending on the nature of the services received. Management considers that such allocations have been made on a reasonable basis consistent with benefits received but may not necessarily be indicative of the costs that would have been incurred if the Company had been operated on a standalone basis for the periods presented.

The Company is incurring certain non-recurring Separation-related costs in its establishment as a standalone public company and those costs determined to be for the benefit of the Company are included in the Condensed Combined Financial Statements. These non-recurring Separation-related costs were $98 million and $10 million for the fiscal three months ended April 2, 2023 and April 3, 2022, respectively, and are included within Selling, general, and administrative expenses.

Use of Estimates

The preparation of the Condensed Combined Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Estimates are used when accounting for sales discounts, trade promotions, rebates, allowances and incentives, product liabilities, income taxes and related valuation allowance, withholding taxes, depreciation, amortization, employee benefits, contingencies, allocations of cost and expenses from the Parent and its affiliates, and intangible asset and liability valuations. Actual results may or may not differ from those estimates.

Restricted Cash

Restricted cash relates to funds restricted as to withdrawal or use under the terms of certain contractual agreements, and classified as a current or non-current asset based on the timing and nature of when or how the cash is expected to be used. As of April 2, 2023, the Company had Restricted cash of $7.7 billion from the Debt Financing Transactions, which the Company classified as a non-current asset as the proceeds will not be used to fund current operations. The Restricted cash was held in an escrow account with funds invested in money market accounts until the Consumer Health Business Transfer was completed. On April 4, 2023, the Consumer Health Business Transfer was completed, and as such, the Restricted cash was released from escrow on April 5, 2023 and paid to J&J as partial consideration for the Consumer Health Business Transfer.

Debt Discounts and Premiums, Issuance Costs, and Deferred Financing Costs

Debt issuance costs and discounts are presented as a reduction of Long-term debt and are amortized as a component of interest expense included in Other expense (income), net, on the Company’s Condensed Combined Statements of Operations over the term on the related debt using the effective interest method.

Research and Development

Research and development expenses are expensed as incurred and included within Selling, general, and administrative expenses. Research and development costs were $89 million and $88 million for the fiscal three months ended April 2, 2023 and April 3, 2022, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation, including the realignment of certain allocations in segment financial results. For additional information on the realignment of certain allocations in segment financial results, see Note 14, “Segments of Business”.

Recently Adopted Accounting Standards

Accounting Standards Update 2022-04: Liabilities-Supplier Finance Programs (Topic 405-50) – Disclosure of Supplier Finance Program Obligations

The Company adopted the standard as of the beginning of fiscal year 2023, which requires that a buyer in a supplier finance program disclose additional information about the program for financial statement users.

As of April 2, 2023, the Company participated in the Parent’s supplier financing program and has facilitated a voluntary supply chain financing program to provide some of its suppliers with the opportunity to sell receivables due from the Company (the Company’s accounts payables) to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The Company is not a party to the arrangements between the suppliers and the third-party financial institutions. The Company’s obligations to its suppliers, including amounts due, and scheduled payment dates (which have general payment terms of 90 days), are not affected by a participating supplier’s decision to participate in the program.

As of April 2, 2023 and January 1, 2023, the Company’s accounts payable balances included $302 million and $293 million, respectively, related to invoices from suppliers participating in the supplier finance program.

2. Inventories

As of April 2, 2023 and January 1, 2023, inventories were comprised of:

(Dollars in Millions)	April 2, 2023	January 1, 2023
Raw materials and supplies	$329	$351
Goods in process	129	123
Finished goods	1,764	1,752
Total inventories	$2,222	$2,226

3. Intangible Assets and Goodwill

As of April 2, 2023 and January 1, 2023, the gross and net amounts of intangible assets were:

	April 2, 2023			January 1, 2023
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Patents and trademarks	$4,450	$(1,551)	$2,899	$4,400	$(1,485)	$2,915
Customer relationships	2,142	(1,095)	1,047	2,127	(1,063)	1,064
Other intangibles	1,346	(659)	687	1,343	(650)	693
Total definite-lived intangible assets	$7,938	$(3,305)	$4,633	$7,870	$(3,198)	$4,672
Indefinite-lived intangible assets:
Trademarks	5,144	—	5,144	5,122	—	5,122
Other	60	—	60	59	—	59
Total intangible assets, net	$13,142	$(3,305)	$9,837	$13,051	$(3,198)	$9,853

The weighted average amortization period for patents and trademarks is 20 years. The weighted average amortization period for customer relationships is 31 years and is driven by large established distributors in various regional markets. These customers have been operating in these markets for many years and are expected to continue to operate in these markets for the foreseeable future. The weighted average amortization period for other intangible assets is 34 years. A majority of the other intangible assets relates to the Parent’s acquisition of Pfizer Consumer Health in 2006. The amortization expense of amortizable assets included in Cost of sales was $81 million and $93 million, for the fiscal three months ended April 2, 2023 and April 3, 2022, respectively. Amortization of intangible assets was inclusive of amortization on trademarks of $41 million and $50 million, for the fiscal three months ended April 2, 2023 and April 3, 2022, respectively. Amortization on the remaining intangible assets was $40 million and $43 million for the fiscal three months ended April 2, 2023 and April 3, 2022, respectively. Carrying amount changes for the fiscal three months ended April 2, 2023 were primarily driven by currency translation.

The estimated amortization expense before tax for the remainder of 2023 and the five succeeding years is approximately:

(Dollars in Millions)
Remainder of 2023	2024	2025	2026	2027	2028
$236	$304	$280	$276	$272	$268

Goodwill by reportable segment was as follows:

(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total
Goodwill at January 1, 2023	$5,194	$2,365	$1,626	$9,185
Currency translation/other	36	1	12	49
Goodwill at April 2, 2023	$5,230	$2,366	$1,638	$9,234

A majority of the Goodwill relates to the Parent’s acquisition of Pfizer Consumer Health in 2006.

4. Borrowings

The components of Long-term debt as of April 2, 2023 and January 1, 2023 were as follows:

(Dollars in Millions)	April 2, 2023	January 1, 2023
Senior Notes
5.50% Senior Notes due 2025	$750	$—
5.35% Senior Notes due 2026	750	—
5.05% Senior Notes due 2028	1,000	—
5.00% Senior Notes due 2030	1,000	—
4.90% Senior Notes due 2033	1,250	—
5.10% Senior Notes due 2043	750	—
5.05% Senior Notes due 2053	1,500	—
5.20% Senior Notes due 2063	750	—
Discounts and debt issuance costs	(75)	—
Other	1	—
Total long-term debt	$7,676	$—

Senior Notes

On March 22, 2023, the Company issued eight series of senior unsecured notes (the “Senior Notes”) in an aggregate principal amount of $7.75 billion in a private placement. The net proceeds to the Company from the Senior Notes were approximately $7.7 billion after deductions of discounts and issuance costs of $75 million. The net proceeds are reflected as Restricted cash on the Company’s Condensed Combined Balance Sheets and were released from escrow on April 5, 2023 and paid to J&J. The unamortized debt issuance costs related to the Senior Notes at April 2, 2023 were approximately $75 million. The interest payments are due on March 22 and September 22 of each year, commencing on September 22, 2023. The weighted average effective interest rate of the Company’s total Long-term debt as of April 2, 2023 was 5.1%.
The Senior Notes were initially fully and unconditionally guaranteed on a senior unsecured basis by the Parent. Such guarantees of the Senior Notes were automatically and unconditionally terminated upon the completion of the Consumer Health Business Transfer and the occurrence of the initial registration of the Company’s equity securities. On May 3, 2023, such guarantees were terminated. The Company used the proceeds from the offering of the Senior Notes as partial consideration to the Parent for the Consumer Health Business that the Parent transferred to the Company. In connection with the issuance of the Senior Notes, the Company entered into a registration rights agreement with the initial purchasers, pursuant to which the Company is obligated to use commercially reasonable efforts to file with the SEC and cause to become effective a registration statement with respect to an offer to exchange each series of Senior Notes for registered notes with terms that are substantially identical in all material respects to the notes of such series. The Company may redeem the notes of a series of Senior Notes at its option, in whole or in part, at any time and from time to time by paying a “make whole” premium, plus accrued and unpaid interest to, but excluding, the applicable redemption date. On and after the applicable par call date (between 0 and 6 months prior to maturity, based on the series), the Company may redeem the notes of a series of Senior Notes in whole or in part, at a redemption price equal to 100% of the principal amount of the notes of such series being redeemed plus accrued and unpaid interest thereon to, but excluding, the applicable redemption date.

The Company’s Senior Notes are governed by an indenture and supplemental indenture between the Company and a trustee (collectively, the “indenture”). The indenture contains certain covenants, including limitations on the Company and certain of its subsidiaries’ ability to incur liens or engage in sale leaseback transactions. The indenture also contains restrictions on the Company’s ability to consolidate, merge or sell substantially all of its assets. In addition, the indenture contains other customary terms, including certain events of default, upon the occurrence of which, the Senior Notes may be declared immediately due and payable. As of April 2, 2023, the Company was in compliance with all financial covenants and no default or event of default has occurred.

The Company accrued interest expense of $11 million for the three months ended April 2, 2023 related to its Senior Notes included in Other expense (income), net and Accrued liabilities on the Company’s Condensed Combined Statements of Operations. The Company recognized $10 million of interest income earned on the money market accounts the Senior Notes proceeds were held in and amortization of the gain on the settlement of interest rate swaps related to the Senior Notes. See Note 12, “Fair Value Measurements,” for discussion on the settlement of these interest rate swaps.

Long-term debt was recorded at the carrying amount. The estimated fair value of long-term debt is $8.0 billion as of April 2, 2023. Fair value was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs and would be considered Level 2 in the fair value hierarchy.

The schedule of principal payments required on long-term debt for the next five years, including 2023 and thereafter, is as follows:

(Dollars in Millions)
Remainder of 2023	2024	2025	2026	2027	Thereafter
$—	$—	$750	$750	$—	$6,250

Revolving Credit Facility

On March 6, 2023, the Company entered into a credit agreement providing for a five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $4.0 billion to be made available in U.S. dollars and Euros. Interest is payable on the loans under the Revolving Credit Facility at (1) in the case of borrowings denominated in U.S. dollars, adjusted Term Secured Overnight Financing Rate (“Term SOFR”) (or, at the Company’s option, the adjusted base rate), (2) in the case of borrowings denominated in Euros, adjusted Euro Interbank Offered Rate (“EURIBOR”) and (3) in the case of swingline borrowings, the daily simple Euro Short-Term Rate (“ESTR”), plus, in each case, a margin determined pursuant to a pricing grid based on the Company’s credit ratings. The Revolving Credit Facility fees and letter of credit fees are determined based upon the same grid. Interest payments are due (1) in the case of Term SOFR or EURIBOR borrowings, on the last day of each interest period applicable to the borrowing (or, in the case of any borrowing with an interest period of more than three months’ duration, every three months), (2) in the case of an adjusted base rate borrowing, on the last day of each March, June, September, and December and (3) in the case of swingline borrowings, on the fifth business day after the borrowing. In connection with entering the Revolving Credit Facility, the Company paid an immaterial amount of debt issuance costs. These costs related to securing the Revolving Credit Facility are presented within Prepaid expenses and other receivables on the Condensed Combined Balance Sheets.

The Revolving Credit Facility contains representations and warranties, covenants and events of default that are customary for this type of financing, including covenants restricting the incurrence of liens and the entry into certain merger transactions.

The Parent initially unconditionally guaranteed all of the obligations of the borrowers under the Revolving Credit Facility on an unsecured basis. Such guarantees of the Revolving Credit Facility were automatically terminated upon the completion of the Consumer Health Business Transfer and the occurrence of the initial registration of the Company’s equity securities. On May 3, 2023, such guarantees were terminated. Kenvue will unconditionally guarantee all of the obligations of the borrowers (other than itself) under the Revolving Credit Facility on an unsecured basis.

As of April 2, 2023, the Company had no outstanding balances under its Revolving Credit Facility.

Commercial Paper Program

On March 3, 2023, the Company entered into a commercial paper program (the “Commercial Paper Program”). The Company’s Board of Directors has authorized the issuance of up to $4.0 billion in aggregate principal amount of commercial paper under the Commercial Paper Program. Any such issuance will mature within 364 days from date of issue. The Commercial Paper Program contains representations and warranties, covenants and default that are customary for this type of financing. The commercial paper notes issued under the Commercial Paper Program are unsecured notes ranking at least pari passu with all of the Company’s other senior unsecured indebtedness.

As of April 2, 2023, the Company had no outstanding balances under its Commercial Paper Program. Subsequent to April 2, 2023 and prior to the Kenvue IPO, the Company issued $1.25 billion under the Commercial Paper Program, which, collectively with the Senior Notes, are referred to as the “Debt Financing Transactions”.

5. Pensions

Single Employer Plans

Net periodic benefit costs for the Company’s defined benefit retirement plans sponsored by the Company for the fiscal three months ended April 2, 2023 and April 3, 2022, included the following components:

(Dollars in Millions)	April 2, 2023	April 3, 2022
Service cost	$5	$2
Interest cost	3	1
Recognized actuarial loss	—	1
Expected return on plan assets	(3)	—
Net periodic benefit cost	$5	$4

The service cost component of net periodic benefit cost is presented in the same line items on the Company’s Condensed Combined Statements of Operations where other employee compensation costs are reported, including Cost of sales and Selling, general, and administrative expenses. All other components of net periodic benefit costs are presented as part of Other expense (income), net on the Company’s Condensed Combined Statements of Operations.

Multiemployer Plans

The Parent has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The Parent also provides medical benefits, principally to its U.S. retirees and their dependents through its other postretirement benefit plans. The participation of the Company’s employees and retirees in these plans is reflected as though the Company participated in a multiemployer plan with the Parent. Liabilities associated with these plans are not reflected in the Company’s Condensed Combined Balance Sheets. The Condensed Combined Statements of Operations include expense allocations for these benefits, which were determined using a proportional allocation method. Total benefit plan expense allocated to the Company amounted to $16 million and $12 million for the fiscal three months ended April 2, 2023 and April 3, 2022, respectively.

In connection with the completion of the Separation, the Company will have certain additional pension plans that will be transferred from the Parent.

6. Accumulated Other Comprehensive Loss

Components of other comprehensive loss consisted of the following:

(Dollars in Millions)	Foreign Currency Translation(1)	Employee Benefit Plans(2)	Gain On Derivatives & Hedges(3)	Total Accumulated Other Comprehensive Loss
January 1, 2023	$(5,474)	$12	$9	$(5,453)
Net change	161	14	39	214
April 2, 2023	$(5,313)	$26	$48	$(5,239)

(Dollars in Millions)	Foreign Currency Translation(1)	Employee Benefit Plans(2)	Loss On Derivatives & Hedges(3)	Total Accumulated Other Comprehensive Loss
January 2, 2022	$(4,421)	$(51)	$(1)	$(4,473)
Net change	(280)	3	(4)	(281)
April 3, 2022	$(4,701)	$(48)	$(5)	$(4,754)

(1) Foreign currency translation adjustments for the fiscal three months ended April 2, 2023 and April 3, 2022 were net of provision (benefit) for taxes of $21 million and $(12) million, respectively.
(2) Employee benefit plans for the fiscal three months ended April 2, 2023 and April 3, 2022 were net of provision (benefit) of taxes of $1 million and $(1) million, respectively.
(3) Gain on derivatives and hedges for the fiscal three months ended April 2, 2023 was net of provision of taxes of $13 million.

Amounts in Accumulated other comprehensive loss are presented net of the related tax impact. Foreign currency translation is not adjusted for income taxes where it relates to permanent investments in international operations. For additional details on comprehensive income, see the Condensed Combined Statements of Comprehensive Income.

7. Stock-Based Compensation

On March 7, 2022, the Parent’s Board of Directors approved the 2022 Long-Term Incentive Plan (the “2022 Plan”) providing the grant of non-qualified stock options, incentive stock options, stock appreciation rights, Restricted Stock Units (“RSUs”), performance shares, Performance Stock Units (“PSUs”), other stock-based awards, and cash awards to employees and directors including the Company’s personnel. The 2022 Plan became effective in April 2022. All options and restricted shares granted subsequent to that date were under this plan.

The components and classification of stock-based compensation expense related to stock options, RSUs, and PSUs directly attributable to those employees specifically identified as employees of the Company and allocations from the Parent for the fiscal three months ended April 2, 2023 and April 3, 2022, were as follows:

(Dollars in Millions)	April 2, 2023	April 3, 2022
Cost of sales	$4	$8
Selling, general, and administrative expenses	31	27
Stock-based compensation expense	$35	$35

Stock-based compensation expense includes $2 million and $10 million for the fiscal three months ended April 2, 2023 and April 3, 2022, respectively, of allocated charges from the Parent, based on percentage attribution related to Parent employees providing services to the Company.

8. Related Parties

The Company has not historically operated as a standalone business and the Condensed Combined Financial Statements are derived from the consolidated combined financial statements and accounting records of the Parent. The following disclosure summarizes activity between the Company and Parent.

Cost Allocations from Parent

Parent provides significant support functions to the Company. The Condensed Combined Financial Statements reflect an allocation of these costs. Similarly, certain of the Company’s operations provide support to the Parent’s affiliates and related costs for support are charged to the Parent’s affiliates. Allocated costs included in Cost of sales on the Company’s Condensed Combined Statements of Operations relate to enterprise-wide support primarily consisting of facilities, insurance, logistics, quality and compliance which are predominantly allocated based on Net sales. Allocated costs included in Selling, general, and administrative expenses primarily relate to finance, human resources, benefits administration, procurement support, information technology, legal, corporate strategy, corporate governance, other professional services, and general commercial support functions and are predominantly allocated based on Net sales or headcount. See Note 1, “Description of the Company and Summary of Significant Accounting Policies,” for a discussion of these costs and the methodology used to allocate them.

These allocations (excluding stock-based compensation expense), net of costs charged to the Parent’s affiliates reflected on the Company’s Condensed Combined Statements of Operations for the fiscal three months ended April 2, 2023 and April 3, 2022 were as follows:

(Dollars in Millions)	April 2, 2023	April 3, 2022
Cost of sales	$9	$36
Selling, general, and administrative expenses	87	157
Total	$96	$193

Management believes these cost allocations are a reasonable reflection of the utilization of services provided to, or the benefit derived by, the Company during the periods presented. The allocations may not, however, be indicative of the actual expenses that would have been incurred had the Company operated as a standalone public company. Actual costs that may have been incurred if the Company had been a standalone public company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by Company’s employees, and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure. As of January 2, 2023, the Company began operating independently and received a lower degree of support functions from the Parent during the current period and therefore the allocations decreased significantly from the comparable period.

Net Transfers to the Parent

Net transfers to the Parent are included within Net investment from Parent on the Condensed Combined Balance Sheets and Condensed Combined Statements of Equity and within financing activities on the Condensed Combined Statements of Cash Flows and represent the net effect of transactions between the Company and Parent. The Company reclassified approximately $200 million of unrecognized tax benefits and associated interest as a current liability within Accrued taxes on income on the Condensed Combined Balance Sheet as of April 2, 2023. Subsequent to April 2, 2023, the Company’s Parent made a payment to the U.S. Treasury for the estimated liability related to auditing tax years 2013 through 2016 (the “2013-2016 IRS Audit”), which included $200 million related to the Consumer Health Business. The completion of this tax audit may result in additional adjustments to the Company’s unrecognized tax benefit liability.

The components of Net transfers to the Parent for the fiscal three months ended April 2, 2023 and April 3, 2022 were as follows:

(Dollars in Millions)	April 2, 2023	April 3, 2022
Cash pooling and general financing activities	$(409)	$(408)
Corporate cost allocations	96	193
Taxes deemed settled with the Parent	27	—
Allocated derivative and hedging losses	—	(1)
Net transfers to the Parent as reflected in the Condensed Combined Statements of Cash Flows	$(286)	$(216)
Stock-based compensation expense	35	35
Other	(32)	—
Net transfers to the Parent as reflected in the Condensed Combined Statements of Equity	$(283)	$(181)

9. Other income, net, operating and Other expense (income), net

Other income, net, operating for the fiscal three months ended April 2, 2023 and April 3, 2022 consisted of:

(Dollars in Millions)	April 2, 2023	April 3, 2022
Royalty income	$(7)	$(7)
(Gain)/loss on disposal of fixed assets	(9)	2
Other	(1)	—
Total Other income, net, operating	$(17)	$(5)

Other expense (income), net for the fiscal three months ended April 2, 2023 and April 3, 2022 consisted of:

(Dollars in Millions)	April 2, 2023	April 3, 2022
Currency losses (gains) on transactions	$16	$(7)
Other(1)	15	6
Total Other expense (income), net	$31	$(1)

(1) Other consists primarily of gains and losses on investments, other than service cost components of net periodic benefit costs, and miscellaneous non-operating (income) expenses.

10. Income Taxes

The worldwide effective income tax rates for the fiscal three months ended April 2, 2023 and April 3, 2022 were 45.8% and 13.7%, respectively. With the issuance of debt in the first quarter of 2023, the resulting increase in annual interest reduced the Company’s capacity to utilize foreign tax credits against U.S. foreign source income. As a result, the Company recorded a $171 million valuation allowance against a deferred tax asset related to future foreign tax credit benefits thus increasing the reported rate in the first quarter of 2023 as compared to the first quarter of 2022. This was partially offset by additional discrete tax benefits. The effective income tax rate for the fiscal three months ended April 3, 2022 was lower due to the recognition of discrete foreign tax credit benefits.

During the periods presented in the Condensed Combined Financial Statements, the Company operated as part of the Parent and did not file income tax returns on a standalone basis in all jurisdictions in which it operates. However, for the purposes of the Condensed Combined Financial Statements, the income taxes and related income tax accounts have been calculated using the separate return method as if the Company filed income tax returns on a standalone basis. In the future, as a standalone company, the income taxes and related income tax accounts of the Company may differ from those presented in the Condensed Combined Financial Statements.

As of April 2, 2023, the Company had approximately $563 million of liabilities from unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in several jurisdictions. With respect to the United States, the IRS is currently conducting the 2013-2016 IRS Audit. The Company currently expects completion of this audit and settlement of the related tax liabilities in the next 12 months. In other major jurisdictions where the Company conducts business, the years that remain open to tax audit go back to the year 2008. The Company believes it is possible that tax audits may be completed over the next 12 months by taxing authorities in some jurisdictions outside of the United States. However, the Company is not able to provide a reasonably reliable estimate of the timing of any future tax payments or the amount of possible changes to the total unrecognized tax benefits associated with any audit closures or other events. The Company classifies liabilities for unrecognized tax benefits and related interest and penalties as long-term liabilities on the Condensed Combined Balance Sheets. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense on the Company’s Condensed Combined Statements of Operations.

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 (“IRA”), which, among other things, introduces a 15% corporate alternative minimum tax based on adjusted financial statement income of certain large corporations with a three-year average adjusted financial statement income in excess of $1.0 billion, an excise tax on corporate stock buybacks, and several tax incentives to promote clean energy. Based on the Company’s preliminary analysis, the IRA is not expected to have a material impact on the Company’s Condensed Combined Financial Statements. The Company will continue to evaluate the impact of this law as additional guidance and clarification becomes available.

11. Earnings Per Share

Prior to the completion of the Kenvue IPO, the Company had 1,716,160,000 of common shares issued and outstanding, of which 1,716,159,990 shares were issued to Johnson & Johnson through a subscription agreement in May 2023. For the purposes of the Company’s earnings per share calculations, the shares issued through the subscription agreement are being treated akin to shares attributable to a stock split and, as a result, are being retrospectively presented for all of the periods. For the periods prior to the Kenvue IPO, there were no dilutive equity instruments or equity awards of the Company outstanding prior to the Kenvue IPO. Net income per share for the fiscal three months ended April 2, 2023 and April 3, 2022 was calculated as follows:

(In Millions, Except Per Share Data)	April 2, 2023	April 3, 2022
Net income	$330	$528
Basic and diluted weighted-average common shares	1,716	1,716
Basic and diluted net income per share	$0.19	$0.31

12. Fair Value Measurements

Fair value measurements are estimated based on valuations techniques and inputs categorized as follows:

•Level 1 – Quoted prices in active markets for identical assets or liabilities
•Level 2 – Significant other observable outputs
•Level 3 – Significant unobservable outputs

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	April 2, 2023				January 1, 2023
(Dollars in Millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Derivatives designated as cash flow hedges
Assets:
Forward foreign exchange contracts	$57	$—	$57	$—	$39	$—	$39	$—
Interest rate swaps	—	—	—	—	29	—	29	—
Total	57	—	57	—	68	—	68	—
Liabilities:
Forward foreign exchange contracts	(26)	—	(26)	—	(15)	—	(15)	—
Interest rate swaps	—	—	—	—	(39)	—	(39)	—
Total	(26)	—	(26)	—	(54)	—	(54)	—
Net amount presented in Prepaid expenses and other receivables:	$31	$—	31	$—	$14	$—	14	$—

The carrying amount of Cash and cash equivalents, Restricted cash, Trade receivables, Prepaid expenses and other receivables, and loans and notes payable approximated fair value as of April 2, 2023 and January 1, 2023. The fair value of forward foreign exchange contracts is the aggregation by currency of all future cash flows discounted to its present value at the prevailing market interest rates and subsequently converted to the U.S. Dollar at the current spot foreign exchange rate. The interest rate swaps are recorded at fair value that is derived from observable market data, including yield curves. All derivative instruments are classified as Level 2 securities. The Company does not believe that fair values of these derivative instruments materially differ from the amounts that could be realized upon settlement or maturity, or that the changes in fair value will have a material effect on the Company’s results of operations, cash flows, or financial position.

There were no transfers between Level 1, Level 2, or Level 3 during the fiscal three months ended April 2, 2023 and fiscal year ended January 1, 2023.

In certain jurisdictions, the Company uses forward foreign exchange contracts to manage its exposures to the variability of foreign exchange rates. Changes in the fair value of derivatives were recorded each period in earnings or Other comprehensive income (loss), depending on whether the derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction.

Since 2022, the Company has entered into forward foreign exchange contracts to hedge a portion of forecasted cash flows denominated in foreign currency. The terms of these contracts are generally 12 months to 18 months. These contracts are designated as cash flow hedging relationships at the date of contract inception, in accordance with the appropriate accounting guidance. At inception, all designated hedging relationships are expected to be highly effective. These contracts are accounted for using the forward method and all gains/losses associated with these contracts are recorded in Other comprehensive income (loss). The Company reclassifies the gains and losses related to these contracts at the time the inventory is sold to the customer into Net sales or Cost of sales on the Company’s Condensed Combined Statements of Operations, as applicable. During the fiscal three months ended April 2, 2023, the Company recorded gains on forward foreign exchange contracts designated as cash flow hedges within Other comprehensive income (loss) of $17 million, and reclassified $11 million into earnings. During the fiscal three months ended April 3, 2022, the company recorded losses on forward foreign exchange contracts designated as cash flow hedges within Other comprehensive income (loss) of $3 million and reclassified $1 million into earnings.

The fair value of the Company’s foreign currency exchange contracts as of April 2, 2023 was included in Prepaid expenses and other receivables, on the Company’s Condensed Combined Balance Sheets.

Since 2022, the Company has entered into forward currency exchange contracts to offset the foreign currency exposure related to the settlement of payables and receivables of the Company. These contracts are not designated as cash flow hedging relationships, and the net allocated gains and losses related to these contracts were recognized within Other expense (income), net on the Company’s Condensed Combined Statements of Operations.

Beginning in the fourth quarter of 2022, the Company entered into forward starting interest rate swaps in contemplation of securing long-term financing for the Separation or for other long-term financing purposes in the event the Separation did not occur. The Company designated these derivatives as cash flow hedges to reduce future interest rate exposure related to changes in the benchmark interest rate on forecasted 5-year, 10-year, and 30-year bonds that the Company issued in 2023. During the fiscal three months ended April 2, 2023, the Company recorded a gain of approximately $48 million in Accumulated other comprehensive loss. Upon the issuance of the forecasted debt, the Company settled its forward starting interest rate swaps and received $38 million in cash. The gain in Accumulated other comprehensive loss will be amortized and recorded in Other expense (income), net on the Company’s Condensed Combined Statements of Operations over the life of the 5-year, 10-year, and 30-year bonds.

The following table sets forth the notional amounts of the Company’s outstanding derivative instruments:

	April 2, 2023			January 1, 2023
(Dollars in Millions)	Forward foreign exchange contracts	Interest rate swaps	Total	Forward foreign exchange contracts	Interest rate swaps	Total
Cash flow hedges	$3,007	$—	$3,007	$1,768	$2,400	$4,168

On an ongoing basis, the Company assesses whether each derivative continues to be highly effective in offsetting changes of hedged items. When a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Cash flows from derivatives designated in hedging relationships are reflected in the Combined Statement of Cash Flows consistent with the presentation of the hedged item. Cash flows from derivatives that were not accounted for as designated hedging relationships reflect the classification of the cash flows associated with the activities being economically hedged.

The following table is a summary of the activity related to derivatives and hedges for the fiscal three months ended April 2, 2023 and April 3, 2022:

	April 2, 2023			April 3, 2022
(Dollars in Millions)	Net Sales	Cost of Sales	Other (income) expense, net	Net Sales	Cost of Sales	Other (income) expense, net
Gain (loss) on cash flow hedges	$1	$10	$—	$3	$—	$(2)
Gain on forward currency exchange contracts not designated as hedges	$—	$—	$6	$—	$—	$8

As of April 2, 2023, the balance of deferred net gain on derivatives included in Accumulated other comprehensive loss was $39 million after-tax.

Credit Risk

The Company is exposed to the risk of credit loss in the event of nonperformance by counterparties to financial instrument contracts; however, nonperformance is considered unlikely and any nonperformance is unlikely to be material as it is the Company’s policy to contract with diverse, credit-worthy counterparties based upon both strong credit ratings and other credit considerations. The Company has negotiated International Swaps and Derivatives Association, Inc. master agreements with its counterparties, which contain master netting provisions providing the legal right and ability to offset exposures across trades with each counterparty. Given the rights provided by these contracts, the Company presents derivative balances based on its “net” counterparty exposure. These agreements do not require the posting of collateral.

Investments in Equity Securities

The Company measures equity investments without readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As of April 2, 2023 and January 1, 2023, such investments totaled $56 million and were included in Other assets on the Condensed Combined Balance Sheets.

13. Commitments and Contingencies

The Company and/or certain of its subsidiaries are involved from time to time in various lawsuits and claims relating to intellectual property, commercial contracts, product liability, labeling, marketing, advertising, pricing, antitrust and trade regulation, labor and employment, indemnification, data privacy and security, environmental, health and safety, and tax matters, governmental investigations, and other legal proceedings that arise in the ordinary course of their business.

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. As of April 2, 2023, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company may accrue for certain of these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with Accounting Standards Codification (“ASC”) 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; significant facts are in dispute; procedural or jurisdictional issues exist; the number of potential claims is certain or predictable; comprehensive multi-party settlements are achievable; there are complex related cross-claims and counterclaims; and/or there are numerous parties involved. The Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.

In the Company’s opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company’s Condensed Combined Balance Sheets, is not expected to have a material adverse effect on the Company’s financial position. However, the resolution of, or increase in accruals for, one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

Product Liability

The Company and/or certain of its subsidiaries are involved in numerous product liability claims and lawsuits involving multiple products. Claimants in these cases seek substantial compensatory and, where available, punitive damages. While the Company believes it has substantial defenses, it is not feasible to predict the ultimate outcome of litigation. From time to time, even if it has substantial defenses, the Company considers isolated settlements based on a variety of circumstances. The Company may establish accruals for product liability claims and lawsuits in compliance with ASC 450-20-25 based on currently available information, which in some cases may be limited. The Company may accrue an estimate of the legal defense costs needed to defend each matter when those costs are probable and can be reasonably estimated. For certain of these matters, the Company may accrue additional amounts such as estimated costs associated with settlements, damages and other losses. Product liability accruals can represent projected product liability for thousands of claims around the world, each in different litigation environments and with different fact patterns. Changes to the accruals may be required in the future as additional information becomes available.

Claims for personal injury have been made against Johnson & Johnson Consumer Inc. (“JJCI”) arising out of the use of Tylenol, an over-the-counter pain medication, alleging that in utero exposure to acetaminophen (the active ingredient in Tylenol) is associated with the development of autism spectrum disorder and/or attention-deficit/hyperactivity disorder in children. In October 2022, lawsuits filed in federal courts in the United States were organized as a multi-district litigation in the U.S. District Court for the Southern District of New York. No trial dates have been set in these actions. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. In addition, lawsuits have been filed in Canada against the Company’s Canadian affiliate and J&J.

General Litigation

In 2006, J&J acquired Pfizer’s over-the-counter (“OTC”) business including the U.S. rights to OTC Zantac, which were on-sold to Boehringer Ingelheim (“BI”) as a condition to merger control approval such that BI assumed product liability risk for U.S. sales after 2006. J&J received indemnification from BI and gave Pfizer indemnification in connection with the transfer of the Zantac business to BI from Pfizer, through J&J. In November 2019, J&J received a demand for indemnification from Pfizer, pursuant to the 2006 Stock and Asset Purchase Agreement between J&J and Pfizer. In January 2020, J&J received a demand for indemnification from BI, pursuant to the 2006 Asset Purchase Agreement among J&J, Pfizer and BI. Pursuant to the agreements, Pfizer and BI have asserted indemnification claims against J&J ostensibly related to Zantac sales by Pfizer. In November 2022, J&J received a demand for indemnification from GlaxoSmithKline LLC (“GSK”), pursuant to the 2006 Stock and Asset Purchase Agreement between J&J and Pfizer, and certain 1993, 1998, and 2002 agreements between Glaxo Wellcome and Warner-Lambert entities. The notices seek indemnification for legal claims related to over-the-counter Zantac (ranitidine) products. Plaintiffs in the underlying actions allege that Zantac and other over-the-counter medications that contain ranitidine may degrade and result in unsafe levels of NDMA (N-nitrosodimethylamine) and can cause or have caused various cancers in patients using the products and seek declaratory and monetary relief. J&J has rejected all the demands for indemnification relating to the underlying actions. No J&J entity sold Zantac in the United States.

In 2016, Johnson & Johnson Inc. (Canadian affiliate) (“JJI”) sold the Canadian Zantac business to Sanofi Consumer Health, Inc. (“Sanofi”). Under the 2016 Asset Purchase Agreement between JJI and Sanofi (the “2016 Purchase Agreement”), Sanofi assumed certain liabilities including those pertaining to Zantac (ranitidine) product sold by Sanofi after closing and losses arising from or relating to recalls, withdrawals, replacements or related market actions or post-sale warning in respect of products sold by Sanofi after the closing, and JJI is required to indemnify Sanofi for certain other excluded liabilities. In November 2019, JJI received a notice reserving rights to claim indemnification from Sanofi pursuant to the 2016 Purchase Agreement. The notice refers to indemnification for legal claims in class actions and various individual personal injury actions with similar allegations to the U.S. litigation related to over-the-counter Zantac (ranitidine) products.

J&J and/or JJI have also been named in four of the seven putative class actions filed in Canada with similar allegations regarding Zantac or ranitidine use. Of the four putative class actions naming J&J and/or JJI, the British Columbia action has been stayed, the Alberta action has been discontinued, and the Quebec action has been stayed. The Ontario action is pending, but not currently active. JJI was also named as a defendant, along with other manufacturers, in various personal injury actions in Canada related to Zantac products. JJI has provided Sanofi notice reserving rights to claim indemnification pursuant to the 2016 Purchase Agreement related to the class actions and personal injury actions. It is not possible, at this stage, to assess reliably the outcome of these lawsuits or the potential financial impact on the Company.

Beginning in May 2021, multiple putative class actions were filed in state and federal courts (California, Florida, New York, and New Jersey) against various J&J entities alleging violations of state consumer fraud statutes based on nondisclosure of alleged benzene contamination of certain Neutrogena and Aveeno sunscreen products and the affirmative promotion of those products as “safe”; and, in at least one case, alleging strict liability manufacturing defect and failure to warn claims, asserting that the named plaintiffs suffered unspecified injuries as a result of alleged exposure to benzene. The Judicial Panel on Multi-District Litigation has consolidated all pending actions, except one case pending in New Jersey state court, in the U.S. District Court for the Southern District of Florida, Fort Lauderdale Division. In October 2021, an affiliate of the Company reached an agreement in principle for the settlement of a nationwide class, encompassing the claims of the consolidated actions, subject to approval by the Florida federal Court. In December 2021, plaintiffs in the consolidated actions filed a motion for preliminary approval of a nationwide class settlement. In February 2023, an order granting final approval of the settlement, certifying the settlement class and awarding attorney’s fees was entered. A Notice of Appeal was filed in April 2023.

J&J (subsequently substituted by JJCI) along with more than 120 other companies, is a defendant in a cost recovery and action brought by Occidental Chemical Corporation in June 2018 in the U.S. District Court for the District of New Jersey, related to the clean-up of a section of the Lower Passaic River in New Jersey. Certain defendants (not including JJCI) have executed a settlement with US EPA and US DOJ, which is subject to public comment. The settlement, if judicially approved, will be confirmed through a judicial Consent Decree. The case has been administratively closed but can be re-opened upon request, following a decision on the Consent Decree.

The Company or its subsidiaries are also parties to various proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, and comparable state, local or foreign laws in which the primary relief sought is the company’s agreement to implement remediation activities at designated hazardous waste sites or to reimburse the government or third parties for the costs they have incurred in performing remediation at such sites.

Other

A significant number of personal injury claims alleging that talc causes cancer were made against J&J and certain of its affiliates arising out of the use of body powders containing talc, primarily Johnson’s Baby Powder. These personal injury suits were filed primarily in state and federal courts in the United States and in Canada.

Pursuant to the Separation Agreement, J&J has retained all liabilities on account of or relating to harm arising out of, based upon or resulting from, directly or indirectly, the presence of or exposure to talc or talc-containing products sold by J&J or its affiliates in the United States and Canada (the “Talc-Related Liabilities”) and, as a result, has agreed to indemnify the Company for the Talc-Related Liabilities and any costs associated with resolving such claims. The Company will, however, remain responsible for all liabilities on account of or relating to harm arising out of, based upon or resulting from, directly or indirectly, the presence of or exposure to talc or talc-containing products sold outside the United States or Canada.

14. Segments of Business

The Company has historically operated as part of the Parent, reported under the Parent’s segment structure and historically the Chief Operating Decision Maker (“CODM”) was the Consumer Health Segment Operating Committee. As the Company transitioned into an independent, publicly traded company, the Company’s CODM was determined to be the Kenvue Leadership Team as they are responsible for allocating resources and assessing performance. Based on how the CODM assesses operating performance on a regular basis, makes resource allocation decisions, and designates responsibilities of their direct reports, the Company is organized as three operating segments, which are also its reportable segments: (i) Self Care, (ii) Skin Health and Beauty, and (iii) Essential Health. Prior period presentations conform to the current segment reporting structure.

Segment profit is based on Operating income, excluding depreciation and amortization, non-recurring Separation-related costs, restructuring expense, Other income, net, operating, and unallocated general corporate administrative expenses (referred to herein as “Adjusted operating income”), as management excludes these items in assessing segment financial performance. General corporate/unallocated expenses, which include treasury and legal operations and certain expenses, gains and losses related to the overall management of the Company, are not allocated to the segments. In assessing segment performance and managing operations, management does not review segment assets.

The Company operates the business through the following three reportable business segments:

Reportable Segments	Product Categories
Self Care	Cough, Cold and Allergy
Pain Care
Other Self Care (Digestive Health, Smoking Cessation, and Other)
Skin Health and Beauty	Face and Body Care
Hair, Sun and Other
Essential Health	Oral Care
Baby Care
Other Essential Health (Women’s Health and Wound Care)

The Company’s product categories as a percentage of Net sales for the fiscal three months ended April 2, 2023 and April 3, 2022 were as follows:

	April 2, 2023	April 3, 2022
Cough, Cold and Allergy	14%	14%
Pain Care	14%	12%
Other Self Care	14%	14%
Face and Body Care	20%	20%
Hair, Sun and Other	9%	9%
Oral Care	9%	10%
Baby Care	9%	10%
Other Essential Health	11%	11%
Total	100%	100%

Segment Net Sales and Adjusted Operating Income

Segment net sales and Adjusted operating income for the fiscal three months ended April 2, 2023 and April 3, 2022 were as follows:

	Net Sales
(Dollars in Millions)	April 2, 2023	April 3, 2022
Self Care	$1,640	$1,465
Skin Health and Beauty	1,111	1,012
Essential Health	1,101	1,113
Total	$3,852	$3,590

	Adjusted Operating Income
(Dollars in Millions)	April 2, 2023	April 3, 2022
Self Care	$582	$474
Skin Health and Beauty	150	127
Essential Health	210	246
Total Adjusted operating income(1)	$942	$847
Reconciliation to Income before taxes:
General corporate/unallocated expenses	69	52
Other income, net, operating	(17)	(5)
Restructuring(2)	—	14
Depreciation and amortization	152	165
Separation-related costs	98	10
Total operating income	$640	$611
Other expense (income), net	30	(1)
Interest expense(3)	1	—
Income before taxes	$609	$612

(1) For the first quarter of 2023, the Company adjusted the allocation for certain intangible asset amortization costs within Cost of Sales to align with segment financial results as measured by the Company, including the CODM. Accordingly, the Company has updated its segment disclosures to reflect the updated presentation in all prior periods. Total Adjusted operating income did not change as a result of this update.
(2) Exclusive of the restructuring expense included in Other income, net, operating on the Company’s Condensed Combined Statements of Operations.
(3) Interest expense is included in Other expense (income), net on the Company’s Condensed Combined Statements of Operations.

15. Accrued and Other Liabilities

Accrued liabilities consisted of:

(Dollars in Millions)	April 2, 2023	January 1, 2023
Accrued expenses	$564	$447
Accrued compensation and benefits	156	272
Lease liability	32	35
Other accrued liabilities	235	152
Accrued liabilities	$987	$906

Other liabilities consisted of:

(Dollars in Millions)	April 2, 2023	January 1, 2023
Accrued income taxes - noncurrent	$363	$584
Noncurrent lease liability	85	81
Other noncurrent accrued liabilities	68	62
Other liabilities	$516	$727

16. Subsequent Events

Kenvue IPO

The registration statement related to the initial public offering of Kenvue’s common shares was declared effective on May 3, 2023, and Kenvue’s common shares began trading on the New York Stock Exchange under the ticker symbol “KVUE” on May 4, 2023. For more information, see Note 1, “Description of the Company and Summary of Significant Accounting Policies”.

Global Corporate Headquarters Lease

On April 20, 2023, the Company entered into a long-term lease for a newly-renovated office building and a newly-constructed research and development building in Summit, New Jersey that, when completed, will encompass a total of approximately 290,000 square feet and serve as the Company’s new global corporate headquarters. The expected lease expense is approximately $10 million per year with an initial term of 15 years. In addition to corporate office space, this campus will house laboratory space to principally support research and development. The relocation to this campus is expected to commence in 2025 for the office building and continue through 2026 for occupancy into the new research and development building. The Company will continue to operate from its interim corporate headquarters in Skillman, New Jersey until that time.

Separation Agreement

In connection with the Kenvue IPO, the Parent and Kenvue entered into a separation agreement (the “Separation Agreement”) on May 3, 2023. The Separation Agreement sets forth certain agreements between the Parent and Kenvue regarding, among other matters:

•the principal corporate actions and internal reorganization pursuant to which the Parent transferred the Consumer Health Business to Kenvue;
•the allocation of assets and liabilities to the Parent and Kenvue;
•the Parent’s and Kenvue’s respective rights and obligations with respect to the Kenvue IPO;
•certain matters with respect to any subsequent distribution or other disposition by the Parent of the shares of Kenvue Common Stock owned by the Parent following the Kenvue IPO (the “Distribution”); and
•other agreements governing aspects of Kenvue’s relationship with the Parent following the Kenvue IPO.

Related Agreements

In connection with the Kenvue IPO, the Parent and Kenvue also entered into various other material agreements. These agreements were entered into on May 3, 2023, unless otherwise indicated, and consist of the following:

•a tax matters agreement, which governs the Parent’s and Kenvue’s respective rights, responsibilities and obligations with respect to all tax matters, including tax liabilities, tax attributes, tax contests and tax returns;
•an employee matters agreement, which addresses certain employment, compensation and benefits matters, including the allocation and treatment of certain assets and liabilities relating to Kenvue’s employees and compensation and benefit plans and programs in which Kenvue’s employees participate prior to the date of the Distribution, if pursued;
•an intellectual property agreement, which governs the Parent’s and Kenvue’s respective rights, responsibilities and obligations with respect to intellectual property matters, excluding certain intellectual property matters with respect to trademarks;
•a trademark phase-out license agreement, dated as of April 3, 2023, and pursuant to which the Parent granted to Kenvue a license to use certain trademarks owned by the Parent on a transitional basis following the completion of the Kenvue IPO;
•a transition services agreement, pursuant to which the Parent will provide to Kenvue certain services for terms of varying duration following the Kenvue IPO;
•a transition manufacturing agreement, pursuant to which the Parent will provide to Kenvue certain manufacturing services for terms of varying duration following the Kenvue IPO; and
•a registration rights agreement, pursuant to which Kenvue granted to the Parent certain registration rights with respect to the shares of Kenvue common stock owned by the Parent following the completion of the Kenvue IPO.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the section of our final prospectus (the “IPO Prospectus”) filed on May 4, 2023 with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Act”) relating to our Registration Statement on Form S-1 entitled “Risk Factors” and the section entitled “Cautionary Note Regarding Forward-Looking Statements” included herein.

Our accompanying Condensed Combined Financial Statements as of April 2, 2023 and for the fiscal three months ended April 2, 2023 and April 3, 2022 have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial statements, and should be read in conjunction with our audited combined financial statements for the year ended January 1, 2023, which are included in the IPO Prospectus, and in conjunction with our unaudited Condensed Combined Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. In our opinion, the Condensed Combined Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. All currency amounts are expressed in U.S. dollars unless otherwise noted.

Overview

Company Overview

At Kenvue, our purpose is to realize the extraordinary power of everyday care. As a global leader at the intersection of healthcare and consumer goods, we are the world’s largest pure-play consumer health company by revenue with $15.0 billion in Net sales in 2022. By combining the power of science with meaningful human insights and digital-first approach, we empower consumers to live healthier lives every day. Trusted by generations, our differentiated portfolio of iconic brands—including Tylenol, Neutrogena, Listerine, Johnson’s, BAND-AID®, Aveeno, Zyrtec, and Nicorette—is backed by science and recommended by healthcare professionals, which further reinforces our consumers’ connections to our brands.

Our portfolio includes Self Care, Skin Health and Beauty, and Essential Health products, allowing us to connect with consumers globally—in their daily rituals and the moments that matter most.

Our well-known portfolio represents a combination of global and regional brands, many of which hold leading positions in their respective categories. In 2022, we held seven #1 brand positions across major categories globally, in addition to many #1 brand positions locally across our four regions. Our global footprint is also well balanced geographically with approximately half of our Net sales generated outside North America in 2022.

Our global scale and the breadth of our brand portfolio are complemented by our well-developed capabilities and accelerated through our digital-first approach, allowing us to dynamically capitalize on and respond to current trends impacting our categories and geographic markets.

With a sole focus on consumer health, our marketing organization operates efficiently leveraging our precision marketing, e-commerce, and broader digital capabilities to develop unique consumer insights and further enhance the relevance of our brands. Similarly, our research and development organization combines these consumer insights with deep, multi-disciplinary scientific expertise, and engagement with healthcare professionals, to drive innovative new products, solutions and experiences centered around consumer health.

Our Business Segments

We operate our business through the following three reportable business segments:

•Self Care. Our Self Care product categories include: Cough, Cold and Allergy; Pain Care; and Other Self Care (Digestive Health, Smoking Cessation and Other). Major brands in the segment include Tylenol, Nicorette, and Zyrtec.
•Skin Health and Beauty. Our Skin Health and Beauty product categories include: Face and Body Care and Hair, Sun and Other. Major brands in the segment include Neutrogena, Aveeno, and OGX.
•Essential Health. Our Essential Health product categories include: Oral Care, Baby Care, and Other Essential Health (Women’s Health and Wound Care). Major brands in the segment include Listerine, Johnson’s, BAND-AID®, and Stayfree.

For additional information about our three reportable business segments, see “—Key Factors Affecting Our Results—Our Brands and Product Portfolio” and Note 14, “Segments of Business,” to our Condensed Combined Financial Statements included herein.

Separation from Johnson & Johnson

In November 2021, Johnson & Johnson (“J&J” or the “Parent”), our parent company, announced its intention to separate its Consumer Health segment (the “Consumer Health Business”) into a new, publicly traded company (the “Separation”). We were incorporated in Delaware on February 23, 2022 in connection with the Separation and were formed to ultimately hold, directly or indirectly, and conducted certain operational activities in anticipation of the planned separation of, the Consumer Health Business. Prior to the Kenvue IPO (as defined below), we were wholly owned by J&J and primarily represented the Consumer Health Business. We also included certain other product lines previously reported in another segment of J&J. On April 4, 2023, in connection with the Separation, J&J completed in all material respects the transfer of the assets and liabilities of the Consumer Health Business to us and our subsidiaries, other than the transfer of assets and liabilities in certain jurisdictions where we and J&J will defer the transfer of such assets and assumption of liabilities and other immaterial assets (such transfer, the “Consumer Health Business Transfer”).

The registration statement related to the initial public offering of Kenvue’s common shares was declared effective on May 3, 2023, and our common shares began trading on the New York Stock Exchange under the ticker symbol “KVUE” on May 4, 2023 (the “Kenvue IPO”).

On May 8, 2023, the Kenvue IPO was completed through the sale of 198,734,444 shares of common stock, par value $0.01 per share, including the underwriters’ full exercise of their option to purchase 25,921,884 shares to cover over-allotments, at an initial public offering price of $22 per share for net proceeds of $4.2 billion after deducting underwriting discounts and commissions of $131 million. On May 8, 2023, as partial consideration for the Consumer Health Business Transfer, we paid $13.2 billion to J&J from the (1) net proceeds received from the sale of the common shares in the Kenvue IPO and (2) net proceeds received from the Debt Financing Transactions as defined in Note 4, “Borrowings,” to our Condensed Combined Financial Statements included herein. As of the closing of the Kenvue IPO, J&J owned 1,716,160,000 shares of Kenvue common stock, or approximately 89.6% of the total outstanding shares of Kenvue common stock and, as such, will continue to consolidate the financial results of Kenvue until the Separation is complete.

J&J has informed us that it intends to make a tax-free distribution to its shareholders of all or a portion of its remaining equity interest in us, but J&J has no obligation to complete such distribution. We are incurring certain costs in connection with our establishment as a standalone public company (the “Separation-related costs”). We expect the non-recurring Separation-related costs will continue through at least fiscal year 2024. For additional information about the Separation, see “The Separation and Distribution Transactions—The Separation” and “Certain Relationships and Related Person Transactions—Agreements to be Entered into in Connection with the Separation” in the IPO Prospectus.

Relationship with J&J

In connection with the Separation, we have entered into the Separation Agreement and various other agreements with J&J for the purpose of effecting the Separation. These agreements provide a framework for our relationship with J&J and govern various interim and ongoing relationships between us and J&J that follows the completion of the Kenvue IPO. These agreements with J&J are described in Note 16, “Subsequent Events,” to our Condensed Combined Financial Statements included herein.

Key Factors Affecting Our Results

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of our IPO Prospectus entitled “Risk Factors”.

Our Brands and Product Portfolio

We have a world class, global portfolio of iconic and modern brands that has been built over the last 135 years and is trusted by generations of consumers. Our business is balanced and resilient with leading brands across categories and geographic markets. Our brands are widely recognized and represents a combination of global powerhouses and regional brands, many of which hold leading positions in their respective categories. Our brands are built for moments that uniquely matter; these moments of care create an emotional connection to our products that creates deep bonds between consumers and our brands.

Our ability to compete successfully depends on the strength of these brands. The vast majority of our Net sales are derived from products bearing proprietary trademarks and trade names, and these trademarks and trade names convey that the products we sell are “brand name” products. Developing and maintaining the reputation of our brands is a critical component of our relationship with consumers, customers, manufacturers, suppliers, distributors, and other third-party partners, including healthcare professionals, influencers and other individuals with whom we have relationships. We recognize that our reputation and our brands could be damaged by negative publicity, whether or not valid, related to our company, our brands, our products, our supply chain, our ingredients, our packaging, our environmental, social, and governance practices, our employees, or any other aspect of our business.

Consumers, customers, and third-party partners value and trust the reputation, reliability, and status of our brands and the quality, performance, and functionality of our products, and we believe there are significant opportunities to further increase our category and brand penetration by continuing to deepen our brand relevance and salience across our portfolio, continually earning a place for our products in consumers’ hearts and homes.

Shifting Consumer Preferences

Everyday care has never been a more essential part of the consumer health journey. Globally, people’s preferences and expectations for consumer health products continue to evolve, with a heightened focus on preventative care and science-backed solutions. While the focus on consumer health was already on the rise before the COVID-19 pandemic, this focus has further accelerated since the start of the pandemic. Consumers are also shifting the paradigm of beauty towards health. Other recent trends that have affected consumer preferences include an aging population, premiumization (where consumers switch their purchases to premium alternatives), a growing middle class in emerging markets and the rise of digital ecosystems that create new opportunities for personalized health solutions. We expect these trends to continue and that consumers will continue to seek solutions that meet their health goals, creating growth opportunities across our product portfolio.

Consumer preferences and purchasing patterns are difficult to predict and may fluctuate rapidly. Our success is dependent on our ability to anticipate, understand, and respond appropriately to market trends and changing consumer preferences more quickly than our competitors. Accordingly, we increasingly leverage our digital capabilities and data analytics to gain new commercial insights and develop targeted marketing and advertising initiatives to reach consumers. Moreover, market trends and consumer preferences and purchasing patterns may vary by geographic region, and we seek to complement our portfolio of iconic global brands with strong regional brands that are uniquely tailored to local preferences and trends.

Innovation

We rely on science. We have always prioritized science as the core of how we provided care, and we remain committed to this approach. Our ability to quickly develop new products and technologies and to adapt and market our products on an ongoing basis to meet evolving consumer preferences is an essential component of our business strategy. Several of our products have a long history of life-enhancing, first-to-market innovations. In many situations, we have driven the innovation and clinical compendium of entire categories. By leveraging world-class research and development capabilities and a team of research and development professionals, we have a multi-disciplinary and differentiated approach to innovation.

We have a successful track record of driving innovation across our categories with a science-based approach centered around human empathy and leveraging our long-standing relationships with healthcare professionals and academic institutions. Nonetheless, developing new products and technologies is a complex, time-consuming and costly process, and a new product may not achieve a successful launch or may not generate sufficient consumer interest and sales to become a profitable product. In order to remain competitive within the product markets we currently service, enter new product markets, and expand into adjacent categories, channels of distribution or geographies, we must continue to invest in innovation and develop, promote, and bring to market new high-quality products.

Expansion of e-Commerce and Digital Capabilities

Our digital-first mindset cuts across all we do. Over the last several years, our digital acceleration has transformed our ability to deliver better consumer health experiences. Today, we apply a digital-first mindset to all aspects of our operations, including research and development, supply chain, go-to-market, and marketing, by prioritizing digital investments, and we intend to continue to accelerate our implementation of this strategy in the future. Effective implementation of our digital-first approach, including effective integration of our digital and physical channels, is integral to the continued growth of our business but involves significant operational changes. We have gradually increased our investment focus into enhancing our digital capabilities, including data science, data analytics, artificial intelligence, machine learning, and natural language processing.

Our pursuit of this strategy has led us in recent years to promote new services, including e-commerce and direct-to-consumer (“DTC”) services, and introduce innovative new products and connected health offerings beyond the traditional services and products we have historically provided to our consumers and customers. Our investments in our digital capabilities are improving data quality and access, fostering innovation, driving e-commerce success, and enabling us to manage our supply chain more effectively while enhancing our marketing and commercial capabilities. However, expanding our service and product offerings through digital initiatives will also create additional risks and uncertainties associated with conducting business digitally, including the speed with which technology changes, technical failures, information security or cybersecurity incidents, consumer privacy and data protection concerns, ethical concerns, changes in state tax regimes, and government regulation of internet activities.

Geographic Expansion

We have a global footprint through which we sold and distributed our broad product portfolio in more than 165 countries across our four regions in 2022. In recent years, we have grown, and we intend to continue to grow, our business by expanding our global operations. Given our global scale, including in the United States and China, we are well positioned to work with our retail partners to meet increasing consumer health demands and develop new product adjacencies for evolving consumer needs globally. In addition to prioritizing expansion in our existing markets where we have identified the most attractive opportunities, we also intend to invest in other sizable, growing, and underpenetrated geographic markets throughout the world.

We expect competition to intensify in the geographic markets where we plan to expand our operations. Local companies based in markets outside the United States may have substantial competitive advantages because of their greater understanding of, and focus on, those local markets. Meanwhile, some of our multinational competitors may develop and grow in certain geographic markets more quickly than we will. Our ability to successfully expand our business globally will depend on a number of factors, including our marketing efforts and consumer acceptance of our products.

Increased Competition

Our products are sold in a highly competitive global marketplace, which, in recent years, has experienced increased retail trade concentration, the emergence of retail buying alliances, the rapid growth of e-commerce and the integration of traditional and digital operations at key retail trade customers. For each of the fiscal three months ended April 2, 2023 and April 3, 2022, one of our customers accounted for approximately 14% of our total Net sales, and our top ten customers represented approximately 42% and 43% of our total Net sales, respectively. Nonetheless, as a result of these trends, we are increasingly dependent on certain large-format retail trade customers in each of our business segments and some of these retail trade customers have significant bargaining strength.

We face substantial competition in each of our business segments and product lines and across all geographic markets in which we operate. We compete with companies of all sizes on the basis of cost-effectiveness, product performance, real or perceived product advantages, intellectual property rights, advertising, and promotional activities, brand recognition and loyalty, consumer convenience, pricing, and geographic reach. Our competitors include multinational corporations, smaller companies that often operate on a regional basis, retailers’ private-label brands, and generic non-branded products. Many of these competitors have benefited from the substantial growth in e-commerce and focus extensively on DTC or other non-traditional, digital business models. Competitive factors impacting our business also include market dynamics and evolving consumer preferences, brand image, a broad product portfolio, new product innovations and product development, pricing that is attractive to consumers, cost inputs, and the ability to attract and retain talented employees. We expect that the continued attractiveness of the categories and geographic markets in which we operate will encourage the entry of new competitors of all sizes, which could increase these and other competitive pressures in the future.

Sourcing, Manufacturing and Supply Chain Management

Our ability to meet the needs of our consumers and customers depends on the proper functioning of our manufacturing and supplier operations. Our manufacturing operations require the timely delivery of sufficient amounts of complex, high-quality components and materials. We have built our supply chain network to deploy resources across the globe where they are most needed. Our extensive distribution network and sales organization enable us to establish strategic partnerships with key suppliers and retailers across multiple markets and channels, where we further leverage our scale to drive flexible manufacturing capacity and supply chain optimization. We believe this approach builds and supports our resilience across economic cycles and allows us to prioritize or expand our geographic focus based on our strategic priorities. Nonetheless, we have in the past faced, and may in the future face, unanticipated interruptions and delays in manufacturing through our internal and external supply chain. For example, since 2021 we have experienced, and we continue to experience, higher than expected inflation, including escalating transportation, commodity and other supply-chain costs and disruptions that have adversely affected, and continue to adversely affect, our results of operations. Manufacturing or supplier disruptions could result in product shortages, declining sales, reputational damage or significant costs.

Supply Chain Optimization Initiatives

Since 2019, we have taken significant steps to meet consumer demand and mitigate supply chain constraints. We have redesigned our manufacturing and distribution network, optimizing both in-house and external manufacturing and distribution footprints to improve lead time and reliability across the globe. We selectively invested in specific technologies and expanded our capacity in different geographic markets with the intent to increase competitiveness by improving cost, speed, compliance, and customer service. A series of different initiatives were deployed including (1) improving inter-region agility through end-to-end collaboration and shipping optimization, (2) distribution network redesign to manage the surge of e-commerce volume and mitigate constraints, (3) product offering optimization that eliminated a significant number of small external manufacturers and discontinued unprofitable SKUs, and (4) investments in technology, automation, and digital capabilities that modernized our supply chain operations and enabled inventory optimization, which improved profitability, quality control, and shipping container loading and utilization while reducing consumer complaints. As a result, our historical results of operations reflect savings delivered through these end-to-end supply chain optimization initiatives.

Macroeconomic Trends

Macroeconomic factors affect consumer spending patterns and thereby our results of operations. These factors include general economic conditions, inflation, consumer confidence, employment rates, business conditions, the availability of credit, interest rates, tax rates, and fuel and energy costs. Factors that impact consumer discretionary spending, which remains volatile globally, continue to create a complex and challenging retail environment for us and our third-party partners. We intend to continue to evaluate and adjust our operating strategies and cost management opportunities to help mitigate any impacts on our results of operations resulting from broader macroeconomic conditions and policy changes, while remaining focused on the long-term growth of our business.

Foreign Currency Exposure

We report our combined financial results in U.S. dollars but have significant non-U.S. operations. A large portion of our business is conducted in currencies other than U.S. dollars, and generally the applicable local currency is our functional currency in that locality. As a result, we face foreign currency exposure on the translation into U.S. dollars of our results of operations in numerous jurisdictions primarily in the European Union, the United Kingdom, Japan, China, Canada, Brazil, and India. In addition, as we continue to expand our global operations, our exposure to foreign currency risk could become more significant, particularly if the U.S. Dollar strengthens in the future.

Where possible, we manage foreign currency exposure through a variety of methods. We may adopt natural hedging strategies whereby favorable and unfavorable foreign currency impacts to our foreign currency-denominated operating expenses are mitigated to a certain extent by the natural, opposite impact on our foreign currency-denominated Net sales. During 2022, in anticipation of operating as a standalone entity, we started to use derivative financial instruments to mitigate our foreign currency exposure and not for trading or speculative purposes. For example, we hedged a portion of forecasted foreign currency revenue and forecasted inventory purchases. Nonetheless, it is not practical for us to mitigate all of our foreign currency exposure, nor are we able to accurately predict the possible impact of future foreign currency exchange rate fluctuations on our results of operations, due to our constantly changing exposure to various foreign currencies, difficulty in predicting fluctuations in foreign currency exchange rates relative to the U.S. Dollar, and the significant number of foreign currencies involved.

Acquisitions and Divestitures

We actively refine our portfolio through acquisitions towards high growth, high margin businesses as well as divestitures of assets that we do not believe are well integrated into our product portfolio and strategic direction. We have demonstrated an ability to successfully integrate and scale acquired businesses to further build upon our market leadership across our product portfolio. We did not complete any significant acquisitions or divestitures during the fiscal three months ended April 2, 2023 and April 3, 2022.

We intend to continue to pursue a disciplined and prudent approach to acquisitions and partnership opportunities that accelerate growth within our business. We believe our strong balance sheet will allow us to strategically make acquisitions and divestitures while maintaining our disciplined approach to capital allocation. However, the pursuit of acquisitions and divestitures of businesses, brands, assets, and technologies involves numerous potential risks.

Impacts of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. We have assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of the COVID-19 pandemic.

Our Net sales in our Self Care segment and within certain product categories in our Essential Health segment were accelerated by changes in consumer behavior during the COVID-19 pandemic, which helped to offset the adverse impact on our Net sales from the remainder of the business, primarily Skin Health and Beauty products and the Baby Care and Women’s Health products within our Essential Health segment, due to lockdown-driven lost usage occasions, including the inability of consumers to purchase our products due to financial hardship, government actions imposing travel or movement restrictions, shifts in demand and consumption away from more discretionary or higher-priced products to lower-priced products and consumer pantry-loading activity. However, as governments began lifting restrictions, this negative trend began to level off and stabilize in the fourth quarter of 2021 while momentum in Self Care and Essential Health products continued due to a rising focus on consumer health. The extent to which the COVID-19 pandemic will continue to impact our business and financial results will depend on many factors that cannot be predicted with certainty, including the duration of the outbreak and the impact of new variants. Any resurgence in the spread of COVID-19 or its variants could result in the imposition of new governmental directives and the implementation of prolonged restrictive measures that could further disrupt our operations.

We have considered various internal and external factors in assessing the potential impact of the COVID-19 pandemic on our business and financial results based upon information available at this time, as follows:

•Operating Model. We have an agile business model across the consumer health industry with flexibility designed into our manufacturing, research and development, and commercial capabilities.
•Supply Chain. We continue to leverage our global manufacturing footprint while closely monitoring and maintaining critical inventory at major distribution centers away from high-risk areas to ensure adequate and effective distribution.
•Business Continuity. The robust, active business continuity plans across our network were instrumental in preparing us for the COVID-19 pandemic and enabling us to continue to meet the majority of consumer needs without significant interruption.
•Workforce. We put procedures in place to protect our essential workforce in manufacturing, distribution, commercial, and research operations while ensuring appropriate remote working protocols were established for other employees.
•Liquidity. We expect to have an investment grade credit rating as we seek access to the financial capital markets in the foreseeable future.
•Legislation. We will continue to assess and evaluate the ongoing global legislative efforts to combat the impact of the COVID-19 pandemic on the categories and geographic markets in which we participate. Currently, the laws and regulations enacted in response to the COVID-19 pandemic are not expected to have a material impact on our operations.

The impact of the COVID-19 pandemic on our results of operations, including changes in our segment net sales and segment profits, is discussed in further detail below. See “—Results of Operations”.

Legal Proceedings

We and/or certain of our subsidiaries are involved in various lawsuits and claims relating to intellectual property, commercial contracts, product liability, labeling, marketing, advertising, pricing, antitrust and trade regulation, labor and employment, indemnification, data privacy and security, environmental, health and safety, and tax matters, governmental investigations, and other legal proceedings that arise from time to time in the ordinary course of our business. See Note 13, “Commitments and Contingencies,” to our Condensed Combined Financial Statements included herein for additional information regarding our current legal proceedings.

A significant number of personal injury claims alleging that talc causes cancer were made against J&J and certain of its affiliates arising out of the use of body powders containing talc, primarily Johnson’s Baby Powder. These personal injury suits were filed primarily in state and federal courts in the United States and in Canada.

Pursuant to the Separation Agreement, J&J has retained all liabilities on account of or relating to harm arising out of, based upon or resulting from, directly or indirectly, the presence of or exposure to talc or talc-containing products sold by J&J or its affiliates in the United States and Canada (the “Talc-Related Liabilities”) and, as a result, has agreed to indemnify us for the Talc-Related Liabilities and any costs associated with resolving such claims. We will, however, remain responsible for all liabilities on account of or relating to harm arising out of, based upon or resulting from, directly or indirectly, the presence of or exposure to talc or talc-containing products sold outside the United States or Canada.

Other Information

Baby Powder Transition

On August 11, 2022, we announced the commercial decision to transition to an all cornstarch-based baby powder portfolio. As a result of this transition, talc-based Johnson’s Baby Powder will be discontinued globally in 2023. Talc-based Johnson’s Baby Powder was previously discontinued during 2020 in certain markets including the United States and Canada. We do not expect the impact of this change to be material.

Russia-Ukraine War

Although the long-term implications of the ongoing military conflict between Russia and Ukraine (the “Russia-Ukraine War”) are difficult to predict at this time, the financial impact of the conflict to us during the fiscal three months ended April 2, 2023 and April 3, 2022 was not material. For both the fiscal three months ended April 2, 2023 and April 3, 2022, our Ukrainian business represented 0.1% of our Net sales. As of April 2, 2023 and January 1, 2023, our Ukrainian business represented 0.1% of our net assets. For the fiscal three months ended April 2, 2023 and April 3, 2022, our Russian business represented 1.2% and 1.4% of our Net sales, respectively. As of April 2, 2023 and January 1, 2023, our Russian business represented 0.2% and 0.4% of our assets, respectively.

In the fiscal three months ended April 3, 2022, we suspended supply of all of our products into Russia other than our OTC medicines within our Self Care segment, which we continued to supply through the fiscal three months ended April 2, 2023. We also suspended all advertising in Russia, all clinical trials in Russia and any additional investment in Russia. We will continue to monitor the geopolitical situation in Russia and to evaluate our activities and future operations in Russia.

Deferred Markets

In order to ensure compliance with applicable law, to obtain necessary governmental approvals and other consents and for other business reasons, we deferred the transfer of certain assets and liabilities of businesses in certain non-U.S. jurisdictions, including China, Malaysia, and Russia, until after the completion of the Kenvue IPO. The Condensed Combined Financial Statements included herein include businesses in all jurisdictions in which we will operate following the completion of the Separation, including any Deferred Local Business (as defined in “Certain Relationships and Related Person Transactions—Agreements to be Entered into in Connection with the Separation—Separation Agreement—Deferred Markets” in the IPO Prospectus). For more information regarding Deferred Local Businesses, see “Risk Factors—Risks Related to the Separation and the Distribution—The transfer of certain assets and liabilities from Johnson & Johnson to us contemplated by the Separation will not be complete prior to the completion of this offering” and “Certain Relationships and Related Person Transactions—Agreements to be Entered into in Connection with the Separation—Separation Agreement—Deferred Markets” in the IPO Prospectus.

Provision For Taxes

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are also implementing similar legislation. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries, including those within the European Union. The global implementation of the minimum tax could have a material impact on our combined financial statements in future periods.

Results of Operations

Our results for the fiscal three months ended April 2, 2023 and April 3, 2022 were as follows:

	Fiscal Three Months Ended
	April 2, 2023	April 3, 2022	Change 2022 to 2023
(Dollars in Millions)			Amount	Percent
Net sales	$3,852	$3,590	$262	7.3%
Cost of sales	1,727	1,634	93	5.7%
Gross profit	$2,125	$1,956	$169	8.6%
Selling, general, and administrative expenses	1,502	1,350	152	11.3%
Other income, net, operating	(17)	(5)	(12)	*
Operating income	$640	$611	$29	4.7%
Other expense (income), net	31	(1)	32	*
Income before taxes	$609	$612	$(3)	(0.5)%
Provision for taxes	279	84	195	*
Net income	$330	$528	$(198)	(37.5)%

* Calculation not meaningful (>100%).

Fiscal Three Months Ended April 2, 2023 Compared with Fiscal Three Months Ended April 3, 2022

Net Sales

Net sales were $3.9 billion and $3.6 billion for the fiscal three months ended April 2, 2023 and April 3, 2022, respectively, an increase of $262 million, or 7.3%. Excluding the impact of unfavorable changes in currency rates of $141 million, organic net sales increased by $403 million as compared to the prior year, primarily attributable to (1) price actions, (2) increased demand for Cough, Cold, and Allergy products due to greater instances of respiratory illness, primarily in Europe, (3) one-time supply replenishment, and (4) an easing of supply chain constraints.

Cost of Sales

Cost of sales were $1.7 billion and $1.6 billion for the fiscal three months ended April 2, 2023 and April 3, 2022, respectively, an increase of $93 million, or 5.7% primarily due to organic growth in Net sales, as noted above. In addition, Cost of sales was further impacted by higher costs of key ingredients and freight and packaging materials, due to commodity inflation. The increase was partially offset by the realization of benefits associated with our supply chain optimization initiatives and favorable currency impacts of $66 million. Cost of sales as a percentage of Net sales decreased 70 basis points to 44.8% as compared to the prior year, due to organic growth in Net sales and the realization of benefits associated with our supply chain optimization initiatives.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) were $1.5 billion and $1.4 billion for the fiscal three months ended April 2, 2023 and April 3, 2022, respectively, an increase of $152 million, or 11.3%. SG&A as a percentage of Net sales increased 140 basis points to 39.0%, as compared to the prior year, primarily attributable to higher costs in enterprise functions as we prepared to operate on a standalone basis, higher advertising and promotion expenses, higher selling and distribution costs, and an increase in non-recurring Separation-related costs of $88 million. These cost increases were partially offset by favorable currency impacts of $44 million.

Other Income, Net, Operating

Other income, net, operating was $17 million and $5 million for the fiscal three months ended April 2, 2023 and April 3, 2022, respectively, an increase of $12 million. The increase was primarily driven by the gain recognized on the sale of a manufacturing facility in Lancaster, Pennsylvania of $9 million.

Other Expense (Income), Net

Other expense, net, was $31 million compared to Other income, net of $1 million for the fiscal three months ended April 2, 2023 and April 3, 2022, respectively, an increase in expense of $32 million, primarily driven by higher foreign currency losses and losses on equity securities.

Provision For Taxes

Provision for taxes was $279 million and $84 million for the fiscal three months ended April 2, 2023 and April 3, 2022, respectively, an increase income tax expense of $195 million. As a result of the issuance of debt in the first quarter of 2023, the resulting increase in annual interest reduced our capacity to utilize foreign tax credits against U.S. foreign source income. As a result, we recorded a valuation allowance against a deferred tax asset related to future foreign tax credit benefits thus increasing the reported tax expense in the first quarter of 2023 as compared to the first quarter of 2022.

Fiscal Three Months Ended April 2, 2023 Compared with Fiscal Three Months Ended April 3, 2022 – Segment Results

Segment profit is based on Operating income excluding depreciation and amortization, non-recurring Separation-related costs, restructuring expense, Other income, net, operating, and unallocated general corporate administrative expenses (referred to herein as “Adjusted operating income”) as management excludes these items in assessing segment financial performance. General corporate/unallocated expenses, which includes treasury and legal operations and certain expenses, gains and losses related to the overall management of our company, are not allocated to the segments. In assessing segment performance and managing operations, management does not review segment assets.

For the first quarter of 2023, we adjusted the allocation for certain intangible asset amortization costs within Cost of sales to align with segment financial results as measured by us, including the CODM. Accordingly, we updated our segment disclosures to reflect the updated presentation in all prior periods. Total Adjusted operating income did not change as a result of this update.

See Note 14, “Segments of Business,” to our Condensed Combined Financial Statements included herein for additional information.

The following table presents segment Adjusted operating income and the period-over-period changes in segment Adjusted operating income for the fiscal three months ended April 2, 2023 and April 3, 2022. See Note 14, “Segments of Business,” to our Condensed Combined Financial Statements included herein for further details regarding segment net sales and segment Adjusted operating income.

	Fiscal Three Months Ended
	April 2, 2023		April 3, 2022		Change 2022 to 2023
(Dollars in Millions)	Amount	Percent	Amount	Percent	Amount	Percent
Segment Net Sales
Self Care	$1,640	42.6%	$1,465	40.8%	$175	11.9%
Skin Health and Beauty	1,111	28.8%	1,012	28.2%	99	9.8%
Essential Health	1,101	28.6%	1,113	31.0%	(12)	(1.1)%
Total segment net sales	$3,852	100.0%	$3,590	100.0%	$262	7.3%

Income before taxes	$609		$612
Interest expense	1		—
Other expense (income), net	30		(1)
Total operating income	$640		$611
Reconciliation to Adjusted operating income:
Depreciation and amortization	152		165
Separation-related costs	98		10
Restructuring(1)	—		14
Other income, net, operating	(17)		(5)
General corporate/unallocated expenses	69		52
Total Adjusted operating income	$942		$847

Segment Adjusted operating income
Self Care	$582		$474		$108	22.8%
Skin Health and Beauty	150		127		23	18.1%
Essential Health	210		246		(36)	(14.6)%
Total Adjusted operating income	$942		$847		$95	11.2%

(1) Exclusive of the restructuring expense included in Other income, net, operating.
* Calculation not meaningful (>100%)

Organic Growth

We assess our Net sales performance by measuring Organic growth, a non-GAAP financial measure, which measures the period-over-period change in Net sales excluding the impact of changes in foreign currency exchange rates and the impact of acquisitions and divestitures. Management believes Organic growth provides investors with additional, supplemental information that they may find useful in assessing our results of operations by excluding the impact of certain items that we believe do not directly reflect our underlying operations.

The following tables present a reconciliation of the change in U.S. GAAP Net sales to Organic growth for the fiscal three months ended April 2, 2023 compared to the fiscal three months ended April 3, 2022:

	Fiscal Three Months Ended April 2, 2023 vs April 3, 2022(1)
	Reported Net sales change		Impact of foreign currency	Organic growth
(Dollars in Millions)	Amount	Percent	Amount	Amount	Percent
Self Care	$175	11.9%	$(50)	$225	15.3%
Skin Health and Beauty	99	9.8%	(34)	133	13.2%
Essential Health	(12)	(1.1)%	(57)	45	4.0%
Total	$262	7.3%	$(141)	$403	11.2%

(1) Acquisitions and divestitures did not impact Net sales for the fiscal three months ended April 2, 2023 or April 3, 2022.

The following tables present a reconciliation of the change in U.S. GAAP Net sales to Organic growth for the fiscal three months ended April 2, 2023 compared to the fiscal three months ended April 3, 2022:

	Fiscal Three Months Ended April 2, 2023 vs April 3, 2022(1)
	Reported Net sales change	Impact of foreign currency	Organic growth
			Price	Volume
Self Care	11.9%	(3.4)%	8.2%	7.1%
Skin Health and Beauty	9.8%	(3.4)%	8.9%	4.3%
Essential Health	(1.1)%	(5.1)%	9.4%	(5.4)%
Total	7.3%	(3.9)%	8.7%	2.5%

(1) Acquisitions and divestitures did not impact Net sales for the fiscal three months ended April 2, 2023 or April 3, 2022.

Self Care Segment

Self Care Segment Net Sales

The Self Care segment net sales were $1.6 billion and $1.5 billion for the fiscal three months ended April 2, 2023 and April 3, 2022, respectively, an increase of $175 million, or 11.9%. Excluding the unfavorable impact of foreign currency translation, organic net sales increased by $225 million or 15.3% primarily driven by price actions of 8.2% and volume related increases of 7.1% driven by increased demand for Cough, Cold, and Allergy products due to greater instances of respiratory illness, primarily in Europe, and one-time supply replenishment, primarily in the United States related to low inventory levels at the start of the year due to demand associated with greater instances of respiratory illness at the end of the prior year.

Self Care Segment Adjusted Operating Income

The Self Care segment Adjusted operating income increased by $108 million, or 22.8% to $582 million for the fiscal three months ended April 2, 2023, primarily driven by price actions, portfolio optimization, and favorable product mix, partially offset by higher costs of raw materials.

Skin Health and Beauty Segment

Skin Health and Beauty Segment Net Sales

The Skin Health and Beauty segment net sales were $1.1 billion and $1.0 billion for the fiscal three months ended April 2, 2023 and April 3, 2022, respectively, an increase of $99 million, or 9.8%. Excluding the unfavorable impact of foreign currency translation, organic net sales increased by $133 million, or 13.2%, primarily driven by price actions of 8.9% and volume related increases of 4.3% driven by strong e-commerce and club channel performance primarily in the United States driven by new product innovations, an easing of supply chain constraints, one-time supply replenishment, and sun season pipeline fill.

Skin Health and Beauty Segment Adjusted Operating Income

The Skin Health and Beauty segment Adjusted operating income increased by $23 million, or 18.1% to $150 million driven by price actions as discussed above, optimization of marketing spend, and favorable product mix, partially offset by the impact of higher costs of raw materials.

Essential Health Segment

Essential Health Segment Net Sales

The Essential Health segment net sales were $1.1 billion for both the fiscal three months ended April 2, 2023 and April 3, 2022 with a decrease of $12 million, or 1.1%. Excluding the unfavorable impact of foreign currency translation, organic net sales increased by $45 million, or 4.0%, primarily driven by price actions of 9.4%, most notably in Baby Care, partially offset by volume declines of 5.4%. Overall volume declines were driven primarily by our supply suspension of certain personal care products in Russia since March 2022 and lapping prior year increased demand outside of the United States, partially offset by one-time supply replenishment during the first quarter of 2023.

Essential Health Segment Adjusted Operating Income

The Essential Health segment Adjusted operating income decreased by $36 million, or 14.6% to $210 million. The decrease was primarily attributable to higher costs of raw materials, partially offset by price actions and favorable product mix.

Supplemental—Non-GAAP Financial Information

We had previously provided preliminary estimates and ranges of certain non-GAAP financial measures, including Adjusted gross profit, Adjusted operating income, Adjusted EBITDA, and Adjusted net income, in our IPO Prospectus because our closing procedures for the fiscal three months ended April 2, 2023 were not yet complete. Set forth below are the results of such unaudited financial and other information for the fiscal three months ended April 2, 2023 and April 3, 2022, respectively.

There are limitations to the use of the non-GAAP financial measures presented herein. These non-GAAP financial measures were not prepared in accordance with U.S. GAAP nor do they have any standardized meaning under U.S. GAAP. In addition, other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculated such measures. Accordingly, our non-GAAP financial measures may not be comparable to such similarly titled non-GAAP financial measures used by other companies. We caution you not to place undue reliance on these non-GAAP financial measures, but instead to consider them with the most directly comparable U.S. GAAP measure. These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation. These non-GAAP financial measures should be considered supplements to, not substitutes for, or superior to, the corresponding financial measures calculated in accordance with U.S. GAAP.

The non-GAAP financial measures as presented herein were prepared as if our operations had been conducted independently from the Parent, and therefore they include certain J&J corporate and shared costs allocated to us. Management believes the cost allocations are a reasonable reflection of the utilization of services provided to, or the benefit derived by, us during the periods presented, though the allocations may not be indicative of the actual costs that would have been incurred or are expected to be incurred, if we were to operate as a standalone company.

Adjusted Gross Profit

We define Adjusted gross profit, a non-GAAP financial measure, as U.S. GAAP gross profit adjusted for restructuring expense and amortization of intangible assets recorded as a component of Cost of sales on our Combined Statements of Operations. The reconciliation of gross profit, a U.S. GAAP measure, to Adjusted gross profit is presented below:

	Fiscal Three Months Ended
(Dollars in Millions)	April 2, 2023	April 3, 2022
Gross profit	$2,125	$1,956
Adjustments to components of Cost of sales:
Restructuring expense	—	5
Amortization of intangible assets	81	93
Adjusted gross profit	$2,206	$2,054

Adjusted Operating Income

We define Adjusted operating income, a non-GAAP financial measure, as U.S. GAAP operating income excluding depreciation and amortization, Separation-related costs, restructuring expense, other income, net, operating, and general corporate unallocated expenses that are not part of our measurement of segment performance. Management uses Adjusted operating income to assess segment financial performance.

For the first quarter of 2023, we adjusted the allocation for certain intangible asset amortization costs within Cost of Sales to align with segment financial results as measured by us, including the CODM. Accordingly, we updated our segment disclosures to reflect the updated presentation in all prior periods. Total Adjusted operating income did not change as a result of this update.

See Note 14, “Segments of Business” to our Condensed Combined Financial Statements included herein for additional information.

Adjusted EBITDA

We define EBITDA, a non-GAAP financial measure, as net income adjusted for interest, provision for taxes, and depreciation and amortization. We define Adjusted EBITDA, a non-GAAP financial measure, as EBITDA adjusted for Separation-related costs, restructuring expense, and unrealized gain on securities. Adjusted EBITDA is used to show our unleveraged, pre-tax operating results and reflects our financial performance based on operational factors. The reconciliation of net income, a U.S. GAAP measure, to Adjusted EBITDA is presented below:

	Fiscal Three Months Ended
(Dollars in Millions)	April 2, 2023	April 3, 2022
Net income	$330	$528
Interest	1	—
Provision for taxes	279	84
Depreciation and amortization	152	165
EBITDA	$762	$777
Adjustments:
Separation-related costs	98	10
Restructuring expense	—	14
Unrealized gain on securities	7	—
Adjusted EBITDA	$867	$801

Adjusted Net Income

We define Adjusted net income, a non-GAAP financial measure, as U.S. GAAP net income adjusted for Separation-related costs, restructuring expense, unrealized gain on securities, amortization of intangible assets and their related tax impacts.

Adjusted net income excludes the impact of items that may obscure trends in our underlying performance. Management uses Adjusted net income for strategic decision making, forecasting future results and evaluating current performance. The reconciliation of net income, a U.S. GAAP measure, to Adjusted net income is presented below:

	Fiscal Three Months Ended
(Dollars in Millions)	April 2, 2023	April 3, 2022
Net income	$330	$528
Adjustments:
Separation-related costs	98	10
Restructuring expense	—	14
Unrealized gain on securities	7	—
Amortization of intangible assets	81	93
Tax Adjustments:
Tax impact on special item adjustments	114	(32)
Adjusted net income	$630	$613

Liquidity and Capital Resources

Historically, we have generated annual cash flow from operating activities. However, our working capital requirements and capital expenditures have historically been satisfied as part of the Parent’s corporate-wide cash management and centralized funding programs, and a substantial portion of our cash has been transferred to the Parent. This arrangement is not reflective of the way we would have financed our operations had we been a standalone public company during the periods presented.

The cash and cash equivalents held by the Parent at the corporate level are not specifically identifiable to us and, therefore, have not been reflected on our Condensed Combined Balance Sheets included herein. Cash and cash equivalents on the Condensed Combined Balance Sheets represent balances in accounts specifically identifiable to the Consumer Health Business. The Parent’s third-party long-term debt and the related interest expense have not been allocated to us for any of the periods presented as we were not the legal obligor of such debt.

Cash Flows

Summarized cash flow information for the fiscal three months ended April 2, 2023 and April 3, 2022 were as follows:

	Fiscal Three Months Ended		Change
(Dollars in Millions)	April 2, 2023	April 3, 2022	Amount	Percent
Net income	$330	$528	$(198)	(37.5)%
Net changes in assets and liabilities	$118	$(408)	$526	*
Net cash flows from operating activities	$802	$338	$464	*
Net cash flows used in investing activities	$(41)	$(42)	$1	(2.4)%
Net cash flows from (used in) financing activities	$7,388	$(210)	$7,598	*

*Calculation not meaningful.

Operating Activities

Net cash flows from operating activities were $802 million and $338 million for the fiscal three months ended April 2, 2023 and April 3, 2022, respectively, an increase of $464 million. The increase was primarily attributable to changes in working capital balances driven by increases in accounts payable and accrued liabilities due to the timing of payments and a decrease in inventories compared to the prior year period due to increased demand and the rebuilding of inventory levels by customers following supply shortages in the prior year.

Investing Activities

Net cash flows used in investing activities were $41 million and $42 million for the fiscal three months ended April 2, 2023 and April 3, 2022, respectively. Cash used by investing activities in both the fiscal three months ended April 2, 2023 and April 3, 2022 was primarily driven by purchases of property, plant, and equipment.

Financing Activities

Net cash flows from (used in) financing activities were $7.4 billion and $(210) million for the fiscal three months ended April 2, 2023 and April 3, 2022, respectively. Cash flows from financing activities for the fiscal three months ended April 2, 2023 primarily reflect $7.7 billion of proceeds from the issuance of senior unsecured notes (as defined below), net of issuance costs. In addition, we recognized Net transfer to the Parent of $286 million and $216 million for the fiscal three months ended April 2, 2023 and April 3, 2022, respectively. Net transfers to the Parent were driven by cash pooling and general financing activities, indirect corporate cost allocations from the Parent, and taxes deemed settled with the Parent. For further details regarding Net transfer to the Parent, see Note 8, “Related Parties,” to our Condensed Combined Financial Statements included herein.

Sources of Liquidity

In connection with the Separation, our capital structure and sources of liquidity have changed from our historical capital structure because of our issuances of shares, the Kenvue IPO, and the Debt Financing Transactions. We will no longer participate in the Parent’s corporate-wide cash management and centralized funding programs. Our ability to fund our operating needs will depend on our ability to continue to generate positive cash flow from operations, and on our ability to obtain debt financing on acceptable terms or to issue additional equity or equity-linked securities. Based upon our history of generating positive cash flows, we believe our existing cash and cash generated from operations will be sufficient to service our current obligations for at least the next 12 months. Management believes that our cash balances and funds provided by operating activities, along with expected borrowing capacity and access to capital markets, taken as a whole, provide adequate liquidity to meet all of our current and long-term obligations when due, including third-party debt that we incurred in connection with the Separation, adequate liquidity to fund capital expenditures, and flexibility to meet investment opportunities that may arise. However, we cannot assure you that we will be able to obtain additional debt or equity financing on acceptable terms in the future.

On March 22, 2023, we issued eight series of senior unsecured notes (the “Senior Notes”) in an aggregate principal amount of $7.75 billion in a private placement. The net proceeds to us from the Senior Notes offering was $7.7 billion after deductions of discounts and issuance costs of $75 million. This amount is reflected as Restricted cash on our Condensed Combined Balance Sheets. The unamortized debt issuance costs related to the Senior Notes as of April 2, 2023 were approximately $75 million. The interest payments are due on March 22 and September 22 of each year, commencing September 22, 2023.

Our Senior Notes are governed by an indenture and supplemental indenture between us and a trustee (collectively, the “indenture”). The indenture contains certain covenants, including limitations on us and certain of our subsidiaries’ ability to incur liens or engage in sale leaseback transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets. In addition, the indenture contains other customary terms, including certain events of default, upon the occurrence of which, the Senior Notes may be declared immediately due and payable.

On March 6, 2023, we entered into a credit agreement providing for a five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $4.0 billion to be made available in U.S. dollars and Euros. As such, no issuance costs/commitment fees are expected. As of April 2, 2023, we had no outstanding balances under its Revolving Credit Facility.

On March 3, 2023, we entered into a commercial paper program (the “Commercial Paper Program”). Our Board of Directors has authorized the issuance of up to $4.0 billion in aggregate principal amount of commercial paper under the Commercial Paper Program. Any such issuance will mature within 364 days from date of issue. The Commercial Paper Program contains representations and warranties, covenants and default that are customary for this type of financing. The commercial paper notes issued under the Commercial Paper Program are unsecured notes ranking at least pari passu with all of our other senior unsecured indebtedness. As of April 2, 2023, we had no outstanding balances under our Commercial Paper Program. Subsequent to April 2, 2023 and prior to the Kenvue IPO, we issued $1.25 billion under the program, which, collectively with the Senior Notes, are referred to as the “Debt Financing Transactions”.

We accrued interest expense of $11 million for the three months ended April 2, 2023 related to our Senior Notes included in Other expense (income), net and Accrued liabilities on our Condensed Combined Statements of Operations. We recognized

$10 million of interest income earned on the money market accounts the Senior Notes proceeds were held in and amortization of the gain on the settlement of interest rate swaps related to the debt instruments. See Note 12, “Fair Value Measurements,” to our Condensed Combined Statements of Operations included herein.

As of April 2, 2023, we were in compliance with all financial covenants and no default or event of default has occurred.

We expect to utilize our cash flows to continue to invest in our brands, digital capabilities, talent and growth strategies, to repay our indebtedness over time and for general corporate purposes.

Future Cash Requirements

On May 8, 2023, as partial consideration for the Consumer Health Business Transfer, we paid $13.2 billion to J&J from the net proceeds received from the sale of the common shares in the Kenvue IPO and net proceeds received from the Debt Financing Transactions.

We expect our future cash requirements will relate to working capital, capital expenditures, restructuring and integration, benefit obligations, interest expense and debt service obligations, litigation costs and the return of capital to shareholders, including through the payment of any dividend. In addition, we may use cash to enter into business development transactions, such as licensing arrangements or strategic acquisitions.

In addition to our working capital requirements, as of April 2, 2023, we expect our primary cash requirements for 2023 to include capital expenditures. In addition to lease payments (see Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to our audited combined financial statements included in our IPO Prospectus for further details), we have made payments of $55 million for property, plant, and equipment for fiscal three months ended April 2, 2023.

Future Litigation

In the ordinary course of business, we are involved in litigation, claims, government inquiries, investigations, charges, and proceedings. See Note 13, “Commitments and Contingencies,” to our Condensed Combined Financial Statements included herein for further details regarding certain matters that are currently pending. Our ability to successfully resolve pending and future litigation may adversely impact our financial condition, results of operations, or cash flows.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements (as defined under the rules and regulations of the SEC) or any relationships with unconsolidated entities that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, cash requirements, or capital resources.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We operate on a global basis and are exposed to the risk that our business, results of operations or financial condition could be adversely affected by changes in foreign currency exchange rates, including as a result of the strengthening of the U.S. Dollar or fluctuations in foreign currency rates in numerous jurisdictions, particularly the European Union, the United Kingdom, Japan, China, Canada, Brazil, and India. We are primarily exposed to foreign exchange risk with respect to future intercompany products sales and purchases and third-party purchases of materials denominated in a foreign currency. We manage the impact of foreign exchange rate movements on our earnings, cash flows and fair values of assets and liabilities through operational means and through the use of various financial instruments, including derivative instruments such as forward foreign exchange contracts. Gains or losses on these contracts are generally offset by the gains or losses on the underlying transactions.

Inflation Risk

Inflationary pressures have recently increased, and may continue to increase, the costs of raw materials, packaging components and other inputs for our products. Since 2021 and continuing throughout the fiscal three months ended April 2, 2023, we have experienced, and we continue to experience, higher than expected inflation, including escalating transportation, commodity, and other supply chain costs and disruptions that have affected, and continue to affect, our results of operations. We have partially offset the impact of inflation largely through price increases, in addition to continued supply chain optimization initiatives.

However, if our costs continue to be subject to significant inflationary pressures, we may not be able to offset such higher costs through price increases, which could adversely affect our business, results of operations, or financial condition.

Interest Rate Risk

Our cash equivalents and marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Holding other estimates constant, a hypothetical 1% increase or decrease in interest rates would not have had a material impact on the value of our cash and cash equivalents as of April 2, 2023 and January 1, 2023.

In connection with the Separation, we incurred approximately $9.0 billion of new debt pursuant to the Debt Financing Transactions. This new debt includes $7.75 billion of debt that we incurred in connection with the Senior Notes offering, which we completed on March 22, 2023, and $1.25 billion of commercial paper issued under the Commercial Paper Program subsequent to April 2, 2023. Our interest expense for these borrowings and for any new debt we may incur in the future, including under the Revolving Credit Facility, could be exposed to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including the monetary and tax policies of the United States and other countries, market and economic factors, and other factors beyond our control.

Beginning in October 2022, we entered into forward interest rate swap agreements in contemplation of securing long-term financing for the Separation or for other long-term financing purposes in the event the Separation does not occur. In connection with the Senior Notes offering, the interest rate swap contracts were early terminated on a negotiated basis. See Note 12, “Fair Value Measurements,” to our Condensed Combined Financial Statements included herein.

During the first quarter of 2023, we settled the forward starting interest rate swaps and received approximately $38 million upon settlement, resulting in a gain in Accumulated other comprehensive loss. The gain in Accumulated other comprehensive loss will be amortized and recorded in Other expense (income), net on our Condensed Combined Statements of Operations over the life of the 5-year, 10-year and 30-year bonds.

Commodity Price Risk

We are exposed to commodity and other price risk, including from essential oils, resins, pulp, tropical oils, lubricants, tallow, corn, poultry, soybeans and silicon; packaging components, including corrugate; and other inputs, including energy, labor, transportation (such as trucks, containers and ocean freight), and logistics services. We use various strategies to manage cost exposures on certain material purchases with the objective of obtaining more predictable costs for these commodities.

Credit Risk

We are exposed to potential credit losses in the event of nonperformance by counterparties to our receivables, including our customers. Concentrations of credit risk arising from receivables from customers are limited due to the diversity of our customers. We perform credit evaluations of our customers’ financial conditions and may also obtain collateral or other security as appropriate. Notwithstanding these efforts, current adverse macroeconomic factors across the global economy may increase the difficulty in collecting receivables.

Item 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures. At the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Thibaut Mongon, Chief Executive Officer, and Paul Ruh, Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Mongon and Ruh concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Internal control. No changes in the Company’s internal control over financial reporting during the fiscal three months ended April 2, 2023 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information called for by this item is incorporated herein by reference to Note 13, “Commitments and Contingencies,” included in Part I, Item 1, Financial Statements (unaudited) — Notes to Condensed Combined Financial Statements included herein.

Item 1A. RISK FACTORS

The information called for by this item is incorporated herein by reference to the section entitled “Risk Factors” in our final prospectus (the “IPO Prospectus”) as filed with the SEC on May 4, 2023 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, relating to our Registration Statement on Form S-1. Any of these factors could result in a significant or material adverse effect on our result of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On February 23, 2022, the date of the Company’s incorporation, the Company issued 10 shares of our common stock to Johnson & Johnson pursuant to the exemption from registration in Section 4(a)(2) of the Securities Act because the offer and issuance of the shares did not involve a public offering.

On May 3, 2023, in connection with the Kenvue IPO and prior to the effectiveness of Kenvue’s registration statement on Form 8-A, Kenvue issued 1,716,159,990 shares of Kenvue common stock to the Parent. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Use of Proceeds

On May 8, 2023, the Company completed the Kenvue IPO resulting in the issuance of 198,734,444 shares of common stock at a price to the public of $22 per share, including 25,921,884 shares of common stock allocated to the underwriters’ 30 day option to purchase additional shares of common stock. The 198,734,444 shares of common stock sold in the Kenvue IPO represent approximately 10.4% of the Company’s outstanding shares, while Johnson & Johnson continues to own approximately 89.6% of the Company’s outstanding shares. The shares sold in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-269115), which was declared effective by the SEC as of May 3, 2023. The aggregate offering price of the common stock registered and sold under the registration statement was approximately $4.4 billion (including the shares issued pursuant to the underwriters’ option to purchase additional shares). Net proceeds from the Kenvue IPO were approximately $4.2 billion, after deducting underwriting discounts and commissions of $131 million. Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and BofA Securities, Inc. served as joint lead book-running managers and as representatives of the underwriters for the Kenvue IPO. The offering commenced on May 3, 2023 and did not terminate before all of the securities registered under the registration statement were sold.

As contemplated by the IPO Prospectus, on May 8, 2023 the Company paid to Johnson & Johnson approximately $13.2 billion in connection with the Separation, which includes the net proceeds from the Kenvue IPO.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1
Amended and Restated Certificate of Incorporation of Kenvue Inc., effective as of May 3, 2023, filed as Exhibit 3.1 to the Current Report on Form 8-K filed by Kenvue Inc. with the Commission on May 8, 2023, and incorporated herein by reference

3.2
Amended and Restated Bylaws of Kenvue Inc., effective as of May 3, 2023, filed as Exhibit 3.2 to the Current Report on Form 8-K filed by Kenvue Inc. with the Commission on May 8, 2023, and incorporated herein by reference

4.1
Indenture, dated as of March 22, 2023, by and between Kenvue Inc., as issuer, and Deutsche Bank Trust Company Americas, as trustee, filed as Exhibit 4.1 to Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-269115) filed by Kenvue Inc. with the Commission on March 30, 2023, and incorporated herein by reference

4.2
Supplemental Indenture, dated as of March 22, 2023, by and between Kenvue Inc., as issuer, and Deutsche Bank Trust Company Americas, as trustee, filed as Exhibit 4.2 to Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-269115) filed by Kenvue Inc. with the Commission on March 30, 2023, and incorporated herein by reference

4.3
Registration Rights Agreement, dated as of March 22, 2023, by and among Kenvue Inc., as issuer, and J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC and Citigroup Global Markets Inc., as representatives of the several initial purchasers, filed as Exhibit 4.3 to Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-269115) filed by Kenvue Inc. with the Commission on March 30, 2023, and incorporated herein by reference

10.1
Separation Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Kenvue Inc. with the Commission on May 8, 2023, and incorporated herein by reference

10.2
Tax Matters Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Kenvue Inc. with the Commission on May 8, 2023, and incorporated herein by reference

10.3
Employee Matters Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Kenvue Inc. with the Commission on May 8, 2023, and incorporated herein by reference

10.4
Intellectual Property Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Kenvue Inc. with the Commission on May 8, 2023, and incorporated herein by reference

10.5
Trademark Phase-Out License Agreement, dated as of April 3, 2023, by and between Johnson & Johnson and Johnson & Johnson Consumer Inc., filed as Exhibit 10.5 to the Current Report on Form 8-K filed by Kenvue Inc. with the Commission on May 8, 2023, and incorporated herein by reference

10.6
Transition Services Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.6 to the Current Report on Form 8-K filed by Kenvue Inc. with the Commission on May 8, 2023, and incorporated herein by reference

10.7
Transition Manufacturing Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.7 to the Current Report on Form 8-K filed by Kenvue Inc. with the Commission on May 8, 2023, and incorporated herein by reference

10.8
Registration Rights Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.8 to the Current Report on Form 8-K filed by Kenvue Inc. with the Commission on May 8, 2023, and incorporated herein by reference

10.9
Kenvue Inc. Long-Term Incentive Plan, filed as Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-271735) filed by Kenvue Inc. with the Commission on May 8, 2023, and incorporated herein by reference †

10.10
Credit Agreement, dated as of March 6, 2023, by and among Kenvue Inc., Johnson & Johnson, Eligible Subsidiaries Party and Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Goldman Sachs Bank USA, as Syndication Agent, filed as Exhibit 10.15 to Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-269115) filed by Kenvue Inc. with the Commission on March 30, 2023, and incorporated herein by reference

10.11	Kenvue Inc. Deferred Fee Plan for Directors † *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith
† Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kenvue Inc.

Date: June 2, 2023	/s/ PAUL RUH
Paul Ruh
Chief Financial Officer (Principal Financial Officer)

Date: June 2, 2023	/s/ HEATHER HOWLETT
Heather Howlett
Chief Accounting Officer (Principal Accounting Officer)