Form 10-Q
period 2023-07-02
Kenvue Inc.
filed 2023-08-02
CIK 1944048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 2, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On July 26, 2023, 1,914,894,444 shares of Common Stock, $0.01 par value, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and Kenvue Inc.’s other publicly available documents contain forward-looking statements within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives, and projections about the future. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “estimates”, and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impact of planned acquisitions and dispositions; our strategy for growth; product development activities; regulatory approvals; market position; expenditures; and the effects of the Separation (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to our Condensed Consolidated Financial Statements included herein), if pursued, on our business.

Because forward-looking statements are based on current beliefs, expectations, and assumptions regarding future events, they are subject to risks, uncertainties, and changes that are difficult to predict and many of which are outside of our control. You should realize that if underlying assumptions prove inaccurate, or known or unknown risks or uncertainties materialize, our actual results and financial condition could vary materially from expectations and projections expressed or implied in our forward-looking statements. Risks and uncertainties include but are not limited to:

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
•Our ability to achieve the expected benefits of and successfully execute the Separation and related transactions, including the distribution of Johnson & Johnson’s interest in us to its shareholders through an exchange offer or otherwise;
•Our status as a controlled company, and the possibility that Johnson & Johnson’s interests or those of certain of our executive officers and directors may conflict with our interests and the interests of our other shareholders;
•Restrictions on our business, potential tax and indemnification liabilities and substantial charges in connection with the Separation and related transactions;
•The potential that the expected benefits and opportunities from any planned or completed acquisition or divestiture may not be realized or may take longer to realize than expected;
•Our ability to establish, maintain, protect, and enforce intellectual property rights, as well as address the threats of counterfeit products, infringement of our intellectual property, and other unauthorized versions of our products;
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
ii

•The potential for insurance to be unavailable or insufficient to cover losses we may incur;
•Product reliability, safety, and efficacy concerns, whether or not based on scientific or factual evidence, potentially resulting in governmental investigations, regulatory action (including the shutdown of manufacturing facilities), private claims and lawsuits, significant remediation and related costs, safety alerts, product shortages, declining sales, reputational damage, and share price impact;
•Legal proceedings related to talc or talc-containing products, such as Johnson’s Baby Powder, sold outside the United States and Canada and other risks and uncertainties related to talc or talc-containing products, including Johnson & Johnson’s ability to fully satisfy its obligation to indemnify us in the United States and Canada for the Talc-Related Liabilities (as defined in Note 13, “Commitments and Contingencies,” to our Condensed Consolidated Financial Statements included herein);
•The impact of legal proceedings and the uncertainty of their outcome, whether or not we believe they have merit;
•Changes to applicable laws, regulations, policies, and related interpretations;
•Changes in tax laws and regulations, increased audit scrutiny by tax authorities and exposures to additional tax liabilities potentially in excess of existing reserves;
•The impact of inflation and fluctuations in interest rates and currency exchange rates;
•Potential changes in export/import and trade laws, regulations, and policies;
•The impact of a natural disaster, catastrophe, epidemic, pandemic, including COVID-19, global tension, including armed conflict such as the ongoing military conflict between Russia and Ukraine, or other event;
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
iii

Part I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
KENVUE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; In Millions Except Per Share Data)

	July 2, 2023	January 1, 2023
Assets
Current assets
Cash and cash equivalents	$1,231	$1,231
Trade receivables, less allowances for credit losses ($29 and $35 as of July 2, 2023 and January 1, 2023, respectively)	2,096	2,122
Inventories	2,026	2,226
Prepaid expenses and other receivables	643	175
Other current assets	223	123
Total current assets	6,219	5,877
Property, plant, and equipment, net	1,832	1,820
Intangible assets, net	9,678	9,853
Goodwill	9,081	9,185
Deferred taxes on income	143	147
Other assets	589	434
Total Assets	$27,542	$27,316
Liabilities and Equity
Current liabilities
Loans and notes payable	752	—
Accounts payable	2,354	1,829
Accrued liabilities	1,201	906
Accrued rebates, returns, and promotions	753	862
Accrued taxes on income	239	329
Total current liabilities	5,299	3,926
Employee related obligations	244	214
Long-term debt	7,684	—
Deferred taxes on income	2,682	2,428
Other liabilities	593	727
Total liabilities	16,502	7,295
Commitments and contingencies (Note 13)
Equity
Preferred stock, $0.01 par value, 750 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 12,500 shares authorized, 1,915 shares issued and outstanding	19	—
Additional paid-in capital	16,098	—
Retained earnings	430	—
Net investment from Parent	—	25,474
Accumulated other comprehensive loss	(5,507)	(5,453)
Total equity	11,040	20,021
Total Liabilities and Equity	$27,542	$27,316

See Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; In Millions Except Per Share Data)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net sales	$4,011	$3,804	$7,863	$7,394
Cost of sales	1,786	1,646	3,513	3,280
Gross profit	2,225	2,158	4,350	4,114
Selling, general, and administrative expenses	1,522	1,375	3,024	2,725
Other operating expense (income), net	1	13	(16)	8
Operating income	702	770	1,342	1,381
Other expense (income), net	10	(5)	40	(6)
Interest expense, net	53	—	54	—
Income before taxes	639	775	1,248	1,387
Provision for taxes	209	171	488	255
Net income	$430	$604	$760	$1,132

Basic and diluted net income per share	$0.23	$0.35	$0.43	$0.66
Basic and diluted weighted-average common stock	1,838	1,716	1,777	1,716

See Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in Millions)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net income	$430	$604	760	1,132
Other comprehensive income (loss)
Foreign currency translation, net of taxes	(177)	(835)	(16)	(1,115)
Employee benefit plans, net of taxes	(10)	1	4	4
Derivatives and hedges, net of taxes	(8)	1	31	(3)
Other comprehensive income (loss)	(195)	(833)	19	(1,114)
Comprehensive income (loss)	$235	$(229)	$779	$18

See Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in Millions)

	Fiscal Three Months Ended July 2, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Net Investment from Parent	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance, April 2, 2023	—	$—	$—	$—	$25,521	$(5,239)	$20,282
Net income	—	—	—	430	—	—	430
Other comprehensive loss	—	—	—	—	—	(195)	(195)
Net transfers from the Parent	—	—	—	—	10	—	10
Stock-based compensation	—	—	38	—	—	—	38
Distribution to J&J in connection with the Separation	—	—	(13,788)	—	—	—	(13,788)
Issuance of common stock in connection with the Kenvue IPO	1,915	19	4,222	—	—	—	4,241
Separation adjustments	—	—	—	—	95	(73)	22
Reclassification of Net Investment from Parent	—	—	25,626	—	(25,626)	—	—
Balance, July 2, 2023	1,915	$19	$16,098	$430	$—	$(5,507)	$11,040

	Fiscal Three Months Ended July 3, 2022
	Net Investment from Parent	Accumulated Other Comprehensive Loss	Total Equity
Balance, April 3, 2022	$25,219	$(4,754)	$20,465
Net income	604	—	604
Other comprehensive loss	—	(833)	(833)
Net transfers to the Parent	(635)	—	(635)
Balance, July 3, 2022	$25,188	$(5,587)	$19,601

	Fiscal Six Months Ended July 2, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Net Investment from Parent	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance, January 1, 2023	—	$—	$—	$—	$25,474	$(5,453)	$20,021
Net income	—	—	—	430	330	—	760
Other comprehensive income	—	—	—	—	—	19	19
Net transfers to the Parent	—	—	—	—	(308)	—	(308)
Stock-based compensation	—	—	38	—	35	—	73
Distribution to J&J in connection with the Separation	—	—	(13,788)	—	—	—	(13,788)
Issuance of common stock in connection with the Kenvue IPO	1,915	19	4,222	—	—	—	4,241
Separation adjustments	—	—	—	—	95	(73)	22
Reclassification of Net Investment from Parent	—	—	25,626	—	(25,626)	—	—
Balance, July 2, 2023	1,915	$19	$16,098	$430	$—	$(5,507)	$11,040

	Fiscal Six Months Ended July 3, 2022
	Net Investment from Parent	Accumulated Other Comprehensive Loss	Total Equity
Balance, January 2, 2022	$24,872	$(4,473)	$20,399
Net income	1,132	—	1,132
Other comprehensive loss	—	(1,114)	(1,114)
Net transfers to the Parent	(816)	—	(816)
Balance, July 3, 2022	$25,188	$(5,587)	$19,601

See Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in Millions)

	Fiscal Six Months Ended
	July 2, 2023	July 3, 2022
Cash flows from operating activities
Net income	$760	$1,132
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	300	326
Stock-based compensation	73	76
Deferred income taxes	155	62
Other	12	—
Net changes in assets and liabilities
Trade receivables	(55)	(144)
Inventories	143	(366)
Other current and non-current assets	(495)	68
Accounts payable	329	(42)
Accrued liabilities	776	(63)
Employee related obligations	4	11
Accrued taxes on income	(207)	63
Other liabilities	(251)	22
Net cash flows from operating activities	1,544	1,145
Cash flows used in investing activities
Purchases of property, plant, and equipment	(132)	(113)
Transfer of funds to J&J pursuant to the Facility Agreement	(8,941)	—
Proceeds from J&J upon repayment of the Facility Agreement	8,941	—
Proceeds from sale of assets	14	2
Other investing	—	(4)
Net cash flows used in investing activities	(118)	(115)
Cash flows used in financing activities
(Payments of) proceeds from loans and notes payable	(14)	7
Proceeds from Commercial Paper Program, net of issuance cost	742	—
Proceeds from issuance of Senior Notes, net of issuance cost	7,686	—
Proceeds from Kenvue IPO, net	4,241	—
Distribution to J&J in connection with the Separation	(13,788)	—
Net transfer to the Parent	(274)	(892)
Other financing	(11)	—
Net cash flows used in financing activities	(1,418)	(885)
Effect of exchange rate changes on cash and cash equivalents	(8)	(47)
Cash and cash equivalents, beginning of period	1,231	740
Net increase in cash and cash equivalents	—	98
Cash and cash equivalents, end of period	$1,231	$838

See Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

In November 2021, the Parent announced its intention to separate its Consumer Health segment (the “Consumer Health Business”) into a new, publicly traded company (the “Separation”). Prior to the Kenvue IPO (as defined below), the Company was wholly owned by J&J and primarily represented J&J’s Consumer Health Business. The Company also included certain other product lines previously reported in another segment of J&J. On April 4, 2023, in connection with the Separation, J&J completed in all material respects the transfer of the assets and liabilities of the Consumer Health Business to the Company and its subsidiaries (such transfer, the “Consumer Health Business Transfer), other than the transfer of certain Deferred Local Business (as defined below in “—Variable Interest Entities and Net Economic Benefit Arrangements”).

The registration statement related to the initial public offering of Kenvue’s common stock was declared effective on May 3, 2023, and Kenvue’s common stock began trading on the New York Stock Exchange under the ticker symbol “KVUE” on May 4, 2023 (the “Kenvue IPO”).

On May 8, 2023, the Kenvue IPO was completed through the sale of 198,734,444 shares of common stock, par value $0.01 per share, including the underwriters’ full exercise of their option to purchase 25,921,884 shares to cover over-allotments, at an initial public offering price of $22 per share for net proceeds of $4.2 billion after deducting underwriting discounts and commissions of $131 million. On May 8, 2023, in conjunction with the Consumer Health Business Transfer, the Company distributed $13.8 billion to J&J from the (1) net proceeds received from the sale of the common stock in the Kenvue IPO and (2) net proceeds received from the Debt Financing Transactions as defined in Note 4, “Borrowings”, and (3) any cash and cash equivalents in excess of the $1.17 billion in cash and cash equivalents retained by the Company immediately following the Kenvue IPO. As of the closing of the Kenvue IPO, J&J owned 1,716,160,000 shares of Kenvue common stock, or approximately 89.6% of the total outstanding shares of Kenvue common stock.

On July 24, 2023, J&J initiated an exchange offer under which its shareholders can exchange shares of J&J common stock for shares of Kenvue Inc. common stock owned by J&J.

Basis of Presentation

Effective April 4, 2023, the Company’s financial statements are presented on a consolidated basis, as J&J completed the Consumer Health Business Transfer on such date. The unaudited financial statements for all periods presented, including the historical results of the Company prior to April 4, 2023, are now referred to as the “Condensed Consolidated Financial Statements”. Prior to April 4, 2023, the Company operated as a segment of the Parent and not as a separate entity. The Company’s financial statements prior to April 4, 2023 were prepared on a combined basis and were derived from the Parent’s historical consolidated financial statements for interim financial reporting, which do not conform in all respects to the requirements of accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements. The Condensed Consolidated Balance Sheet as of January 1, 2023 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Accordingly, the accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited combined financial statements and related notes as contained in the Company’s final prospectus (the “IPO Prospectus”) filed on May 4, 2023 with the U.S. Securities and

Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Act,”) relating to the Company’s Registration Statement on Form S-1. The Condensed Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

Prior to the Kenvue IPO, the Company relied on the Parent’s corporate and other support functions. Therefore, certain corporate and shared costs were allocated to the Company including the assets, liabilities, revenues, and expenses that J&J’s management determined were specifically or primarily identifiable to the Company, as well as direct and indirect costs that were attributable to the operations of the Company. Indirect costs are the costs of support functions that were provided on a centralized or geographic basis by the Parent and its affiliates, which included, but were not limited to, facilities, insurance, logistics, quality, compliance, finance, human resources, benefits administration, procurement support, information technology, legal, corporate strategy, corporate governance, other professional services, and general commercial support functions.

Indirect costs were allocated to the Company for the purposes of preparing condensed combined financial statements prior to the Kenvue IPO, based on a specific identification basis or, when specific identification was not practicable, a proportional cost allocation method, primarily net sales, headcount, or other allocation methodologies that were considered to be a reasonable reflection of the utilization of services provided or benefit received by the Company during the periods presented, depending on the nature of the services received. Management considers that such allocations were made on a reasonable basis consistent with benefits received but may not necessarily be indicative of the costs that would have been incurred if the Company had been operated on a standalone basis for the periods presented.

Kenvue’s practice is to establish actual quarterly closing dates using a predetermined fiscal calendar, which allows the business to close its books on Sunday at the end of the period.

The Company and the Parent incurred certain non-recurring Separation-related costs in the establishment of Kenvue as a standalone public company. Costs incurred by the Company and those costs incurred by the Parent determined to be for the benefit of the Company are included in the Condensed Consolidated Financial Statements. These non-recurring Separation-related costs were $102 million and $49 million for the fiscal three months ended July 2, 2023 and July 3, 2022, respectively, and $200 million and $59 million for the fiscal six months ended July 2, 2023 and July 3, 2022, respectively. The non-recurring Separation-related costs are included within Selling, general, and administrative expenses.

The Condensed Consolidated Financial Statements include the accounts of the Company and entities consolidated under the variable interest and voting models. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Estimates are used when accounting for sales discounts, trade promotions, rebates, allowances and incentives, product liabilities, income taxes and related valuation allowance, withholding taxes, depreciation, amortization, employee benefits, contingencies, allocations of cost and expenses from the Parent and its affiliates, and intangible asset and liability valuations. Actual results may or may not differ from those estimates.

Debt Discounts and Premiums, Issuance Costs, and Deferred Financing Costs

Debt issuance costs and discounts are presented as a reduction of Long-term debt and are amortized as a component within Interest expense, net on the Company’s Condensed Consolidated Statements of Operations over the term on the related debt using the effective interest method.

Research and Development

Research and development expenses are expensed as incurred and included within Selling, general, and administrative expenses. Research and development costs were $99 million and $94 million for the fiscal three months ended July 2, 2023 and July 3, 2022, respectively, and $188 million and $182 million for the fiscal six months ended July 2, 2023 and July 3, 2022, respectively.

Leases

Global Corporate Headquarters Lease

On April 20, 2023, the Company entered into a long-term lease for a newly renovated office building and a newly constructed research and development building in Summit, New Jersey that, when completed, will encompass a total of approximately 290,000 square feet and serve as the Company’s new global corporate headquarters. The lease is expected to commence in January 2024. The expected lease expense is approximately $10 million per year with an initial term of 15 years. In addition to corporate office space, this campus will house laboratory space to principally support research and development. The relocation to this campus is expected to commence in 2025 for the office building and continue through 2026 for the new research and development building. The Company will continue to operate from its interim corporate headquarters in Skillman, New Jersey until that time.

Lease Assets and Liabilities

Right of Use assets (“ROU assets”) and lease liabilities associated with the Company's operating leases are included in the Condensed Consolidated Balance Sheets as of July 2, 2023 and January 1, 2023 as follows:

(Dollars in Millions)	July 2, 2023(1)	January 1, 2023
ROU assets included in:
Other non-current assets	$164	$110
Lease liabilities included in:
Accrued and other current liabilities	47	35
Other non-current liabilities	120	81
Total lease liabilities	$167	$116

(1) Includes related party leases of $73 million of ROU assets, $13 million of current lease liabilities, and $56 million of non-current lease liabilities.

Variable Interest Entities and Net Economic Benefit Arrangements

When the Company makes an initial investment in or establishes other variable interests in an entity, the entity is first evaluated to determine if it is a Variable Interest Entity (“VIE”) and if the Company is the primary beneficiary of the VIE, and therefore subject to consolidation regardless of percentage ownership. The primary beneficiary of a VIE is a party that meets both of the following criteria: (1) it has the power to direct the activities that most significantly impact the economic performance of the VIE; and (2) it has the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. Periodically, the Company assesses whether any change in its interest in or relationship with the entity affects the determination as to whether the entity is a VIE, and, if so, whether the Company is the primary beneficiary.

In connection with the Kenvue IPO, the Parent and Kenvue entered into a separation agreement (the “Separation Agreement”) on May 3, 2023. Under the Separation Agreement, transfer of certain assets and liabilities of the Consumer Health Business in certain jurisdictions (each, a “Deferred Local Business”) was not completed prior to the Kenvue IPO and was deferred due to certain precedent conditions, which include ensuring compliance with applicable law, obtaining necessary governmental approvals and other consents and for other business reasons. At Kenvue IPO and until the Deferred Local Business transfers to the Company, J&J (1) holds and operates the Deferred Local Businesses on behalf of and for the benefit of the Company, and (2) will use reasonable best efforts to treat and operate, insofar as reasonably practicable and to the extent permitted by applicable law, each such Deferred Local Business in the ordinary course of business in all material respects consistent with past practice. The benefits and costs related to these Deferred Local Businesses will be assumed by the Company (see below “—Net Economic Benefit Arrangements”). In addition, the Company and J&J will use reasonable best efforts to take all actions to transfer each Deferred Local Business as promptly as reasonably practicable. When the precedent conditions are met, the Deferred Local Businesses will be transferred to the Company as per the terms of the arrangement with J&J.

The Company determined that certain Deferred Local Businesses that are legal entities (“Deferred Legal Entities”), are VIEs for which Kenvue is the primary beneficiary since Kenvue has the power to direct the activities that most significantly impact such Deferred Legal Entities’ economic performance as well as to obtain all of the economic benefits and losses of such entities. These significant activities include, but are not limited to, product pricing, marketing and sales strategy, supply chain strategy, material supply and vendor management, budget planning, and labor and overhead management. Accordingly, the assets and liabilities of these entities are recognized on the Company’s Condensed Consolidated Balance Sheet at their historical carrying amounts as of the date when the Company entered into the arrangement, since the primary beneficiary of the VIEs and the VIEs themselves were under common control. Additionally, the results of the operations and cash flows are included within the Company’s Condensed Consolidated Financial Statements.

All Deferred Legal Entities are exposed to similar operational risks and are therefore monitored and evaluated on a similar basis by management. Accordingly, the financial information for Deferred Legal Entities has been aggregated and the following table summarizes the consolidated assets and liabilities of these entities, within the Condensed Consolidated Balance Sheets. The amounts represented in this table are only those assets of the VIEs that can be used to settle only the VIE’s obligations and the VIE’s creditors (or beneficial interest holders) have no recourse against the general credit of the primary beneficiary.

(Dollars in Millions)	July 2, 2023
Assets
Current assets
Cash and cash equivalents	$228
Trade receivables, less allowances for credit losses	91
Inventories	79
Prepaid expenses and other receivables	10
Total current assets	408
Property, plant, and equipment, net	126
Intangible assets, net	37
Goodwill	249
Deferred taxes on income	34
Other assets	20
Total assets	$874
Liabilities
Current liabilities
Accounts payable	$81
Accrued liabilities	80
Accrued rebates, returns, and promotions	98
Accrued taxes on income	23
Total current liabilities	282
Deferred taxes on income	4
Other liabilities	18
Total liabilities	$304

The Company recognized net income of $32 million related to the Deferred Legal Entities for the fiscal three months ended July 2, 2023 in the Company’s Condensed Consolidated Statements of Operations.

Net Economic Benefit Arrangements

With respect to certain Deferred Local Businesses that are legal entities and the Deferred Local Businesses that are not legal entities (“Deferred Markets”) as described above, the Company and J&J entered into net economic benefit arrangements effective on April 4, 2023, pursuant to which, among other things, J&J will transfer to the Company the net profits from the operations of each of the Deferred Markets (or, in the event the operations of any such Deferred Markets result in net losses to J&J, the Company will reimburse J&J for the amount of such net losses).

The Company recognized a net payable to J&J of $43 million in relation to the net economic benefit arrangements as of July 2, 2023 in the Company’s Condensed Consolidated Balance Sheet. The Company recognized $16 million of net income in relation to the net economic benefit arrangements for the fiscal three months ended July 2, 2023 in the Company’s Condensed Consolidated Statements of Operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation. For additional information on the realignment of certain allocations in segment financial results, see Note 14, “Segments of Business”.

Recently Adopted Accounting Standards

Accounting Standards Update 2022-04: Liabilities-Supplier Finance Programs (Topic 405-50) – Disclosure of Supplier Finance Program Obligations

The Company adopted the standard as of the beginning of fiscal year 2023, which requires that a buyer in a supplier finance program disclose additional information about the program for financial statement users.

The Company has facilitated a voluntary supply chain financing program to provide some of its suppliers with the opportunity to sell receivables due from the Company (the Company’s accounts payables) to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The Company is not a party to the arrangements between the suppliers and the third-party financial institutions. The Company’s obligations to its suppliers, including amounts due, and scheduled payment dates (which have general payment terms of 90 days), are not affected by a participating supplier’s decision to participate in the program. Prior to the establishment of the Company’s supplier financing program in the second quarter of 2023, the Company participated in the Parent’s supplier financing program. The terms of the Company’s supplier financing program are substantially the same as the Parent’s program.

As of July 2, 2023 and January 1, 2023, the Company’s accounts payable balances included $265 million and $293 million, respectively, related to invoices from suppliers participating in the supplier finance program.

Recently Issued Accounting Standards Not Yet Adopted

There were no new accounting standards issued during the fiscal six months ended July 2, 2023 that have had a material impact on the Company’s Condensed Consolidated Financial Statements.

2. Inventories

As of July 2, 2023 and January 1, 2023, inventories were comprised of:

(Dollars in Millions)	July 2, 2023	January 1, 2023
Raw materials and supplies	$299	$351
Goods in process	134	123
Finished goods	1,593	1,752
Total inventories	$2,026	$2,226

3. Intangible Assets and Goodwill

As of July 2, 2023 and January 1, 2023, the gross and net amounts of intangible assets were:

	July 2, 2023			January 1, 2023
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Patents and trademarks	$4,383	$(1,583)	$2,800	$4,400	$(1,485)	$2,915
Customer relationships	2,099	(1,087)	1,012	2,127	(1,063)	1,064
Other intangibles	1,348	(671)	677	1,343	(650)	693
Total definite-lived intangible assets	$7,830	$(3,341)	$4,489	$7,870	$(3,198)	$4,672
Indefinite-lived intangible assets:
Trademarks	5,128	—	5,128	5,122	—	5,122
Other	61	—	61	59	—	59
Total intangible assets, net	$13,019	$(3,341)	$9,678	$13,051	$(3,198)	$9,853

The weighted average amortization period for patents and trademarks is 20 years. The weighted average amortization period for customer relationships is 31 years and is driven by large established distributors in various regional markets. These customers have been operating in these markets for many years and are expected to continue to operate in these markets for the foreseeable future. The weighted average amortization period for other intangible assets is 34 years. A majority of the other intangible assets relates to the Parent’s acquisition of Pfizer Consumer Health in 2006. Carrying amount changes for the fiscal three and six months ended July 2, 2023 and July 3, 2022 were primarily driven by currency translations. The Company recognized an intangible impairment of $12 million related to certain definite-lived trademarks deemed as irrecoverable in Other operating expense (income), net for the fiscal three and six months ended July 3, 2022.

Amortization expense, which was included in Cost of Sales, for the Company’s amortizable assets was as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Trademarks	$53	$48	$94	$98
Other intangible assets	26	41	66	84
Total Amortization expense	$79	$89	$160	$182

The estimated amortization expense before tax for the remainder of 2023 and the five succeeding years is approximately:

(Dollars in Millions)
Remainder of 2023	2024	2025	2026	2027	2028
$157	$306	$282	$273	$274	$270

Goodwill by reportable segment was as follows:

(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total
Goodwill at January 1, 2023	$5,194	$2,365	$1,626	$9,185
Currency translation/other	(39)	(76)	11	(104)
Goodwill at July 2, 2023	$5,155	$2,289	$1,637	$9,081

The majority of the Goodwill balance relates to the Parent’s acquisition of Pfizer Consumer Health in 2006.

4. Borrowings

The components of the Company’s debt as of July 2, 2023 and January 1, 2023 were as follows:

(Dollars in Millions)	July 2, 2023	January 1, 2023
Senior Notes
5.50% Senior Notes due 2025	$750	$—
5.35% Senior Notes due 2026	750	—
5.05% Senior Notes due 2028	1,000	—
5.00% Senior Notes due 2030	1,000	—
4.90% Senior Notes due 2033	1,250	—
5.10% Senior Notes due 2043	750	—
5.05% Senior Notes due 2053	1,500	—
5.20% Senior Notes due 2063	750	—
Other	6	—
Discounts and debt issuance costs	(72)	—
Total long-term debt	$7,684	$—

Commercial paper	754	—
Discounts and debt issuance costs	(2)	—
Total loans and notes payable	752	—

Total debt	$8,436	$—

Senior Notes

On March 22, 2023, the Company issued eight series of senior unsecured notes (the “Senior Notes”) in an aggregate principal amount of $7.75 billion in a private placement. The net proceeds to the Company from the Senior Notes were approximately $7.7 billion after deductions of discounts and issuance costs of $75 million. Upon release from escrow, these funds were loaned to J&J through a facility agreement (the “Facility Agreement”) dated April 5, 2023. See “—Facility Agreement” below for additional details.

The unamortized debt issuance costs related to the Senior Notes at July 2, 2023 were approximately $72 million. Amortization of debt issuance costs related to the Senior Notes for both of the fiscal three and six months ended July 2, 2023 was $3 million. The weighted average effective interest rate of the Company’s long-term debt as of July 2, 2023 was 5.1%.

The interest payments are due on March 22 and September 22 of each year, commencing on September 22, 2023.

The Senior Notes were initially fully and unconditionally guaranteed on a senior unsecured basis by the Parent. Such guarantees of the Senior Notes were automatically and unconditionally terminated upon the completion of the Consumer Health Business Transfer and the occurrence of the initial registration of the Company’s equity securities. In connection with the issuance of the Senior Notes, the Company entered into a registration rights agreement with the initial purchasers, pursuant to which the Company is obligated to use commercially reasonable efforts to file with the SEC and cause to become effective a registration statement with respect to an offer to exchange each series of Senior Notes for registered notes with terms that are substantially identical in all material respects to the notes of such series. The Company may redeem the notes of a series of Senior Notes at its option, in whole or in part, at any time and from time to time by paying a “make whole” premium, plus accrued and unpaid interest to, but excluding, the applicable redemption date. On and after the applicable par call date (between zero and six months prior to maturity, based on the series), the Company may redeem the notes of a series of Senior Notes in whole or in part, at a redemption price equal to 100% of the principal amount of the notes of such series being redeemed plus accrued and unpaid interest thereon to, but excluding, the applicable redemption date.

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

Facility Agreement

On April 5, 2023, the Company and J&J entered into the Facility Agreement, allowing the Company to lend the proceeds from the issuance of debt (including commercial paper) in an aggregate amount of $8.9 billion to J&J. Interest on loans made from the Facility Agreement was charged at an interest rate equal to the Secured Overnight Financing Rate (“SOFR”) less an adjusted margin of 15 basis points, with a floor of 0% (a weighted average interest rate of 4.7%) to be paid monthly in arrears. The Company recognized interest income of $33 million for both of the fiscal three and six months ended July 2, 2023 in relation to the Facility Agreement.

Upon completion of the Kenvue IPO on May 8, 2023, the Facility Agreement was terminated and the balance of the loans, and all accrued interest, were repaid by J&J, for a total cash inflow of $9.0 billion. The Company remitted this cash back to J&J as a distribution back to J&J in connection with the Separation. The cash flows for the lending, and repayment, of the principal balance of the Facility Agreement are presented within cash flows from investing activities within the Statement of Cash Flows. Cash inflows from the interest earned on the Facility Agreement are presented within Interest expense, net on the Company’s Condensed Consolidated Statements of Operations and are presented as cash inflows from operations within the Statement of Cash Flows.

Revolving Credit Facility

On March 6, 2023, the Company entered into a credit agreement providing for a five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $4.0 billion to be made available in U.S. dollars and Euros. Interest is payable on the loans under the Revolving Credit Facility at (1) in the case of borrowings denominated in U.S. dollars, adjusted Term Secured Overnight Financing Rate (“Term SOFR”) (or, at the Company’s option, the adjusted base rate), (2) in the case of borrowings denominated in Euros, adjusted Euro Interbank Offered Rate (“EURIBOR”) and (3) in the case of swingline borrowings, the daily simple Euro Short-Term Rate (“ESTR”), plus, in each case, a margin determined pursuant to a pricing grid based on the Company’s credit ratings. The Revolving Credit Facility fees and letter of credit fees are determined based upon the same grid. Interest payments are due (1) in the case of Term SOFR or EURIBOR borrowings, on the last day of each interest period applicable to the borrowing (or, in the case of any borrowing with an interest period of more than three months’ duration, every three months), (2) in the case of an adjusted base rate borrowing, on the last day of each March, June, September, and December and (3) in the case of swingline borrowings, on the fifth business day after the borrowing. In connection with entering the Revolving Credit Facility, the Company paid an immaterial amount of debt issuance costs. These costs related to securing the Revolving Credit Facility are presented within Prepaid expenses and other receivables on the Condensed Consolidated Balance Sheets.

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

As of July 2, 2023, the Company had no outstanding balances under its Revolving Credit Facility.

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

Prior to the Kenvue IPO, the Company issued $1.25 billion under its Commercial Paper Program which, collectively with the Senior Notes, are referred to as the “Debt Financing Transactions”. In aggregate, inclusive of amounts issued as a part of the Debt Financing Transactions, the Company issued $2.3 billion of commercial paper notes and repaid $1.6 billion, in line with its stated maturities during the fiscal three months ended July 2, 2023. As of July 2, 2023, the Company had $754 million of outstanding balances under its Commercial Paper Program, net of a related discount of $2 million.

Interest expense incurred as a result of the Commercial Paper Program for both of the fiscal three and six months ended July 2, 2023 totaled $9 million. The weighted average effective interest rate of the Company’s commercial paper as of July 2, 2023 was 5.2% and the weighted average maturities as of July 2, 2023 were less than 90 days.

Interest Expense, Net

The amount included in Interest expense, net on the Company’s Condensed Consolidated Statements of Operations consists of the following:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Interest expense	$118	$—	$129	$—
Interest income(1)	(65)	—	(75)	—
Interest expense, net	$53	$—	$54	$—

(1) Includes interest income of $33 million for both of the fiscal three and six months ended July 2, 2023 recognized in relation to the Facility Agreement.

Scheduled Maturities of Long-Term Debt

The schedule of principal payments required on the Company’s long-term debt for the next five years, including 2023 and thereafter, is as follows:

(Dollars in Millions)
Remainder of 2023	2024	2025	2026	2027	Thereafter
$—	$—	$750	$750	$—	$6,250

Fair Value of Debt

The Company’s debt was recorded at the carrying amount. The estimated fair value of the Company’s Senior Notes was $7.8 billion as of July 2, 2023. Fair value was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs and would be considered Level 2 in the fair value hierarchy. The carrying value of the commercial paper notes approximated the fair value as of July 2, 2023 due to the nature and short term duration of the instrument.

Compliance with Covenants

As of July 2, 2023, the Company was in compliance with all financial and non-financial covenants and no default or event of default has occurred.

5. Pensions

Single Employer Plans

Net periodic benefit costs for the Company’s defined benefit retirement plans sponsored by the Company for the fiscal three and six months ended July 2, 2023 and July 3, 2022, included the following components:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Service cost	$5	$2	$10	$4
Interest cost	7	1	10	2
Recognized actuarial gain	—	1	—	2
Expected return on plan assets	(7)	—	(10)	—
Net periodic benefit cost	$5	$4	$10	$8

The service cost component of net periodic benefit cost is presented in the same line items on the Company’s Condensed Consolidated Statements of Operations where other employee compensation costs are reported, including Cost of sales and Selling, general, and administrative expenses. All other components of net periodic benefit costs are presented as part of Other expense (income), net on the Company’s Condensed Consolidated Statements of Operations.

Multiemployer Plans

The Parent has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The Parent also provides medical benefits, principally to its U.S. retirees and their dependents through its other postretirement benefit plans. The participation of the Company’s employees and retirees in these plans is reflected as though the Company participated in a multiemployer plan with the Parent. Assets and liabilities associated with these plans are not reflected in the Company’s Condensed Consolidated Balance Sheets. The Condensed Consolidated Statements of Operations include expense allocations for these benefits, which were determined using a proportional allocation method. Total benefit plan expense allocated to the Company amounted to $1 million and $15 million for the fiscal three months ended July 2, 2023 and July 3, 2022, respectively, and $17 million and $27 million for the fiscal six months ended July 2, 2023 and July 3, 2022, respectively.

In connection with the completion of the Separation, the Parent transferred certain pension plans to the Company during the fiscal six months ended July 2, 2023, resulting in the transfer of net pension assets of $86 million and net pension liabilities of $21 million. The Company has certain additional pension plans that will be transferred from the Parent.

6. Accumulated Other Comprehensive Loss

Components of other comprehensive loss consisted of the following:

(Dollars in Millions)	Foreign Currency Translation(1)	Employee Benefit Plans(2)	Gain On Cash Flow Hedges(3)	Total Accumulated Other Comprehensive Loss
April 2, 2023	$(5,313)	$26	$48	$(5,239)
Net change	(177)	(83)	(8)	(268)
July 2, 2023	$(5,490)	$(57)	$40	$(5,507)

April 3, 2022	$(4,701)	$(48)	$(5)	$(4,754)
Net change	(835)	1	1	(833)
July 3, 2022	$(5,536)	$(47)	$(4)	$(5,587)

(1) Foreign currency translation adjustments for the fiscal three months ended July 2, 2023 and July 3, 2022 were net of benefit from taxes of $30 million and $65 million, respectively. Income taxes on foreign currency translation relate to tax impact on prior earnings that are not permanently reinvested and will be repatriated in the future.

(2) Employee benefit plans for the fiscal three months ended July 2, 2023 were net of benefit from taxes of $18 million. Net change for the fiscal three months ended July 2, 2023 includes Separation adjustments of $73 million in connection with transfers of certain pensions plans by the Parent to the Company.
(3) Gain on derivatives and hedges for the fiscal three months ended July 2, 2023 were net of benefit from taxes of $4 million.

(Dollars in Millions)	Foreign Currency Translation(1)	Employee Benefit Plans(2)	Gain On Cash Flow Hedges(3)	Total Accumulated Other Comprehensive Loss
January 1, 2023	$(5,474)	$12	$9	$(5,453)
Net change	(16)	(69)	31	(54)
July 2, 2023	$(5,490)	$(57)	$40	$(5,507)

January 2, 2022	$(4,421)	$(51)	$(1)	$(4,473)
Net change	(1,115)	4	(3)	(1,114)
July 3, 2022	$(5,536)	$(47)	$(4)	$(5,587)

(1) Foreign currency translation adjustments for the fiscal six months ended July 2, 2023 and July 3, 2022 were net of benefit from taxes of $9 million and $77 million, respectively. Income taxes on foreign currency translation relate to tax impact on prior earnings that are not permanently reinvested and will be repatriated in the future.
(2) Employee benefit plans for the fiscal six months ended July 2, 2023 and July 3, 2022 were net of benefit from taxes of $17 million and $1 million, respectively. Net change for the fiscal six months ended July 2, 2023 includes Separation adjustments of $73 million in connection with transfers of certain pensions plans by the Parent to the Company.
(3) Gain on derivatives and hedges for the fiscal six months ended July 2, 2023 were net of provision for taxes of $9 million.

Amounts in Accumulated other comprehensive loss are presented net of the related tax impact. Foreign currency translation is not adjusted for income taxes where it relates to permanent investments in international operations. For additional details on comprehensive income, see the Condensed Consolidated Statements of Comprehensive Income (Loss).

7. Stock-Based Compensation

The Parent’s 2012 Long-Term Incentive Plan (the “J&J 2012 Plan”) expired on April 26, 2022. Prior to that expiration, on March 7, 2022, the Parent’s Board of Directors approved the 2022 Long-Term Incentive Plan (the “J&J 2022 Plan”, together with the J&J 2012 Plan, the “J&J Plans”). The J&J Plans provide the grant of non-qualified stock options, incentive stock options, stock appreciation rights, Restricted Stock Units (“RSUs”), performance shares, Performance Stock Units (“PSUs”), other stock-based awards, and cash awards to employees and directors including the Company’s personnel. Stock-based compensation granted pursuant to the J&J Plans are based on the Parent’s common stock. The J&J 2022 Plan became effective in April 2022. All options and restricted shares granted subsequent to that date were under this plan. As of July 2, 2023, there are shares outstanding for contracts under each of the J&J Plans.

In March 2023, the Company’s Board of Directors approved the 2023 Long-Term Incentive Plan (the “Kenvue 2023 Plan”) providing for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, RSUs, performance shares, PSUs, other stock-based awards, and cash awards to eligible employees, non-employee directors, independent contractors, and consultants of the Company and its subsidiaries and affiliated entities. Stock-based compensation granted pursuant to the 2023 Plan is based on our common stock. The Kenvue 2023 Plan was approved by the Parent, as sole stockholder of the Company, prior to the Kenvue IPO and became effective in May 2023 and no awards have been granted under this plan. The maximum aggregate number of shares of Common Stock that may be issued under the Plan is 188,897,256.

The components and classification of stock-based compensation expense related to stock options, RSUs, and PSUs directly attributable to those employees specifically identified as employees of the Company and allocations from the Parent for the fiscal three and six months ended July 2, 2023 and July 3, 2022, were as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Cost of sales	$12	$10	$16	$18
Selling, general, and administrative expenses	26	31	57	58
Stock-based compensation expense	$38	$41	$73	$76

Stock-based compensation expense includes $0 million and $8 million for the fiscal three months ended July 2, 2023 and July 3, 2022, respectively, and $2 million and $18 million for the fiscal six months ended July 2, 2023 and July 3, 2022, respectively, of allocated charges from the Parent, based on percentage attribution related to Parent employees providing services to the Company.

8. Related Parties

Cost Allocations from Parent Prior to Kenvue IPO

Prior to the Kenvue IPO, the Parent provided significant support functions to the Company. The Condensed Consolidated Financial Statements reflect an allocation of these costs. Similarly, certain of the Company’s operations provided support to the Parent’s affiliates and related costs for support are charged to the Parent’s affiliates. Allocated costs included in Cost of sales on the Company’s Condensed Consolidated Statements of Operations relate to enterprise-wide support primarily consisting of facilities, insurance, logistics, quality, and compliance which are predominantly allocated based on Net sales. Allocated costs included in Selling, general, and administrative expenses primarily relate to finance, human resources, benefits administration, procurement support, information technology, legal, corporate strategy, corporate governance, other professional services, and general commercial support functions and are predominantly allocated based on Net sales or headcount. See Note 1, “Description of the Company and Summary of Significant Accounting Policies,” for a discussion of these costs and the methodology used to allocate them.

These allocations (excluding stock-based compensation expense), net of costs charged to the Parent’s affiliates reflected on the Company’s Condensed Consolidated Statements of Operations for the fiscal three and six months ended July 2, 2023 and July 3, 2022 were as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Cost of sales	$16	$40	$25	$76
Selling, general, and administrative expenses	33	173	120	330
Total	$49	$213	$145	$406

Management believes these cost allocations are a reasonable reflection of the utilization of services provided to, or the benefit derived by, the Company during the periods presented. The allocations may not, however, be indicative of the actual expenses that would have been incurred had the Company operated as a standalone public company. Actual costs that may have been incurred if the Company had been a standalone public company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by Company’s employees, and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology, and infrastructure. As of January 2, 2023, the Company began operating independently and received a lower degree of support functions from the Parent during the current period and therefore the allocations decreased significantly from the comparable period.

Net Transfers (to) from the Parent

Net transfers (to) from the Parent are included within Net investment from Parent on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and within financing activities on the Condensed Consolidated Statements of Cash Flows and represent the net effect of transactions between the Company and Parent.

The components of Net transfers (to) from the Parent for the fiscal three and six months ended July 2, 2023 and July 3, 2022 were as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Cash pooling and general financing activities	$(37)	$(916)	$(446)	$(1,324)
Corporate cost allocations	49	213	145	406
Taxes deemed settled with the Parent	—	1	27	1
Allocated derivative and hedging gains	—	26	—	25
Net transfers (to) from the Parent as reflected in the Condensed Consolidated Statements of Cash Flows	$12	$(676)	$(274)	$(892)
Stock-based compensation expense(1)	—	41	—	76
Other	(2)	—	(34)	—
Net transfers (to) from the Parent as reflected in the Condensed Consolidated Statements of Equity	$10	$(635)	$(308)	$(816)

(1) Stock-based compensation expense is separately shown within the Condensed Consolidated Statement of Equity in fiscal year 2023, and therefore no longer a reconciling item between the Condensed Consolidated Statement of Equity and the Condensed Consolidated Statement of Cash Flows.

Separation Agreement and Other Related Party Transactions with J&J

In connection with the Separation, Kenvue entered into various agreements with the Parent, including the Separation Agreement. In connection with the terms of the Separation Agreement, certain assets and liabilities included in the pre-Separation balance sheet were retained by the Parent and certain assets and liabilities not included in the pre-Separation balance sheet were transferred to Kenvue. Separation related adjustments have been recognized in Net investment from Parent, net impact of which resulted in an increase in net assets and total equity by $95 million. The impact on net assets primarily represent (i) recognition of balances with J&J including indemnification matters, (ii) changes to income tax assets and liabilities as a result of change in the basis of presentation, (iii) contribution of certain liabilities including pension and employee related obligations from the Parent, (iv) the retention of assets and liabilities by J&J of certain Deferred Local Businesses (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies”), and (v) other assets and liability transfers between Kenvue and J&J in connection with the Separation.

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

In connection with the Kenvue IPO, the Parent and Kenvue also entered into various other material agreements. These agreements were entered into on May 3, 2023, unless otherwise indicated, and consist of the following:

•a tax matters agreement (the “Tax Matters Agreement”), which governs the Parent’s and Kenvue’s respective rights, responsibilities and obligations with respect to all tax matters, including tax liabilities, tax attributes, tax contests, and tax returns (See “Tax Indemnification” below);
•an employee matters agreement, which addresses certain employment, compensation, and benefits matters, including the allocation and treatment of certain assets and liabilities relating to Kenvue’s employees and compensation and benefit plans and programs in which Kenvue’s employees participate prior to the date of the Distribution, if pursued;
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
•a transition services agreement (the “Transition Services Agreement”), pursuant to which the Parent will provide to Kenvue certain services for terms of varying duration following the Kenvue IPO;
•a transition manufacturing agreement (the “Transition Manufacturing Agreement”), pursuant to which the Parent will provide to Kenvue certain manufacturing services for terms of varying duration following the Kenvue IPO; and
•a registration rights agreement, pursuant to which Kenvue granted to the Parent certain registration rights with respect to the shares of Kenvue common stock owned by the Parent following the completion of the Kenvue IPO.

In connection with the Kenvue IPO, the Parent and Kenvue also entered into various related party lease agreements, in which the Company subleased properties from the Parent. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Leases” for more information.

Related Party Transactions

The Company had the following balances and transactions with J&J and its affiliates, primarily in connection with the Tax Matters Agreement, Transition Services Agreement and the Transition Manufacturing Agreement, reported on the Company’s Condensed Consolidated Financial Statements:

(Dollars in Millions)	July 2, 2023
Accounts payable	$537
Prepaid expenses and other receivables	$346
Other assets	$94
Other liabilities	$193

Fiscal Three Months Ended
(Dollars in Millions)	July 2, 2023
Cost of sales	$39
Selling, general, and administrative expenses	$47

Tax Indemnification

We entered into a Tax Matters Agreement with J&J on May 3, 2023 that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes.

Allocation of Taxes

With respect to taxes other than those incurred in connection with the Separation and the Distribution, the Tax Matters Agreement provides that Kenvue will generally indemnify J&J for (1) any taxes of Kenvue for all periods after the Distribution and (2) any taxes of Kenvue or J&J for periods prior to the Distribution to the extent attributable to the Consumer Health Business. J&J will generally indemnify Kenvue for (1) any taxes of J&J for all periods after the Distribution and (2) any taxes of Kenvue or J&J for periods prior to the Distribution to the extent attributable to the business and operations conducted by J&J other than the Consumer Health Business. Furthermore, subject to certain exceptions, the Company is required to reimburse J&J for certain tax refunds it receives with respect to taxes paid prior to the effective date of the Tax Matters Agreement.

Preservation of the Intended Tax Treatment of Certain Steps of the Separation and the Distribution

With respect to taxes incurred in connection with the Separation and the Distribution, Kenvue will generally be required to indemnify J&J for any taxes resulting from the failure of certain steps of the Separation and the Distribution to qualify for their intended tax treatment, where such taxes are attributable to actions or omissions by Kenvue. In addition, during the time period ending two years after the date of the Distribution, covenants will be in place that will limit or restrict certain actions, including share issuances, business combinations, sales of assets, and similar transactions by Kenvue. The Company does not believe that the above covenants have a material impact to the Company to date.

The Company reclassified approximately $246 million of net income tax payables and refunds, unrecognized tax benefits and associated interest as indemnifications reported to Prepaid expenses and other receivables and Accounts payable for current assets and liabilities and Other assets and Other liabilities for noncurrent assets and liabilities within the Company’s Parent on the Condensed Consolidated Balance Sheet as of July 2, 2023.

Debt Financing Transactions and IPO Consideration

During the fiscal six months ended July 2, 2023, the Company received debt proceeds of $7.7 billion from the issuance of the Senior Notes, earned $13 million of interest on the proceeds of these bonds from investments in money market accounts, and received initial proceeds from its Commercial Paper Program of $1.2 billion. The Company loaned the total proceeds to J&J through the Facility Agreement. Upon the completion of the Kenvue IPO on May 8, 2023, the balance of the loans and all accrued interest were repaid by J&J for a total cash inflow of $9.0 billion. The Company remitted this cash back to J&J as a distribution back to J&J in connection with the Separation.

9. Other Operating Expense (Income), Net and Other Expense (Income), Net

Other operating expense (income), net for the fiscal three and six months ended July 2, 2023 and July 3, 2022 consisted of:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Litigation expense	$21	$7	20	$7
Royalty income	(1)	(13)	(8)	(20)
(Gain)/loss on disposal of fixed assets	—	—	(9)	2
Net economic benefits from deferred markets(1)	24	—	24	—
Contingent liability reversal(2)	(43)	—	(43)	—
Other	—	19	—	19
Total Other operating expense (income), net	$1	$13	$(16)	$8

(1) Includes income taxes and service fees to be paid to J&J under the net economic benefit arrangements.
(2) Includes the reversal of a contingent liability that was no longer considered to be probable.

Other expense (income), net for the fiscal three and six months ended July 2, 2023 and July 3, 2022 consisted of:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Currency (gains)/losses on transactions	$12	$5	$28	$(2)
Other(1)	(2)	(10)	12	(4)
Total Other expense (income), net	$10	$(5)	$40	$(6)

(1) Other consists primarily of gains and losses on investments, other than service cost components of net periodic benefit costs, and miscellaneous non-operating (income) expenses.

10. Income Taxes

For interim financial statement purposes, U.S. GAAP income tax expense/benefit related to ordinary income is determined by applying an estimated annual effective income tax rate against a company’s ordinary income, subject to certain limitations on the benefit of losses. Income tax expense/benefit related to items not characterized as ordinary income is recognized as a discrete item when incurred. The estimation of the Company’s income tax provision requires the use of management forecasts and other estimates, application of statutory income tax rates, and an evaluation of valuation allowances. The Company’s estimated annual effective income tax rate may be revised, if necessary, in each interim period.

During the periods presented in the Condensed Consolidated Financial Statements, the Company operated as part of the Parent and did not file income tax returns on a standalone basis in all jurisdictions in which it operates. However, for the purposes of the Condensed Consolidated Financial Statements, the income taxes and related income tax accounts have been calculated using the separate return method as if the Company filed income tax returns on a standalone basis. Prior to the Kenvue IPO, the Company’s operations were calculated on a carve-out basis and included certain hypothetical foreign tax credit benefits. Post-Kenvue IPO, these hypothetical foreign tax credit benefits are not available for future utilization by the Company and were removed from the tax provision during the fiscal three months ended July 2, 2023. In the future, as a standalone company, the income taxes and related income tax accounts of the Company may differ from those presented in the Condensed Consolidated Financial Statements.

The worldwide effective income tax rates for the fiscal three months ended July 2, 2023 and July 3, 2022 were 32.7% and 22.1%, respectively, and for the fiscal six months ended July 2, 2023 and July 3, 2022 were 39.1% and 18.4%, respectively. The increase for the fiscal three months ended July 2, 2023 as compared to the fiscal three months ended July 3, 2022 was primarily the result of higher U.S. taxes on foreign income and reduced benefits for foreign tax credits. With the issuance of debt in the first quarter of 2023, the resulting increase in annual interest reduced the Company’s capacity to utilize foreign tax credits against U.S. foreign source income. As a result, the Company recorded a $188 million valuation allowance against a deferred tax asset related to future foreign tax credit benefits thus increasing the reported rate for the fiscal six months ended July 2, 2023 as compared to the fiscal six months ended July 3, 2022. This was partially offset by additional discrete tax benefits. The effective income tax rate for the fiscal six months ended July 3, 2022 was lower due to the recognition of discrete foreign tax credit benefits.

As of July 2, 2023, the Company had approximately $235 million of liabilities from unrecognized tax benefits. The Company conducts business and will file tax returns in numerous countries. The Parent currently has tax audits in progress in several jurisdictions. With respect to the United States, the IRS is currently conducting the 2013-2016 IRS Audit of the Parent. The Parent currently expects completion of this audit and settlement of the related tax liabilities in the next 12 months. Per the Tax Matters Agreement between the Parent and the Company, the Parent remains liable for all liability related to the final settlement of this audit and any U.S. federal income tax audits in which the Company is part of the Parent’s federal consolidated tax return. During fiscal three months ended July 2, 2023, the Parent made a payment to the U.S. Treasury for the estimated liability related to the 2013-2016 IRS Audit, which included $200 million related to the Consumer Health Business. In other major jurisdictions where the Company conducts business, the years that remain open to tax audit go back to the year 2008. The Company believes it is possible that tax audits may be completed over the next 12 months by taxing authorities in some jurisdictions outside of the United States. However, the Company is not able to provide a reasonably reliable estimate of the timing of any future tax payments or the amount of possible changes to the total unrecognized tax benefits associated with any audit closures or other events. The Company classifies liabilities for unrecognized tax benefits and related interest and penalties as long-term liabilities on the Condensed Consolidated Balance Sheets. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense on the Company’s Condensed Consolidated Statements of Operations. As part of the transition from Condensed Combined Financial Statements to Condensed Consolidated Financial Statements, the

Company reclassified $221 million of unrecognized tax benefits related to indemnifications with the Parent to Accounts payable and Other liabilities within the Company’s Condensed Consolidated Financial Statements.

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 (“IRA”), which, among other things, introduces a 15% corporate alternative minimum tax based on adjusted financial statement income of certain large corporations with a three-year average adjusted financial statement income in excess of $1.0 billion, an excise tax on corporate stock buybacks, and several tax incentives to promote clean energy. Based on the Company’s preliminary analysis, the IRA is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements. The Company will continue to evaluate the impact of this law as additional guidance and clarification becomes available.

11. Earnings Per Share

Prior to the completion of the Kenvue IPO, the Company had 1,716,160,000 of common stock authorized, of which 1,716,159,990 shares were issued to Johnson & Johnson through a subscription agreement in May 2023. On May 8, 2023, the Kenvue IPO was completed through the sale of 198,734,444 shares of common stock including the underwriters’ full exercise of their option to purchase 25,921,884 shares to cover over-allotments. As of July 2, 2023, the Company had 1,914,894,444 shares of common stock issued and outstanding. For the purposes of the Company’s earnings per share calculations, the shares issued through the subscription agreement are being treated akin to shares attributable to a stock split and, as a result, are being retrospectively presented for all of the periods. For all periods presented, there were no dilutive equity instruments or equity awards of the Company outstanding. Net income per share for the fiscal three and six months ended July 2, 2023 and July 3, 2022 was calculated as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(In Millions, Except Per Share Data)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net income	$430	$604	$760	$1,132
Basic and diluted weighted-average common stock	1,838	1,716	1,777	1,716
Basic and diluted net income per share	$0.23	$0.35	$0.43	$0.66

12. Fair Value Measurements

Fair value measurements are estimated based on valuations techniques and inputs categorized as follows:

•Level 1 – Quoted prices in active markets for identical assets or liabilities
•Level 2 – Significant other observable inputs
•Level 3 – Significant unobservable inputs

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

The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	July 2, 2023				January 1, 2023
(Dollars in Millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Forward foreign exchange contracts	$66	$—	$66	$—	$39	$—	$39	$—
Interest rate swaps	—	—	—	—	29	—	29	—
Total	66	—	66	—	68	—	68	—
Liabilities:
Forward foreign exchange contracts	$(48)	—	(48)	—	(15)	—	(15)	—
Interest rate swaps	—	—	—	—	(39)	—	(39)	—
Total	(48)	—	(48)	—	(54)	—	(54)	—
Net amount presented in Prepaid expenses and other receivables:	$18	$—	$18	$—	$14	$—	$14	$—

The carrying amount of Cash and cash equivalents, Trade receivables, Prepaid expenses and other receivables, and Loans and notes payable approximated fair value as of July 2, 2023 and January 1, 2023. The fair value of forward foreign exchange contracts is the aggregation by currency of all future cash flows discounted to its present value at the prevailing market interest rates and subsequently converted to the U.S. dollar at the current spot foreign exchange rate. The interest rate swaps are recorded at fair value that is derived from observable market data, including yield curves. All derivative instruments are classified as Level 2 securities.

There were no transfers between Level 1, Level 2, or Level 3 during the fiscal three and six months ended July 2, 2023 and fiscal year ended January 1, 2023.

The following table sets forth the notional amounts of the Company’s outstanding derivative instruments:

	July 2, 2023			January 1, 2023
(Dollars in Millions)	Forward foreign exchange contracts	Interest rate swaps	Total	Forward foreign exchange contracts	Interest rate swaps	Total
Cash flow hedges	$3,307	$—	$3,307	$1,768	$2,400	$4,168
Undesignated forward foreign exchange contracts	$578	$—	$578	$—	$—	$—
Net investment hedges	$10	$—	$10	$—	$—	$—

For the three and six months ended July 2, 2023, the Company recorded after-tax deferred net gain (loss) on derivatives of $(8) million and $31 million, respectively, in Accumulated other comprehensive loss. For the three and six months ended July 3, 2022, the Company recorded after-tax deferred net gain (loss) on derivatives of $1 million and $(3) million, respectively, in Accumulated other comprehensive loss.

Forward Foreign Exchange Contracts

In certain jurisdictions, the Company uses forward foreign exchange contracts to manage its exposures to the variability of foreign exchange rates. Changes in the fair value of derivatives are recorded each period in earnings or Other comprehensive income (loss), depending on whether the derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction.

Since 2022, the Company has entered into forward foreign exchange contracts to hedge a portion of forecasted cash flows denominated in foreign currency. The terms of these contracts are generally 12 months to 18 months. These contracts are designated as cash flow hedging relationships at the date of contract inception, in accordance with the appropriate accounting guidance. At inception, all designated hedging relationships are expected to be highly effective. These contracts are accounted for using the forward method and all gains/losses associated with these contracts are recorded in Other comprehensive income (loss). The Company reclassifies the gains and losses related to these contracts at the time the inventory is sold to the customer into Net sales or Cost of sales and Other expense (income), net on the Company’s Condensed Consolidated Statements of Operations, as applicable.

The following table is a summary of gains and losses on forward foreign exchange contracts designated as cash flow hedges within Other comprehensive income (loss) and amount reclassified into earnings:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Gain (loss) recognized in Other comprehensive income (loss)	$(17)	$1	$—	$(2)
Gain (loss) reclassified from Other comprehensive income (loss) to earnings	$(6)	$(1)	$5	$—

The following tables are a summary of the reclassifications to Net Income related to the Company’s forward foreign exchange contracts for the fiscal three and six months ended July 2, 2023 and July 3, 2022:

	Fiscal Three Months Ended
	July 2, 2023			July 3, 2022
(Dollars in Millions)	Net Sales	Cost of Sales	Other (income) expense, net	Net Sales	Cost of Sales	Other (income) expense, net
Gain (loss) on cash flow hedges	$(1)	$(3)	$(2)	$8	$3	$12
Gain (loss) on forward currency exchange contracts not designated as hedges	$—	$—	$(2)	$—	$—	$(1)

	Fiscal Six Months Ended
	July 2, 2023			July 3, 2022
(Dollars in Millions)	Net Sales	Cost of Sales	Other (income) expense, net	Net Sales	Cost of Sales	Other (income) expense, net
Gain (loss) on cash flow hedges	$—	$7	$(2)	11	3	10
Gain on forward currency exchange contracts not designated as hedges	$—	$—	$4	—	—	7

The fair value of the Company’s foreign currency exchange contracts as of July 2, 2023 was included in Prepaid expenses and other receivables, on the Company’s Condensed Consolidated Balance Sheets.

Since 2022, the Company has entered into forward currency exchange contracts to offset the foreign currency exposure related to the settlement of payables and receivables of the Company. These contracts are not designated as cash flow hedging relationships, and the net allocated gains and losses related to these contracts were recognized within Other expense (income), net on the Company’s Condensed Consolidated Statements of Operations. As of July 2, 2023 and January 1, 2023, respectively, the Company held forward foreign exchange contracts that were not designated in cash flow hedging relationships of $1 million and $0 million, respectively.

Forward Starting Interest Rate Swaps

Beginning in the fourth quarter of 2022, the Company entered into forward starting interest rate swaps in contemplation of securing long-term financing for the Separation or for other long-term financing purposes in the event the Separation did not occur. The Company designated these derivatives as cash flow hedges to reduce future interest rate exposure related to changes in the benchmark interest rate on forecasted 5-year, 10-year, and 30-year bonds that the Company issued in 2023. During the fiscal six months ended July 2, 2023, the Company recorded a gain of approximately $48 million in Accumulated other comprehensive loss. Upon the issuance of the forecasted debt, the Company settled its forward starting interest rate swaps and received $38 million in cash. The gain in Accumulated other comprehensive loss will be amortized and recorded in Other expense (income), net on the Company’s Condensed Consolidated Statements of Operations over the life of the 5-year, 10-year, and 30-year bonds. For the fiscal three and six months ended July 2, 2023, we reclassified $1 million and $2 million, respectively, from Other comprehensive income (loss) to the Condensed Consolidated Statements of Operations.

Net Investment Hedges

The Company designated certain forward currency exchange contracts as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. During the fiscal three and six months ended July 2, 2023 and July 3, 2022, the Company designated as a net investment hedge a forward currency exchange contract to sell foreign currency (denominated in the local currency of the affiliate) at specified forward rates. These contracts are accounted for using the spot method with changes in the fair value of the contracts attributable to changes in spot rates recorded in Other comprehensive income (loss) (CTA). Changes in the fair value attributable to time value (“excluded components”) are initially recorded to Other comprehensive income (loss) (CTA) and are recognized within Other expense (income), net on the Company’s Condensed Consolidated Statements of Operations ratably over the life of the contract. The fair value of the contracts designated in net investment hedges in liabilities position at July 2, 2023 and January 1, 2023 were $2 million and $0 million, respectively.

Effectiveness

On an ongoing basis, the Company assesses whether each derivative continues to be highly effective in offsetting changes of hedged items. When a derivative is no longer expected to be highly effective, hedge accounting is discontinued.

Statement of Cash Flows

Cash flows from derivatives designated in hedging relationships are reflected in the Condensed Consolidated Statements of Cash Flows consistent with the presentation of the hedged item. Cash flows from derivatives that were not accounted for as designated hedging relationships reflect the classification of the cash flows associated with the activities being economically hedged.

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

Investments in Equity Securities

The Company measures equity investments without readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As of July 2, 2023 and January 1, 2023, such investments totaled $78 million and $56 million, respectively, and were included in Other assets on the Condensed Consolidated Balance Sheets.

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

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. As of July 2, 2023, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accordingly accrued for those contingent liabilities that are material and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with Accounting Standards Codification (“ASC”) 450-20-25. Accrued liabilities related to litigation matters are included in Accrued liabilities and Other liabilities on the Condensed Consolidated Balance Sheets. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; significant facts are in dispute; procedural or jurisdictional issues exist; the number of potential claims is certain or predictable; comprehensive multi-party settlements are achievable; there are complex related cross-claims and counterclaims; and/or there are numerous parties involved.

In the Company’s opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company’s Condensed Consolidated Balance Sheets, is not expected to have a material adverse effect on the Company’s financial position. However, the resolution of, or increase in accruals for, one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

Product Liability

The Company and/or certain of its subsidiaries are involved in numerous product liability claims and lawsuits involving multiple products. Claimants in these cases seek substantial compensatory and, where available, punitive damages. While the Company believes it has substantial defenses, it is not feasible to predict the ultimate outcome of litigation. From time to time, even if it has substantial defenses, the Company considers isolated settlements based on a variety of circumstances. The Company may accrue an estimate of the legal defense costs needed to defend each matter when those costs are probable and can be reasonably estimated. For certain of these matters, the Company may accrue additional amounts such as estimated costs associated with settlements, damages, and other losses. Product liability accruals can represent projected product liability for thousands of claims around the world, each in different litigation environments and with different fact patterns. Changes to the accruals may be required in the future as additional information becomes available.

Claims for personal injury have been made against our subsidiary Johnson & Johnson Consumer Inc. (“JJCI”) in federal court arising out of the use of Tylenol, an over-the-counter pain medication, alleging that in utero exposure to acetaminophen (the active ingredient in Tylenol) is associated with the development of autism spectrum disorder and/or attention-deficit/hyperactivity disorder in children. In October 2022, lawsuits filed in federal courts in the United States were organized as a multi-district litigation in the U.S. District Court for the Southern District of New York. No trial dates have been set in these actions. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. In addition, a lawsuit has been filed in state court against JJCI, the Company and J&J, and lawsuits have been filed in Canada against our subsidiary Johnson & Johnson Inc. (Canadian affiliate) (“JJI”) and J&J. At this stage in these proceedings, the Company is unable to reasonably estimate either the likelihood or the magnitude of its potential liability arising out these claims and lawsuits.

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

In 2016, JJI sold the Canadian Zantac business to Sanofi Consumer Health, Inc. (“Sanofi”). Under the 2016 Asset Purchase Agreement between JJI and Sanofi (the “2016 Purchase Agreement”), Sanofi assumed certain liabilities including those pertaining to Zantac (ranitidine) product sold by Sanofi after closing and losses arising from or relating to recalls, withdrawals, replacements or related market actions or post-sale warning in respect of products sold by Sanofi after the closing, and JJI is required to indemnify Sanofi for certain other excluded liabilities. In November 2019, JJI received a notice reserving rights to claim indemnification from Sanofi pursuant to the 2016 Purchase Agreement. The notice refers to indemnification for legal claims in class actions and various individual personal injury actions with similar allegations to the U.S. litigation related to over-the-counter Zantac (ranitidine) products.

J&J and/or JJI have also been named in four of the seven putative class actions filed in Canada with similar allegations regarding Zantac or ranitidine use. Of the four putative class actions naming J&J and/or JJI, the British Columbia action has been stayed, the Alberta action has been discontinued, and the Quebec action has been stayed. The Ontario action is pending, but not currently active. JJI was also named as a defendant, along with other manufacturers, in various personal injury actions in Canada related to Zantac products. JJI has provided Sanofi notice reserving rights to claim indemnification pursuant to the 2016 Purchase Agreement related to the class actions and personal injury actions. At this stage in these proceedings, the Company is unable to reasonably estimate either the likelihood or the magnitude of its potential liability arising out these claims and lawsuits.

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

J&J (subsequently substituted by JJCI) along with more than 120 other companies, is a defendant in a cost recovery and action brought by Occidental Chemical Corporation in June 2018 in the U.S. District Court for the District of New Jersey, related to the clean-up of a section of the Lower Passaic River in New Jersey. Certain defendants (not including JJCI) have executed a settlement with the U.S. Environmental Protection Agency and U.S. Department of Justice, which is subject to public comment. The settlement, if judicially approved, will be confirmed through a judicial Consent Decree. The case has been administratively closed but can be re-opened upon request, following a decision on the Consent Decree.

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

Segment profit is based on Operating income, excluding depreciation and amortization, non-recurring Separation-related costs, restructuring expense, Other operating expense (income), net, and unallocated general corporate administrative expenses (referred to herein as “Adjusted operating income”), as management excludes these items in assessing segment financial performance. General corporate/unallocated expenses, which include treasury and legal operations and certain expenses, gains and losses related to the overall management of the Company, are not allocated to the segments. In assessing segment performance and managing operations, management does not review segment assets.

The Company operates the business through the following three reportable business segments:

Reportable Segments	Product Categories
Self Care	Cough, Cold and Allergy
Pain Care
Other Self Care (Digestive Health, Smoking Cessation, and Other)
Skin Health and Beauty	Face and Body Care
Hair, Sun and Other
Essential Health	Oral Care
Baby Care
Other Essential Health (Women’s Health and Wound Care)

The Company’s product categories as a percentage of Net sales for the fiscal three and six months ended July 2, 2023 and July 3, 2022 were as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Cough, Cold and Allergy	13%	13%	14%	12%
Pain Care	12	11	13	13
Other Self Care	16	15	15	15
Face and Body Care	19	20	19	20
Hair, Sun and Other	10	10	10	9
Oral Care	10	10	10	10
Baby Care	9	10	9	10
Other Essential Health	11	11	10	11
Total	100%	100%	100%	100%

Segment Net Sales and Adjusted Operating Income

Segment Net sales and Adjusted operating income for the fiscal three and six months ended July 2, 2023 and July 3, 2022 were as follows:

	Net Sales		Net Sales
	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Self Care	$1,661	$1,481	$3,301	$2,946
Skin Health and Beauty	1,147	1,126	2,258	2,138
Essential Health	1,203	1,197	2,304	2,310
Total	$4,011	$3,804	$7,863	$7,394

	Adjusted Operating Income		Adjusted Operating Income
	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Self Care	$576	$524	$1,158	$998
Skin Health and Beauty	201	243	350	370
Essential Health	250	314	461	560
Total Adjusted operating income(1)(2)	$1,027	$1,081	$1,969	$1,928
Reconciliation to Income before taxes:
Depreciation and amortization	148	161	300	326
Separation-related costs	102	49	200	59
Restructuring(3)	—	24	—	38
Other operating expense (income), net	1	13	(16)	8
General corporate/unallocated expenses	74	64	143	116
Total operating income	$702	$770	$1,342	$1,381
Other expense (income), net	10	(5)	40	(6)
Interest expense, net	53	—	54	—
Income before taxes	$639	$775	$1,248	$1,387
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
(2) We define Adjusted operating income as U.S. GAAP Operating income excluding depreciation and amortization, Separation-related costs, restructuring expense, Other operating expense (income), net, and general corporate unallocated expenses that are not part of our measurement of segment performance. Management uses Adjusted operating income to assess segment financial performance.
(3) Exclusive of the restructuring expense included in Other operating expense (income), net on the Company’s Condensed Consolidated Statements of Operations.

15. Accrued and Other Liabilities

Accrued liabilities consisted of:

(Dollars in Millions)	July 2, 2023	January 1, 2023
Accrued expenses	$470	$447
Accrued compensation and benefits	275	272
Lease liability	47	35
Other accrued liabilities(1)	409	152
Accrued liabilities	$1,201	$906

Other liabilities consisted of:

(Dollars in Millions)	July 2, 2023	January 1, 2023
Accrued income taxes - noncurrent	$234	$584
Noncurrent lease liability	120	81
Other noncurrent accrued liabilities(1)	239	62
Other liabilities	$593	$727

(1) The increase in Other current and noncurrent accrued liabilities relates primarily to the agreements entered into with the Parent in connection with the Separation Agreement, which went into effect in the second quarter of 2023. See Note 8, “Related Parties” for more information.

16. Subsequent Events

Dividend Declaration

On July 20, 2023, the Company’s Board of Directors declared a $0.20 cash dividend for the third quarter of 2023 to shareholders. The third quarter dividend of $0.20 per share on the outstanding common stock of the Company will be payable on September 7, 2023 to shareholders of record as of the close of business on August 28, 2023.

Proposed Exchange Offer

On July 24, 2023, the Company filed a Registration Statement on Form S-4 with the SEC in connection with J&J’s proposed exchange offer, whereby J&J shareholders can exchange shares of J&J common stock for shares of the Company’s common stock owned by J&J.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions, and projections about our industry, business, and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the section of our final prospectus (the “IPO Prospectus”) filed on May 4, 2023 with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Act”) relating to our Registration Statement on Form S-1 entitled “Risk Factors” and the section entitled “Cautionary Note Regarding Forward-Looking Statements” included herein.

Our accompanying Condensed Consolidated Financial Statements as of July 2, 2023 and for the fiscal three and six months ended July 2, 2023 and July 3, 2022 have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial statements, and should be read in conjunction with our audited combined financial statements for the year ended January 1, 2023, which are included in the IPO Prospectus, and in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. In our opinion, the Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. All currency amounts are expressed in U.S. dollars unless otherwise noted.

Overview

Company Overview

At Kenvue, our purpose is to realize the extraordinary power of everyday care. As a global leader at the intersection of healthcare and consumer goods, we are the world’s largest pure-play consumer health company by revenue with $15.0 billion in Net sales in 2022. By combining the power of science with meaningful human insights and digital-first approach, we empower consumers to live healthier lives every day. Trusted by generations, our differentiated portfolio of iconic brands—including Tylenol®, Neutrogena®, Listerine®, Johnson’s®, BAND-AID®, Aveeno®, Zyrtec®, and Nicorette®—is backed by science and recommended by healthcare professionals, which further reinforces our consumers’ connections to our brands.

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

With a sole focus on consumer health, our marketing organization operates efficiently leveraging our precision marketing, e-commerce, and broader digital capabilities to develop unique consumer insights and further enhance the relevance of our brands. Similarly, our research and development organization combines these consumer insights with deep, multi-disciplinary scientific expertise, and engagement with healthcare professionals, to drive innovative new products, solutions, and experiences centered around consumer health.

Our Business Segments

We operate our business through the following three reportable business segments:

•Self Care. Our Self Care product categories include: Cough, Cold and Allergy; Pain Care; and Other Self Care (Digestive Health, Smoking Cessation, and Other). Major brands in the segment include Tylenol®, Nicorette®, and Zyrtec®.
•Skin Health and Beauty. Our Skin Health and Beauty product categories include: Face and Body Care and Hair, Sun and Other. Major brands in the segment include Neutrogena®, Aveeno®, and OGX®.
•Essential Health. Our Essential Health product categories include: Oral Care, Baby Care, and Other Essential Health (Women’s Health and Wound Care). Major brands in the segment include Listerine®, Johnson’s®, BAND-AID®, and Stayfree®.

For additional information about our three reportable business segments, see “—Key Factors Affecting Our Results—Our Brands and Product Portfolio” and Note 14, “Segments of Business,” to our Condensed Consolidated Financial Statements included herein.

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

The registration statement related to the initial public offering of Kenvue’s common stock was declared effective on May 3, 2023, and our common stock began trading on the New York Stock Exchange under the ticker symbol “KVUE” on May 4, 2023 (the “Kenvue IPO”).

On May 8, 2023, the Kenvue IPO was completed through the sale of 198,734,444 shares of common stock, par value $0.01 per share, including the underwriters’ full exercise of their option to purchase 25,921,884 shares to cover over-allotments, at an initial public offering price of $22 per share for net proceeds of $4.2 billion after deducting underwriting discounts and commissions of $131 million. On May 8, 2023, in conjunction with the Consumer Health Business Transfer, we distributed $13.8 billion to J&J from the (1) net proceeds received from the sale of the common stock in the Kenvue IPO and (2) net proceeds received from the Debt Financing Transactions as defined in Note 4, “Borrowings” to our Condensed Consolidated Financial Statements included herein, and (3) any cash and cash equivalents in excess of the $1.17 billion in cash and cash equivalents retained by the Company immediately following the Kenvue IPO. As of the closing of the Kenvue IPO, J&J owned 1,716,160,000 shares of Kenvue common stock, or approximately 89.6% of the total outstanding shares of Kenvue common stock and, as such, will continue to consolidate the financial results of Kenvue until the Separation is complete.

On July 24, 2023, we filed a Registration Statement on Form S-4 with the SEC in connection with J&J’s proposed exchange offer, whereby J&J shareholders can exchange shares of J&J common stock for shares of our common stock owned by J&J.

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

Relationship with J&J

In connection with the Separation, we have entered into the Separation Agreement and various other agreements with J&J for the purpose of effecting the Separation. These agreements provide a framework for our relationship with J&J and govern various interim and ongoing relationships between us and J&J that follows the completion of the Kenvue IPO. These agreements with J&J are described in Note 8, “Related Parties,” to our Condensed Consolidated Financial Statements included herein.

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

Our ability to compete successfully depends on the strength of these brands. The vast majority of our Net sales are derived from products bearing proprietary trademarks and trade names, and these trademarks and trade names convey that the products we sell are “brand name” products. Developing and maintaining the reputation of our brands is a critical component of our relationship with consumers, customers, manufacturers, suppliers, distributors, and other third-party partners, including healthcare professionals, influencers, and other individuals with whom we have relationships. We recognize that our reputation and our brands could be damaged by negative publicity, whether or not valid, related to our company, our brands, our products, our supply chain, our ingredients, our packaging, our environmental, social, and governance practices, our employees, or any other aspect of our business.

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

Innovation

We rely on science. We have always prioritized science as the core of how we provide care, and we remain committed to this approach. Our ability to quickly develop new products and technologies and to adapt and market our products on an ongoing basis to meet evolving consumer preferences is an essential component of our business strategy. Several of our products have a long history of life-enhancing, first-to-market innovations. In many situations, we have driven the innovation and clinical compendium of entire categories. By leveraging world-class research and development capabilities and a team of research and development professionals, we have a multi-disciplinary and differentiated approach to innovation.

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

Increased Competition

Our products are sold in a highly competitive global marketplace, which, in recent years, has experienced increased retail trade concentration, the emergence of retail buying alliances, the rapid growth of e-commerce and the integration of traditional and digital operations at key retail trade customers. One of our customers accounted for approximately 14% of our total Net sales for both of the fiscal three and six months ended July 2, 2023 and July 3, 2022, and our top 10 customers represented approximately 41% and 43% of our total Net sales for both of the fiscal three and six months ended July 2, 2023 and fiscal three and six months ended July 3, 2022, respectively. Nonetheless, as a result of these trends, we are increasingly dependent on certain large-format retail trade customers in each of our business segments and some of these retail trade customers have significant bargaining strength.

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

Sourcing, Manufacturing, and Supply Chain Management

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

Foreign Currency Exposure

We report our consolidated financial results in U.S. dollars but have significant non-U.S. operations. A large portion of our business is conducted in currencies other than U.S. dollars, and generally the applicable local currency is our functional currency in that locality. As a result, we face foreign currency exposure on the translation into U.S. dollars of our results of operations in numerous jurisdictions primarily in the European Union, the United Kingdom, Japan, China, Canada, Brazil, and India. In addition, as we continue to expand our global operations, our exposure to foreign currency risk could become more significant, particularly if the U.S. dollar strengthens in the future.

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

Acquisitions and Divestitures

We actively refine our portfolio through acquisitions towards high growth, high margin businesses as well as divestitures of assets that we do not believe are well integrated into our product portfolio and strategic direction. We have demonstrated an ability to successfully integrate and scale acquired businesses to further build upon our market leadership across our product portfolio. We did not complete any significant acquisitions or divestitures during the fiscal three and six months ended July 2, 2023 and July 3, 2022.

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

Impacts of the COVID-19 Pandemic

In March 2020, the World Health Organization (the “WHO”) declared the outbreak of COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. On May 5, 2023, the WHO declared that COVID-19 was no longer a global health emergency. We have assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of the COVID-19 pandemic.

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

Legal Proceedings

We and/or certain of our subsidiaries are involved from time to time in various lawsuits and claims relating to intellectual property, commercial contracts, product liability, labeling, marketing, advertising, pricing, antitrust and trade regulation, labor and employment, indemnification, data privacy and security, environmental, health and safety, and tax matters, governmental investigations, and other legal proceedings that arise in the ordinary course of our business. See Note 13, “Commitments and Contingencies,” to our Condensed Consolidated Financial Statements included herein for additional information regarding our current legal proceedings.

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

Russia-Ukraine War

Although the long-term implications of the ongoing military conflict between Russia and Ukraine (the “Russia-Ukraine War”) are difficult to predict at this time, the financial impact of the conflict to us during the fiscal six months ended July 2, 2023 and July 3, 2022 was not material. For both the fiscal three and six months ended July 2, 2023, our Ukrainian business represented

0.1% of our Net sales. For the fiscal three and six months ended July 3, 2022, our Ukrainian business represented 0.2% and 0.1% of our Net sales, respectively. As of July 2, 2023, our Ukrainian business represented less than 0.1% of our net assets and as of January 1, 2023, 0.1% of our net assets. For the fiscal three and six months ended July 2, 2023, our Russian business represented 0.8% and 1.0% of our Net sales, respectively. For the fiscal three and six months ended July 3, 2022, our Russian business represented 1.6% and 1.5% of our Net sales, respectively.

In the first quarter of 2022, we announced our decision to suspend supply of all of our products into Russia other than our over-the-counter medicines within our Self Care segment, which we continued to supply as patients rely on many of these products for healthcare purposes. Supply of the suspended products terminated during the second quarter of 2022. We also suspended all advertising in Russia, all clinical trials in Russia, and any additional investment in Russia. We will continue to monitor the geopolitical situation in Russia and to evaluate our activities and future operations in Russia.

Deferred Markets

In order to ensure compliance with applicable law, to obtain necessary governmental approvals and other consents and for other business reasons, we deferred the transfer of certain assets and liabilities of businesses in certain non-U.S. jurisdictions, including China, Malaysia, and Russia, until after the completion of the Kenvue IPO. The Condensed Consolidated Financial Statements included herein include businesses in all jurisdictions in which we will operate following the completion of the Separation, including any Deferred Local Business (as defined in “Certain Relationships and Related Person Transactions—Agreements to be Entered into in Connection with the Separation—Separation Agreement—Deferred Markets” in the IPO Prospectus). For more information regarding Deferred Local Businesses, see “Risk Factors—Risks Related to the Separation and the Distribution—The transfer of certain assets and liabilities from Johnson & Johnson to us contemplated by the Separation will not be complete prior to the completion of this offering” and “Certain Relationships and Related Person Transactions—Agreements to be Entered into in Connection with the Separation—Separation Agreement—Deferred Markets” in the IPO Prospectus.

Provision For Taxes

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation Development (“OECD”) Pillar Two Framework that was supported by over 130 countries worldwide. The EU’s Pillar Two Directive effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. On July 17, 2023, the OECD published Administrative Guidance proposing certain safe harbors that effectively extend certain effective dates to January 1, 2027. EU Member States still need to adopt the OECD Administrative Guidance in their local Pillar Two legislation for such safe harbor rules to apply. A significant number of other countries are also considering implementing similar legislation. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries, including those within the European Union. The global implementation of the minimum tax could have a material impact on our Condensed Consolidated Financial Statements in future periods.

Results of Operations

Fiscal Three Months Ended July 2, 2023 Compared with Fiscal Three Months Ended July 3, 2022

Our results for the fiscal three months ended July 2, 2023 and July 3, 2022 were as follows:

	Fiscal Three Months Ended
	July 2, 2023	July 3, 2022	Change 2022 to 2023
(Dollars in Millions)			Amount	Percent
Net sales	$4,011	$3,804	$207	5.4%
Cost of sales	1,786	1,646	140	8.5%
Gross profit	2,225	2,158	67	3.1%
Selling, general, and administrative expenses	1,522	1,375	147	10.7%
Other operating expense, net	1	13	(12)	(92.3)%
Operating income	702	770	(68)	(8.8)%
Other expense (income), net	10	(5)	15	*
Interest expense, net	53	—	53	*
Income before taxes	639	775	(136)	(17.5)%
Provision for taxes	209	171	38	22.2%
Net income	$430	$604	$(174)	(28.8)%

* Calculation not meaningful.

Net Sales

Net sales were $4.0 billion and $3.8 billion for the fiscal three months ended July 2, 2023 and July 3, 2022, respectively, an increase of $207 million, or 5.4%. Net sales growth was primarily driven by value realization (also referred to as Price/Mix). Excluding the impact of unfavorable changes in currency rates of $87 million, Organic growth, a non-GAAP financial measure as defined below, was $294 million, primarily attributable to value realization, increased demand across our Pain Care and Cough, Cold, and Flu product categories resulting from higher cold and flu incidences and sequential share gains in sun care fueled by innovation and improved supply.

Cost of Sales

Cost of sales were $1.8 billion and $1.6 billion for the fiscal three months ended July 2, 2023 and July 3, 2022, respectively, an increase of $140 million, or 8.5% primarily due to Organic growth, as noted above in Net sales. In addition, Cost of sales was further impacted by higher costs of key ingredients, packaging materials, and inbound freight, due to commodity inflation. The increase was partially offset by the realization of benefits associated with our supply chain optimization initiatives and favorable currency impacts of $42 million. Cost of sales as a percentage of Net sales increased 120 basis points to 44.5% as compared to the prior year, due primarily to inflationary impact on costs, partially offset by the realization of benefits associated with our supply chain optimization initiatives.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) were $1.5 billion and $1.4 billion for the fiscal three months ended July 2, 2023 and July 3, 2022, respectively, an increase of $147 million, or 10.7%. SG&A as a percentage of Net sales increased 180 basis points to 37.9%, as compared to the prior year, primarily attributable to higher costs in enterprise functions as we prepared to operate on a standalone basis and an increase in non-recurring Separation-related costs of $53 million. These cost increases were partially offset by favorable currency impacts of $22 million.

Other Operating Expense, Net

Other operating expense, net was $1 million and $13 million for the fiscal three months ended July 2, 2023 and July 3, 2022, respectively, a decrease of $12 million. The decrease was primarily driven by the reversal of a contingent liability that was no longer considered to be probable, partially offset by the impact of net economic benefit arrangements with J&J in connection with the Deferred Local Business in the fiscal three months ended July 2, 2023, see Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to our Condensed Consolidated Financial Statements included herein for additional information.

Other Expense (Income), Net

Other expense, net, was $10 million compared to Other income, net of $5 million for the fiscal three months ended July 2, 2023 and July 3, 2022, respectively, the change in expense of $15 million, primarily driven by higher foreign currency losses.

Interest Expense, Net

Interest expense, net was $53 million in the fiscal three months ended July 2, 2023 as compared to $0 million in the fiscal three months ended July 3, 2022. The increase was driven by interest expense recognized on senior unsecured notes (the “Senior Notes”) and notes issued under the commercial paper program, offset by interest income earned on the debt proceeds in escrow and a related party note receivable with J&J (the “Facility Agreement”), resulting in interest income of $33 million. See Note 4, “Borrowings,” to our Condensed Consolidated Financial Statements included herein for additional information.

Provision For Taxes

Provision for taxes was $209 million and $171 million for the fiscal three months ended July 2, 2023 and July 3, 2022, respectively, an increase in income tax expense of $38 million. The increase was primarily due to higher U.S. tax on foreign income after foreign tax credits, an increase in the valuation allowance on deferred tax assets for foreign tax credits, and higher tax expense related to prior year return to provision adjustments.

Segment Results

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

See Note 14, “Segments of Business,” to our Condensed Consolidated Financial Statements included herein for additional information.

Fiscal Three Months Ended July 2, 2023 Compared with Fiscal Three Months Ended July 3, 2022

The following table presents segment Adjusted operating income and the period-over-period changes in segment Adjusted operating income for the fiscal three months ended July 2, 2023 and July 3, 2022. See Note 14, “Segments of Business,” to our

Condensed Consolidated Financial Statements included herein for further details regarding segment net sales and segment Adjusted operating income.

	Fiscal Three Months Ended
	July 2, 2023		July 3, 2022		Change 2022 to 2023
(Dollars in Millions)	Amount	Percent	Amount	Percent	Amount	Percent
Segment Net Sales
Self Care	$1,661	41.4%	$1,481	38.9%	$180	12.2%
Skin Health and Beauty	1,147	28.6	1,126	29.6	21	1.9
Essential Health	1,203	30.0	1,197	31.5	6	0.5
Total segment net sales	$4,011	100.0%	$3,804	100.0%	$207	5.4%

Income before taxes	$639		$775
Interest expense, net	53		—
Other expense (income), net	10		(5)
Total operating income	$702		$770
Reconciliation to Adjusted operating income:
Depreciation and amortization	148		161
Separation-related costs	102		49
Restructuring(1)	—		24
Other operating expense, net	1		13
General corporate/unallocated expenses	74		64
Total Adjusted operating income	$1,027		$1,081

Segment Adjusted operating income
Self Care	$576		$524		$52	9.9%
Skin Health and Beauty	201		243		(42)	(17.3)
Essential Health	250		314		(64)	(20.4)
Total Adjusted operating income	$1,027		$1,081		$(54)	(5.0)%

(1) Exclusive of the restructuring expense included in Other operating expense, net.

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

The following tables present a reconciliation of the change in U.S. GAAP Net sales to Organic growth for the fiscal three months ended July 2, 2023 compared to the fiscal three months ended July 3, 2022:

	Fiscal Three Months Ended July 2, 2023 vs July 3, 2022(1)
	Reported Net sales change		Impact of foreign currency	Organic growth
(Dollars in Millions)	Amount	Percent	Amount	Amount	Percent
Self Care	$180	12.2%	$(30)	$210	14.2%
Skin Health and Beauty	21	1.9	(17)	38	3.4
Essential Health	6	0.5	(40)	46	3.8
Total	$207	5.4%	$(87)	$294	7.7%

	Fiscal Three Months Ended July 2, 2023 vs July 3, 2022(1)
	Reported Net sales change	Impact of foreign currency	Organic growth
			Price/Mix(2)	Volume
Self Care	12.2%	(2.0)%	10.6%	3.6%
Skin Health and Beauty	1.9	(1.5)	6.6	(3.2)
Essential Health	0.5	(3.3)	10.7	(6.9)
Total	5.4%	(2.3)%	9.4%	(1.7)%

(1) Acquisitions and divestitures did not materially impact Net sales for the fiscal three months ended July 2, 2023 or July 3, 2022.
(2) Also referred to as value realization.

Self Care Segment

Self Care Segment Net Sales

The Self Care segment Net sales were $1.7 billion and $1.5 billion for the fiscal three months ended July 2, 2023 and July 3, 2022, respectively, an increase of $180 million, or 12.2%. Excluding the unfavorable impact of foreign currency translation, Organic growth was $210 million or 14.2%, primarily driven by value realization of 10.6% and volume related increases of 3.6% driven by increased demand for Cough, Cold, and Allergy products due to greater instances of respiratory illness (including cough, cold and flu), primarily in China.

Self Care Segment Adjusted Operating Income

The Self Care segment Adjusted operating income increased by $52 million, or 9.9% to $576 million for the fiscal three months ended July 2, 2023, primarily driven by value realization and favorable product mix, portfolio optimization, and supply chain efficiencies, partially offset by higher costs of raw materials.

Skin Health and Beauty Segment

Skin Health and Beauty Segment Net Sales

The Skin Health and Beauty segment Net sales were $1.1 billion for both the fiscal three months ended July 2, 2023 and July 3, 2022, an increase of $21 million, or 1.9%. Excluding the unfavorable impact of foreign currency translation, Organic growth was $38 million, or 3.4%, primarily driven by value realization of 6.6%, offset by volume-related declines of 3.2% driven primarily by Kenvue’s supply suspension of certain personal care products in Russia since March 2022. The increase was driven by strong demand for sun care products and improved supply and strong e-commerce and club channel performance primarily in the United States as well as new product innovations in Latin America, partially offset by product discontinuation.

Skin Health and Beauty Segment Adjusted Operating Income

The Skin Health and Beauty segment Adjusted operating income decreased by $42 million, or 17.3% to $201 million driven by the impact of higher costs of raw materials, partially offset by value realization as discussed above, favorable product mix, and supply chain efficiencies.

Essential Health Segment

Essential Health Segment Net Sales

The Essential Health segment Net sales were $1.2 billion for both the fiscal three months ended July 2, 2023 and July 3, 2022, with an increase of $6 million, or 0.5%. Excluding the unfavorable impact of foreign currency translation, Organic growth was $46 million, or 3.8%, primarily driven by value realization of 10.7%, most notably in Women’s Health, partially offset by volume declines of 6.9%. Overall volume declines were driven primarily by Kenvue’s supply suspension of certain personal care products in Russia since March 2022.

Essential Health Segment Adjusted Operating Income

The Essential Health segment Adjusted operating income decreased by $64 million, or 20.4% to $250 million. The decrease was primarily attributable to impact of higher costs of raw materials, partially offset by value realization as discussed above, favorable product mix, and supply chain efficiencies.

Results of Operations

Fiscal Six Months Ended July 2, 2023 Compared with Fiscal Six Months Ended July 3, 2022

Our results for the fiscal six months ended July 2, 2023 and July 3, 2022 were as follows:

	Fiscal Six Months Ended
	July 2, 2023	July 3, 2022	Change 2022 to 2023
(Dollars in Millions)			Amount	Percent
Net sales	$7,863	$7,394	$469	6.3%
Cost of sales	3,513	3,280	233	7.1%
Gross profit	4,350	4,114	236	5.7%
Selling, general, and administrative expenses	3,024	2,725	299	11.0%
Other operating expense (income), net	(16)	8	(24)	*
Operating income	1,342	1,381	(39)	(2.8)%
Other expense (income), net	40	(6)	46	*
Interest expense, net	54	—	54	*
Income before taxes	1,248	1,387	(139)	(10.0)%
Provision for taxes	488	255	233	91.4%
Net income	$760	$1,132	$(372)	(32.9)%

* Calculation not meaningful.

Net Sales

Net sales were $7.9 billion and $7.4 billion for the fiscal six months ended July 2, 2023 and July 3, 2022, respectively, an increase of $469 million, or 6.3%. Excluding the impact of unfavorable changes in currency rates of $229 million, Organic growth was $698 million, primarily attributable to value realization, increased demand across our Pain Care and Cough, Cold and Flu product categories resulting from higher cold and flu incidences and sequential share gains in sun care fueled by innovation and improved supply.

Cost of Sales

Cost of sales were $3.5 billion and $3.3 billion for the fiscal six months ended July 2, 2023 and July 3, 2022, respectively, an increase of $233 million, or 7.1% primarily due to increased variable costs driven by Organic growth, as noted above in Net sales. In addition, Cost of sales was further impacted by higher costs of key ingredients, packaging materials and inbound freight, due to commodity inflation. The increase was partially offset by the realization of benefits associated with our supply chain optimization initiatives and favorable currency impacts of $108 million. Cost of sales as a percentage of Net sales increased 30 basis points to 44.7% as compared to the prior year, due primarily to higher costs driven by commodity inflation.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $3.0 billion and $2.7 billion for the fiscal six months ended July 2, 2023 and July 3, 2022, respectively, an increase of $299 million, or 11.0%. SG&A as a percentage of Net sales increased 160 basis points to 38.5%, as compared to the prior year, primarily attributable to higher costs in enterprise functions as we prepared to operate on a standalone basis and an increase in non-recurring Separation-related costs of $141 million. These cost increases were partially offset by favorable currency impacts of $66 million.

Other Operating Expense (Income), Net

Other operating income, net was $16 million compared to other operating expense, net of $8 million for the fiscal six months ended July 2, 2023 and July 3, 2022, respectively, a change of $24 million. The change was primarily driven by the reversal of a contingent liability that was no longer considered to be probable and the gain recognized on the sale of a manufacturing facility in Lancaster, Pennsylvania of $9 million, partially offset by the impact of net economic benefit arrangements with J&J in connection with the Deferred Local Business in the fiscal six months ended July 2, 2023, see Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to our Condensed Consolidated Financial Statements included herein for additional information.

Other Expense (Income), Net

Other expense, net was $40 million compared to other income, net of $6 million for the fiscal six months ended July 2, 2023 and July 3, 2022, respectively, an increase in expense of $46 million, primarily driven by higher foreign currency losses and losses on equity securities.

Interest Expense, Net

Interest expense, net was $54 million in the fiscal six months ended July 2, 2023 as compared to $0 million in the fiscal six months ended July 3, 2022. The increase was driven by interest expense recognized on the Senior Notes and notes issued under the commercial paper program, offset by interest income earned on the debt proceeds in escrow and the Facility Agreement, resulting in interest income of $33 million. See Note 4, “Borrowings,” to our Condensed Consolidated Financial Statements included herein for additional information.

Provision For Taxes

Provision for taxes was $488 million and $255 million for the fiscal six months ended July 2, 2023 and July 3, 2022, respectively, an increase income tax expense of $233 million. The issuance of debt in the first quarter of 2023 resulted in an increase in annual interest and reduced our capacity to utilize foreign tax credits against U.S. foreign source income. As a result, we recorded a valuation allowance against a deferred tax asset related to future foreign tax credit benefits thus increasing the reported tax expense in the fiscal six months ended July 2, 2023 as compared to the fiscal six months ended July 3, 2022.

Segment Results

Fiscal Six Months Ended July 2, 2023 Compared with Fiscal Six Months Ended July 3, 2022

The following table presents segment Adjusted operating income and the period-over-period changes in segment Adjusted operating income for the fiscal six months ended July 2, 2023 and July 3, 2022. See Note 14, “Segments of Business,” to our Condensed Consolidated Financial Statements included herein for further details regarding segment net sales and segment Adjusted operating income.

	Fiscal Six Months Ended
	July 2, 2023		July 3, 2022		Change 2022 to 2023
(Dollars in Millions)	Amount	Percent	Amount	Percent	Amount	Percent
Segment Net Sales
Self Care	$3,301	42.0%	$2,946	39.9%	355	12.1%
Skin Health and Beauty	2,258	28.7	2,138	28.9	120	5.6
Essential Health	2,304	29.3	2,310	31.2	(6)	(0.3)
Total segment net sales	$7,863	100.0%	$7,394	100.0%	$469	6.3%

Income before taxes	$1,248		$1,387
Interest expense	54		—
Other expense (income), net	40		(6)
Total operating income	$1,342		$1,381
Reconciliation to Adjusted operating income:
Depreciation and amortization	300		326
Separation-related costs	200		59
Restructuring(1)	—		38
Other operating expense (income), net	(16)		8
General corporate/unallocated expenses	143		116
Total Adjusted operating income	$1,969		$1,928

Segment Adjusted operating income
Self Care	$1,158		$998		$160	16.0%
Skin Health and Beauty	350		370		(20)	(5.4)
Essential Health	461		560		(99)	(17.7)
Total Adjusted operating income	$1,969		$1,928		$41	2.1%

(1) Exclusive of the restructuring expense included in Other operating expense (income), net.

The following tables present a reconciliation of the change in U.S. GAAP Net sales to Organic growth for the fiscal six months ended July 2, 2023 compared to the fiscal six months ended July 3, 2022:

	Fiscal Six Months Ended July 2, 2023 vs July 3, 2022(1)
	Reported Net sales change		Impact of foreign currency	Organic growth
(Dollars in Millions)	Amount	Percent	Amount	Amount	Percent
Self Care	$355	12.1%	$(80)	$435	14.8%
Skin Health and Beauty	120	5.6	(52)	172	8.0
Essential Health	(6)	(0.3)	(97)	91	3.9
Total	$469	6.3%	$(229)	$698	9.4%

	Fiscal Six Months Ended July 2, 2023 vs July 3, 2022(1)
	Reported Net sales change	Impact of foreign currency	Organic growth
			Price/Mix(2)	Volume
Self Care	12.1%	(2.7)%	9.4%	5.3%
Skin Health and Beauty	5.6	(2.4)	7.6	0.4
Essential Health	(0.3)	(4.2)	10.1	(6.1)
Total	6.3%	(3.1)%	9.1%	0.3%

(1) Acquisitions and divestitures did not materially impact Net sales for the fiscal six months ended July 2, 2023 or July 3, 2022.
(2) Also referred to as value realization.

Self Care Segment

Self Care Segment Net Sales

The Self Care segment Net sales were $3.3 billion and $2.9 billion for the fiscal six months ended July 2, 2023 and July 3, 2022, respectively, an increase of $355 million, or 12.1%. Excluding the unfavorable impact of foreign currency translation, Organic growth was $435 million or 14.8%, primarily driven by value realization of 9.4% and volume-related increases of 5.3% driven by increased demand for Cough, Cold, and Allergy products due to greater instances of respiratory illness, primarily in China, and one-time supply replenishment, primarily in the United States related to low inventory levels at the start of the year.

Self Care Segment Adjusted Operating Income

The Self Care segment Adjusted operating income increased by $160 million, or 16.0% to $1.2 billion for the fiscal six months ended July 2, 2023, primarily driven by value realization and favorable product mix, portfolio optimization, and supply chain efficiencies, partially offset by higher costs of raw materials.

Skin Health and Beauty Segment

Skin Health and Beauty Segment Net Sales

The Skin Health and Beauty segment Net sales were $2.3 billion and $2.1 billion for the fiscal six months ended July 2, 2023 and July 3, 2022, respectively, an increase of $120 million, or 5.6%. Excluding the unfavorable impact of foreign currency translation, Organic growth was $172 million, or 8.0%, primarily driven by value realization of 7.6% and volume-related increases of 0.4%. The increase was driven by strong e-commerce and club channel performance primarily in the United States, easing of supply chain constraints, one-time supply replenishment, and sun season pipeline fill. The increase was partially offset by product discontinuation.

Skin Health and Beauty Segment Adjusted Operating Income

The Skin Health and Beauty segment Adjusted operating income decreased by $20 million, or 5.4% to $350 million driven by the impact of higher costs of raw materials, partially offset by value realization as discussed above, favorable product mix, and supply chain efficiencies.

Essential Health Segment

Essential Health Segment Net Sales

The Essential Health segment Net sales were $2.3 billion for both of the fiscal six months ended July 2, 2023 and July 3, 2022, respectively, a decrease of $6 million, or 0.3%. Excluding the unfavorable impact of foreign currency translation, Organic growth was $91 million, or 3.9%, primarily driven by value realization of 10.1%, most notably in Women’s Health, partially offset by volume declines of 6.1%. Overall volume declines were driven primarily by our supply suspension of certain personal care products in Russia since March 2022.

Essential Health Segment Adjusted Operating Income

The Essential Health segment Adjusted operating income decreased by $99 million, or 17.7% to $461 million. The decrease was primarily attributable to impact of higher costs of raw materials, partially offset by value realization as discussed above, favorable product mix, and supply chain efficiencies.

Liquidity and Capital Resources

Prior to April 4, 2023, our working capital requirements and capital expenditures were satisfied as part of the Parent’s corporate-wide cash management and centralized funding programs, and a substantial portion of our cash was transferred to the Parent. Cash and cash equivalents held by the Parent at the corporate level were not specifically identifiable to us.

Effective April 4, 2023, upon completion of the Consumer Health Business Transfer, we no longer participate in the Parent’s corporate-wide cash management and centralized funding programs.

Cash Flows

Summarized cash flow information for the fiscal six months ended July 2, 2023 and July 3, 2022 were as follows:

	Fiscal Six Months Ended		Change
(Dollars in Millions)	July 2, 2023	July 3, 2022	Amount	Percent
Net income	$760	$1,132	$(372)	(32.9)%
Net changes in assets and liabilities	$244	$(451)	$695	*
Net cash flows from operating activities	$1,544	$1,145	$399	34.8%
Net cash flows used in investing activities	$(118)	$(115)	$(3)	2.6%
Net cash flows used in financing activities	$(1,418)	$(885)	$(533)	60.2%

*Calculation not meaningful.

Operating Activities

Net cash flows from operating activities were $1.5 billion and $1.1 billion for the fiscal six months ended July 2, 2023 and July 3, 2022, respectively, an increase of $399 million. The increase was primarily attributable to changes in working capital balances driven by increases in accounts payable and accrued liabilities due to the timing of payments and a decrease in inventories compared to the prior year period due to increased demand and the rebuilding of inventory levels by customers following supply shortages in the prior year.

Investing Activities

Net cash flows used in investing activities were $118 million and $115 million for the fiscal six months ended July 2, 2023 and July 3, 2022, respectively. Cash used in investing activities in both the fiscal six months ended July 2, 2023 and July 3, 2022 was primarily driven by purchases of property, plant, and equipment, partially offset by the proceeds from the sale of assets.

Financing Activities

Net cash flows used in financing activities were $1.4 billion and $885 million for the fiscal six months ended July 2, 2023 and July 3, 2022, respectively. Cash flows from financing activities for the fiscal six months ended July 2, 2023 primarily reflect $13.8 billion in distribution to J&J in connection with the Separation, partially offset by $7.7 billion of net proceeds from Senior Notes (as defined below), $0.7 billion of net proceeds from the issuance of commercial paper under the Commercial Paper Program, and $4.2 billion of proceeds from the sale of common stock in connection with the Kenvue IPO. In addition, we recognized Net transfers to the Parent of $274 million and $892 million for the fiscal six months ended July 2, 2023 and July 3, 2022, respectively. Net transfers to the Parent were driven by cash pooling and general financing activities, indirect corporate cost allocations from the Parent, and taxes deemed to be settled with the Parent. For further details regarding Net transfer to the Parent, see Note 8, “Related Parties,” to our Condensed Consolidated Financial Statements included herein.

Sources of Liquidity

In connection with the Separation, our capital structure and sources of liquidity have changed from our historical capital structure because of our issuances of shares, the Kenvue IPO, and the Debt Financing Transactions. As of April 4, 2023, we no longer participate in the Parent’s corporate-wide cash management and centralized funding programs. Our ability to fund our operating needs will depend on our ability to continue to generate positive cash flow from operations, and on our ability to obtain debt financing on acceptable terms or to issue additional equity or equity-linked securities. Based upon our history of generating positive cash flows, we believe our existing cash and cash generated from operations will be sufficient to service our current obligations for at least the next 12 months. Management believes that our cash balances and funds provided by operating activities, along with expected borrowing capacity and access to capital markets, taken as a whole, provide adequate liquidity to meet all of our current and long-term obligations when due, including third-party debt that we incurred in connection with the Separation, adequate liquidity to fund capital expenditures, and flexibility to meet investment opportunities that may arise. However, we cannot assure you that we will be able to obtain additional debt or equity financing on acceptable terms in the future.

On March 22, 2023, we issued eight series of senior unsecured notes (the “Senior Notes”) in an aggregate principal amount of $7.75 billion in a private placement. The net proceeds to us from the Senior Notes offering was $7.7 billion after deductions of discounts and issuance costs of $75 million. The net proceeds were reflected as Restricted cash on our Condensed Consolidated Balance Sheets prior to their release from escrow on April 5, 2023. Upon release from escrow, these funds were loaned to J&J through the Facility Agreement dated April 5, 2023. For further details on the Facility Agreement, see Note 4. “Borrowings,” to our Condensed Consolidated Financial Statements included herein. The unamortized debt issuance costs related to the Senior Notes as of July 2, 2023 were approximately $72 million. The interest payments are due on March 22 and September 22 of each year, commencing September 22, 2023.

Our Senior Notes are governed by an indenture and supplemental indenture between us and a trustee (collectively, the “indenture”). The indenture contains certain covenants, including limitations on us and certain of our subsidiaries’ ability to incur liens or engage in sale-leaseback transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets. In addition, the indenture contains other customary terms, including certain events of default, upon the occurrence of which, the Senior Notes may be declared immediately due and payable.

On April 5, 2023, we entered into the Facility Agreement, allowing us to lend the proceeds from the issuance of debt (including commercial paper) in an aggregate amount of $8.9 billion to J&J. Interest on loans made from the Facility Agreement was charged at an interest rate equal to the Secured Overnight Financing Rate (“SOFR”) less an adjusted margin of 15 basis points, with a floor of 0% (a weighted average interest rate of 4.7%) to be paid monthly in arrears. We recognized interest income of $33 million in the fiscal three and six months ended July 2, 2023 in relation to the Facility Agreement.

Upon completion of the Kenvue IPO on May 8, 2023, the Facility Agreement was terminated and the balance of the Facility Agreement, and all accrued interest, were repaid by J&J, for a total cash inflow of $9.0 billion. We remitted this cash back to J&J as a part of the distribution to J&J in connection with the Separation.

On March 6, 2023, we entered into a credit agreement providing for a five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $4.0 billion to be made available in U.S. dollars and Euros. As of July 2, 2023, we had no outstanding balances under its Revolving Credit Facility.

On March 3, 2023, we entered into a commercial paper program (the “Commercial Paper Program”). Our Board of Directors has authorized the issuance of up to $4.0 billion in aggregate principal amount of commercial paper under the Commercial Paper Program. Any such issuance will mature within 364 days from date of issue. The Commercial Paper Program contains representations and warranties, covenants and default that are customary for this type of financing. The commercial paper notes issued under the Commercial Paper Program are unsecured notes ranking at least pari passu with all of our other senior unsecured indebtedness. Prior to the Kenvue IPO, we issued $1.25 billion under the Commercial Paper Program which, collectively with the Senior Notes, are referred to as the “Debt Financing Transactions”. In aggregate, inclusive of amounts issued as part of the Debt Financing Transactions, we issued $2.3 billion of commercial paper notes and repaid $1.6 billion, in line with its stated maturities during the fiscal three months ended July 2, 2023. As of July 2, 2023, we had $754 million of outstanding balances under the Commercial Paper Program, net of a related discount of $2 million.

We accrued interest expenses of $118 million and $129 million the fiscal three and six months ended July 2, 2023, respectively and interest income of $65 million and $75 million for the fiscal three and six months ended July 2, 2023, respectively. The net amount was included in Interest expense, net on our Condensed Consolidated Statements of Operations.

As of July 2, 2023, we were in compliance with all financial covenants and no default or event of default has occurred.

On May 8, 2023, in conjunction with the Consumer Health Business Transfer, we distributed $13.8 billion to J&J from the (1) net proceeds received from the sale of the common stock in the Kenvue IPO and (2) net proceeds received from the Debt Financing Transactions as defined in Note 4, “Borrowings” of our Condensed Consolidated Financial Statements included herein, and (3) any cash and cash equivalents in excess of the $1.17 billion in cash and cash equivalents retained by the Company immediately following the Kenvue IPO.

We expect to utilize our cash flows to continue to invest in our brands, digital capabilities, talent and growth strategies, to repay our indebtedness over time, and for general corporate purposes.

Future Cash Requirements

We expect our future cash requirements will relate to working capital, capital expenditures, restructuring and integration, benefit obligations, interest expense and debt service obligations, litigation costs, and the return of capital to shareholders, including through the payment of any dividend. On July 20, 2023, the Board of Directors declared a $0.20 cash dividend for the third quarter of 2023 to shareholders. The third quarter dividend of $0.20 per share on the outstanding common stock will be payable on September 7, 2023 to shareholders of record as of the close of business on August 28, 2023. In addition, we may use cash to enter into business development transactions, such as licensing arrangements or strategic acquisitions.

In addition to our working capital requirements, as of July 2, 2023, we expect our primary cash requirements for 2023 to include capital expenditures. We have made payments of $132 million for property, plant, and equipment for the fiscal six months ended July 2, 2023.

Future Litigation

In the ordinary course of business, we are involved in litigation, claims, government inquiries, investigations, charges, and proceedings. See Note 13, “Commitments and Contingencies,” to our Condensed Consolidated Financial Statements included herein for further details regarding certain matters that are currently pending. Our ability to successfully resolve pending and future litigation may adversely impact our financial condition, results of operations, or cash flows.

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

Inflation Risk

Inflationary pressures have recently increased, and may continue to increase, the costs of raw materials, packaging components, and other inputs for our products. Since 2021 and continuing throughout the fiscal six months ended July 2, 2023, we have experienced, and we continue to experience, higher than expected inflation, including escalating transportation, commodity, and other supply chain costs and disruptions that have affected, and continue to affect, our results of operations. We have partially offset the impact of inflation largely through price increases, in addition to continued supply chain optimization initiatives.

However, if our costs continue to be subject to significant inflationary pressures, we may not be able to offset such higher costs through price increases, which could adversely affect our business, results of operations, or financial condition.

Interest Rate Risk

Our cash equivalents and marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Holding other estimates constant, a hypothetical 1% increase or decrease in interest rates would not have had a material impact on the value of our cash and cash equivalents as of July 2, 2023 and January 1, 2023.

In connection with the Separation, we incurred approximately $9.0 billion of new debt pursuant to the Debt Financing Transactions. This new debt includes $7.75 billion of debt that we incurred in connection with the Senior Notes offering, which we completed on March 22, 2023, and $1.25 billion of commercial paper issued under the Commercial Paper Program. Our interest expense for these borrowings and for any new debt we may incur in the future, including under the Revolving Credit Facility, could be exposed to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including the monetary and tax policies of the United States and other countries, market and economic factors, and other factors beyond our control.

Beginning in October 2022, we entered into forward starting interest rate swap agreements in contemplation of securing long-term financing for the Separation or for other long-term financing purposes in the event the Separation does not occur. In connection with the Senior Notes offering, the interest rate swap contracts were early terminated on a negotiated basis. See Note 12, “Fair Value Measurements,” to our Condensed Consolidated Financial Statements included herein.

During the first quarter of 2023, we settled the forward starting interest rate swaps and received approximately $38 million upon settlement, resulting in a gain in Accumulated other comprehensive loss. The gain in Accumulated other comprehensive loss will be amortized and recorded in Other expense (income), net on our Condensed Consolidated Statements of Operations over the life of the 5-year, 10-year and 30-year bonds.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures. At the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Thibaut Mongon, Chief Executive Officer, and Paul Ruh, Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Mongon and Ruh concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Internal control. During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information called for by this item is incorporated herein by reference to Note 13, “Commitments and Contingencies,” included in Part I, Item 1, Financial Statements (unaudited) — Notes to Condensed Consolidated Financial Statements included herein.

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

On May 3, 2023, in connection with the Kenvue IPO and prior to the effectiveness of Kenvue’s registration statement on Form 8-A, Kenvue issued 1,716,159,990 shares of Kenvue common stock to the Parent for aggregate consideration of $17 million paid by the Parent to Kenvue pursuant to a subscription agreement. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Use of Proceeds

On May 8, 2023, the Company completed the Kenvue IPO resulting in the issuance of 198,734,444 shares of common stock at a price to the public of $22 per share, including 25,921,884 shares of common stock allocated to the underwriters’ 30-day option to purchase additional shares of common stock. The 198,734,444 shares of common stock sold in the Kenvue IPO represent approximately 10.4% of the Company’s outstanding shares, while Johnson & Johnson continues to own approximately 89.6% of the Company’s outstanding shares. The shares sold in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-269115), which was declared effective by the SEC as of May 3, 2023. The aggregate offering price of the common stock registered and sold under the registration statement was approximately $4.4 billion (including the shares issued pursuant to the underwriters’ option to purchase additional shares). Net proceeds from the Kenvue IPO were approximately $4.2 billion, after deducting underwriting discounts and commissions of

$131 million. Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and BofA Securities, Inc. served as joint lead book-running managers and as representatives of the underwriters for the Kenvue IPO. The offering commenced on May 3, 2023 and did not terminate before all of the securities registered under the registration statement were sold.

As contemplated by the IPO Prospectus, on May 8, 2023 the Company distributed to Johnson & Johnson approximately $13.8 billion in connection with the Separation, which includes the net proceeds from the Kenvue IPO.

Item 5. OTHER INFORMATION

During the fiscal quarter ended July 2, 2023, none of the Company's directors or officers (as defined in Rule 16a1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the conditions of the affirmative defense provided by Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1
Amended and Restated Certificate of Incorporation of Kenvue Inc., effective as of May 3, 2023, filed as Exhibit 3.1 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on May 8, 2023, and incorporated herein by reference

3.2
Amended and Restated Bylaws of Kenvue Inc., effective as of May 3, 2023, filed as Exhibit 3.2 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on May 8, 2023, and incorporated herein by reference

10.1
Separation Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on May 8, 2023, and incorporated herein by reference

10.2
Tax Matters Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on May 8, 2023, and incorporated herein by reference

10.3
Employee Matters Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on May 8, 2023, and incorporated herein by reference

10.4
Intellectual Property Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on May 8, 2023, and incorporated herein by reference

10.5
Trademark Phase-Out License Agreement, dated as of April 3, 2023, by and between Johnson & Johnson and Johnson & Johnson Consumer Inc., filed as Exhibit 10.5 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on May 8, 2023, and incorporated herein by reference

10.6
Transition Services Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.6 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on May 8, 2023, and incorporated herein by reference

10.7
Transition Manufacturing Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.7 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on May 8, 2023, and incorporated herein by reference

10.8
Registration Rights Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.8 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on May 8, 2023, and incorporated herein by reference

10.9
Kenvue Inc. Long-Term Incentive Plan, filed as Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-271735) filed by Kenvue Inc. with the SEC on May 8, 2023, and incorporated herein by reference †

10.10
Kenvue Inc. Deferred Fee Plan for Directors, filed as Exhibit 10.11 to the Quarterly Report on Form 10 Q for the quarterly period ended April 2, 2023 filed by Kenvue Inc. with the SEC on June 2, 2023, and incorporated herein by reference †

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

Kenvue Inc.

Date: August 2, 2023	/s/ PAUL RUH
Paul Ruh
Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2023	/s/ HEATHER HOWLETT
Heather Howlett
Chief Accounting Officer (Principal Accounting Officer)