Form 10-Q
period 2023-10-01
Kenvue Inc.
filed 2023-11-03
CIK 1944048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On October 27, 2023, 1,914,995,085 shares of Common Stock, $0.01 par value, were outstanding.

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
•Product reliability, safety, and/or efficacy concerns, whether or not based on scientific or factual evidence, potentially resulting in governmental investigations, regulatory action (including, but not limited to, the shutdown of manufacturing facilities, product relabeling or withdrawal of product from the market), private claims and lawsuits, significant remediation and related costs, safety alerts, product shortages, product recalls, declining sales, reputational damage, and share price impact;
•The potential that the expected benefits and opportunities from any planned or completed acquisition or divestiture may not be realized or may take longer to realize than expected;
•Our ability to establish, maintain, protect, and enforce intellectual property rights, as well as address the threats of counterfeit products, infringement of our intellectual property, and other unauthorized versions of our products;
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
ii

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
•The impact of legal proceedings and the uncertainty of their outcome, whether or not we believe they have merit;
•Changes to applicable laws, regulations, policies, and related interpretations;
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
•Our ability to achieve the expected benefits of the Separation and related transactions;
•The possibility that Johnson & Johnson’s interests or those of certain of our executive officers and directors may conflict with our interests and the interests of our other shareholders;
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

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under the sections entitled “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in our final prospectus filed on August 14, 2023 with the U.S. Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, relating to our Registration Statement on Form S-4. You should understand that it is not possible to predict or identify all such factors and you should not consider the risks described above to be a complete statement of all potential risks and uncertainties. We do not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments, except as required by law.
iii

Part I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
KENVUE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; In Millions Except Per Share Data)

	October 1, 2023	January 1, 2023
Assets
Current assets
Cash and cash equivalents	$1,062	$1,231
Trade receivables, less allowances for credit losses ($27 and $35 as of October 1, 2023 and January 1, 2023, respectively)	2,109	2,122
Inventories	1,885	2,226
Prepaid expenses and other receivables	619	175
Other current assets	219	123
Total current assets	5,894	5,877
Property, plant, and equipment, net	1,872	1,820
Intangible assets, net	9,487	9,853
Goodwill	8,974	9,185
Deferred taxes on income	156	147
Other assets	694	434
Total Assets	$27,077	$27,316
Liabilities and Equity
Current liabilities
Loans and notes payable	513	—
Accounts payable	2,281	1,829
Accrued liabilities	1,288	906
Accrued rebates, returns, and promotions	696	862
Accrued taxes on income	383	329
Total current liabilities	5,161	3,926
Employee related obligations	254	214
Long-term debt	7,685	—
Deferred taxes on income	2,515	2,479
Other liabilities	569	727
Total liabilities	16,184	7,346
Commitments and contingencies (Note 13)
Equity
Preferred stock, $0.01 par value, 750 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 12,500 shares authorized, 1,915 shares issued and outstanding	19	—
Additional paid-in capital	16,131	—
Retained earnings	485	—
Net investment from Johnson & Johnson	—	25,425
Accumulated other comprehensive loss	(5,742)	(5,455)
Total equity	10,893	19,970
Total Liabilities and Equity	$27,077	$27,316

See Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; In Millions Except Per Share Data)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net sales	$3,915	$3,789	$11,778	$11,183
Cost of sales	1,665	1,664	5,178	4,944
Gross profit	2,250	2,125	6,600	6,239
Selling, general, and administrative expenses	1,531	1,376	4,555	4,101
Other operating expense (income), net	9	(14)	(7)	(6)
Operating income	710	763	2,052	2,144
Other expense, net	25	25	65	19
Interest expense, net	100	—	154	—
Income before taxes	585	738	1,833	2,125
Provision for taxes	147	152	496	422
Net income	$438	$586	$1,337	$1,703

Net income per share
Basic	$0.23	$0.34	$0.73	$0.99
Diluted	$0.23	$0.34	$0.73	$0.99
Weighted average common stock
Basic	1,916	1,716	1,823	1,716
Diluted	1,920	1,716	1,827	1,716

See Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in Millions)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net income	$438	$586	$1,337	$1,703
Other comprehensive loss
Foreign currency translation, net of taxes	(249)	(642)	(260)	(1,734)
Employee benefit plans, net of taxes	13	1	19	5
Derivatives and hedges, net of taxes	(4)	11	27	8
Other comprehensive loss	(240)	(630)	(214)	(1,721)
Comprehensive income (loss)	$198	$(44)	$1,123	$(18)

See Notes to Condensed Consolidated Financial Statements

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in Millions)

	Fiscal Three Months Ended October 1, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Net Investment from Johnson & Johnson	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance, July 2, 2023	1,915	$19	$16,184	$430	$—	$(5,502)	$11,131
Net income	—	—	—	438	—	—	438
Other comprehensive loss	—	—	—	—	—	(240)	(240)
Cash dividends on common stock	—	—	—	(383)	—	—	(383)
Stock-based compensation	—	—	2	—	—	—	2
Separation-related adjustments	—	—	(55)	—	—	—	(55)
Balance, October 1, 2023	1,915	$19	$16,131	$485	$—	$(5,742)	$10,893

	Fiscal Three Months Ended October 2, 2022
	Net Investment from Johnson & Johnson	Accumulated Other Comprehensive Loss	Total Equity
Balance, July 3, 2022	$25,143	$(5,574)	$19,569
Net income	586	—	586
Other comprehensive loss	—	(630)	(630)
Net transfers to Johnson & Johnson	(620)	—	(620)
Balance, October 2, 2022	$25,109	$(6,204)	$18,905

	Fiscal Nine Months Ended October 1, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Net Investment from Johnson & Johnson	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance, January 1, 2023	—	$—	$—	$—	$25,425	$(5,455)	$19,970
Net income	—	—	—	868	469	—	1,337
Other comprehensive loss	—	—	—	—	—	(214)	(214)
Cash dividends on common stock	—	—	—	(383)	—		(383)
Net transfers to Johnson & Johnson	—	—	—	—	(308)	—	(308)
Stock-based compensation	—	—	40	—	35	—	75
Distribution to Johnson & Johnson in connection with the Separation	—	—	(13,788)	—	—	—	(13,788)
Issuance of common stock in connection with the Kenvue IPO	1,915	19	4,222	—	—	—	4,241
Reclassification of Net Investment from Johnson & Johnson	—	—	25,712	—	(25,712)	—	—
Separation-related adjustments	—	—	(55)	—	—	—	(55)
Separation from Johnson & Johnson	—	—	—	—	91	(73)	18
Balance, October 1, 2023	1,915	$19	$16,131	$485	$—	$(5,742)	$10,893

	Fiscal Nine Months Ended October 2, 2022
	Net Investment from Johnson & Johnson	Accumulated Other Comprehensive Loss	Total Equity
Balance, January 2, 2022	$24,974	$(4,483)	$20,491
Net income	1,703	—	1,703
Other comprehensive loss	—	(1,721)	(1,721)
Net transfers to Johnson & Johnson	(1,568)	—	(1,568)
Balance, October 2, 2022	$25,109	$(6,204)	$18,905

See Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in Millions)

	Fiscal Nine Months Ended
	October 1, 2023	October 2, 2022
Cash flows from operating activities
Net income	$1,337	$1,703
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	453	478
Stock-based compensation	75	106
Deferred income taxes	(128)	128
Other	(11)	8
Net changes in assets and liabilities
Trade receivables	(97)	(210)
Inventories	275	(535)
Other current and non-current assets	(418)	87
Accounts payable	231	19
Accrued liabilities	724	68
Other liabilities	(223)	29
Net cash flows from operating activities	2,218	1,881
Cash flows used in investing activities
Purchases of property, plant, and equipment	(246)	(216)
Transfer of funds to J&J pursuant to the Facility Agreement	(8,941)	—
Proceeds from J&J upon repayment of the Facility Agreement	8,941	—
Proceeds from sale of assets	14	8
Other investing activities	9	(15)
Net cash flows used in investing activities	(223)	(223)
Cash flows used in financing activities
(Proceeds from) payments of loans and notes payable	(14)	22
Proceeds from Commercial Paper Program, net of issuance cost	497	—
Proceeds from issuance of Senior Notes, net of issuance cost	7,686	—
Proceeds from Kenvue IPO, net	4,241	—
Distribution to J&J in connection with the Separation	(13,788)	—
Dividends paid	(383)	—
Net transfer to J&J	(274)	(1,542)
Other financing activities	(109)	—
Net cash flows used in financing activities	(2,144)	(1,520)
Effect of exchange rate changes on cash and cash equivalents	(20)	(81)
Cash and cash equivalents, beginning of period	1,231	740
Net increase (decrease) in cash and cash equivalents	(169)	57
Cash and cash equivalents, end of period	$1,062	$797

See Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of the Company and Summary of Significant Accounting Policies

Description of the Company and Business Segments

Kenvue Inc. (“Kenvue” or the “Company”) was formed as a wholly owned subsidiary of Johnson & Johnson (“J&J” or the “Former Parent”) and sells a broad range of products used in the baby care, oral care, skin health and beauty, over-the-counter pharmaceutical, sanitary protection, and wound care markets. These products are marketed to the general public through e-commerce, direct-to-consumer channels, and to retail outlets and distributors throughout the world.

The Company is organized into three business segments: Self Care, Skin Health and Beauty, and Essential Health. The Self Care segment includes a broad product range such as cough, cold and allergy, pain care, as well as digestive health, smoking cessation, and other products. The Skin Health and Beauty segment is focused on face and body care, and hair, sun, and other products. The Essential Health segment includes oral care, baby care, as well as women’s health, wound care, and other products.

In November 2021, J&J announced its intention to separate its Consumer Health segment (the “Consumer Health Business”) into a new, publicly traded company (the “Separation”). Prior to the Kenvue IPO (as defined below), the Company was wholly owned by J&J and primarily represented J&J’s Consumer Health Business. The Company also included certain other product lines previously reported in another segment of J&J. On April 4, 2023, in connection with the Separation, J&J completed in all material respects the transfer of the assets and liabilities of the Consumer Health Business to the Company and its subsidiaries (such transfer, the “Consumer Health Business Transfer”), other than the transfer of certain Deferred Local Business (as defined below in “—Variable Interest Entities and Net Economic Benefit Arrangements”).

On May 3, 2023, the registration statement related to the initial public offering of Kenvue’s common stock was declared effective, and on May 4, 2023, Kenvue’s common stock began trading on the New York Stock Exchange under the ticker symbol “KVUE” (the “Kenvue IPO”).

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

On July 24, 2023, J&J initiated an exchange offer (the “Exchange Offer”) under which its shareholders could exchange shares of J&J common stock for shares of Kenvue Inc. common stock owned by J&J. On August 23, 2023, J&J announced the results of the Exchange Offer through which J&J accepted an aggregate of 190,955,435 shares of J&J common stock in exchange for 1,533,830,450 shares of Kenvue common stock, representing approximately 80.1% of Kenvue’s outstanding common stock as of August 23, 2023. As a result, Kenvue became a fully independent company and J&J now owns 9.5% of the outstanding shares of Kenvue common stock following the completion of the Exchange Offer.

Basis of Presentation

Effective April 4, 2023, the Company’s financial statements are presented on a consolidated basis, as J&J completed the Consumer Health Business Transfer on such date. The unaudited financial statements for all periods presented, including the historical results of the Company prior to April 4, 2023, are now referred to as the “Condensed Consolidated Financial Statements”. Prior to April 4, 2023, the Company operated as a segment of J&J and not as a separate entity. The Company’s financial statements prior to April 4, 2023 were prepared on a combined basis and were derived from J&J’s historical consolidated financial statements for interim financial reporting, which do not conform in all respects to the requirements of accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements. The

Condensed Consolidated Balance Sheet as of January 1, 2023 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Accordingly, the accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited combined financial statements and related notes as contained in the Company’s final prospectus (the “Split-Off Prospectus”) filed on August 14, 2023 with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended (the “Securities Act”), relating to the Company’s Registration Statement on Form S-4. The Condensed Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

Prior to the Kenvue IPO, the Company relied on J&J’s corporate and other support functions. Therefore, certain corporate and shared costs were allocated to the Company including the assets, liabilities, revenues, and expenses that J&J’s management determined were specifically or primarily identifiable to the Company, as well as direct and indirect costs that were attributable to the operations of the Company. Indirect costs are the costs of support functions that were provided on a centralized or geographic basis by J&J and its affiliates, which included, but were not limited to, facilities, insurance, logistics, quality, compliance, finance, human resources, benefits administration, procurement support, information technology, legal, corporate strategy, corporate governance, other professional services, and general commercial support functions.

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

The Company and J&J incurred certain non-recurring Separation-related costs in the establishment of Kenvue as a standalone public company. Costs incurred by the Company and those costs incurred by J&J determined to be for the benefit of the Company are included in the Condensed Consolidated Financial Statements. These non-recurring Separation-related costs were $133 million and $50 million for the fiscal three months ended October 1, 2023 and October 2, 2022, respectively, and $333 million and $109 million for the fiscal nine months ended October 1, 2023 and October 2, 2022, respectively. The non-recurring Separation-related costs are included within Selling, general, and administrative expenses.

The Condensed Consolidated Financial Statements include the accounts of the Company and entities consolidated under the variable interest and voting models. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Estimates are used when accounting for sales discounts, trade promotions, rebates, allowances and incentives, product liabilities, income taxes and related valuation allowance, withholding taxes, depreciation, amortization, employee benefits, contingencies, allocations of cost and expenses from J&J and its affiliates, and intangible asset and liability valuations. Actual results may or may not differ from those estimates.

Debt Discounts and Premiums, Issuance Costs, and Deferred Financing Costs

Debt issuance costs and discounts are presented as a reduction of Long-term debt and are amortized as a component within Interest expense, net on the Company’s Condensed Consolidated Statements of Operations over the term on the related debt using the effective interest method.

Research and Development

Research and development expenses are expensed as incurred and included within Selling, general, and administrative expenses. Research and development costs were $78 million and $90 million for the fiscal three months ended October 1, 2023 and October 2, 2022, respectively, and $266 million and $272 million for the fiscal nine months ended October 1, 2023 and October 2, 2022, respectively.

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

Lease Assets and Liabilities

Right of Use assets (“ROU assets”) and lease liabilities associated with the Company's operating leases are included in the Condensed Consolidated Balance Sheets as of October 1, 2023 and January 1, 2023 as follows:

(Dollars in Millions)	October 1, 2023(1)	January 1, 2023
ROU assets included in:
Other non-current assets	$149	$110
Lease liabilities included in:
Accrued and other current liabilities	46	35
Other non-current liabilities	106	81
Total lease liabilities	$152	$116

(1) Includes related party leases of $52 million of ROU assets, $11 million of current lease liabilities, and $41 million of non-current lease liabilities.

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

In connection with the Kenvue IPO, J&J and Kenvue entered into a separation agreement (the “Separation Agreement”) on May 3, 2023. Under the Separation Agreement, transfer of certain assets and liabilities of the Consumer Health Business in certain jurisdictions (each, a “Deferred Local Business”) was not completed prior to the Kenvue IPO and was deferred due to certain precedent conditions, which include ensuring compliance with applicable law and obtaining necessary governmental approvals and other consents, and for other business reasons. At Kenvue IPO and until the Deferred Local Business transfers to the Company, J&J (1) holds and operates the Deferred Local Businesses on behalf of and for the benefit of the Company, and (2) will use reasonable best efforts to treat and operate, insofar as reasonably practicable and to the extent permitted by applicable law, each such Deferred Local Business in the ordinary course of business in all material respects consistent with past practice. The benefits and costs related to these Deferred Local Businesses will be assumed by the Company (see below “—Net Economic Benefit Arrangements”). In addition, the Company and J&J will use reasonable best efforts to take all actions to transfer each Deferred Local Business as promptly as reasonably practicable. When the precedent conditions are met, the Deferred Local Businesses will be transferred to the Company as per the terms of the arrangement with J&J.

The Company determined that certain Deferred Local Businesses that are legal entities (“Deferred Legal Entities”) are VIEs for which Kenvue is the primary beneficiary, since Kenvue has the power to direct the activities that most significantly impact such Deferred Legal Entities’ economic performance as well as to obtain all of the economic benefits and losses of such entities.

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

In the fiscal three months ended October 1, 2023, J&J transferred the equity interests in the majority of the Deferred Legal Entities to the Company that previously had been consolidated as VIEs in the Company’s Condensed Consolidated Financial Statements.

Net Economic Benefit Arrangements

With respect to certain Deferred Local Businesses that are legal entities, as described above, and the Deferred Local Businesses that are not legal entities (“Deferred Markets”), the Company and J&J entered into net economic benefit arrangements effective on April 4, 2023, pursuant to which, among other things, J&J will transfer to the Company the net profits from the operations of each of the Deferred Markets (or, in the event the operations of any such Deferred Markets result in net losses to J&J, the Company will reimburse J&J for the amount of such net losses).

The Company recognized a net payable to J&J of $23 million in relation to the net economic benefit arrangements as of October 1, 2023 in the Company’s Condensed Consolidated Balance Sheet. The Company recognized $15 million and $31 million of net income in relation to the net economic benefit arrangements for the fiscal three and nine months ended October 1, 2023, respectively, in the Company’s Condensed Consolidated Statements of Operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation. For additional information on the realignment of certain allocations in segment financial results, see Note 14, “Segments of Business”.

Change in Accounting Principle

Global Intangible Low-Taxed Income (“GILTI”) Accounting Method Change

Effective as of the three and nine months ended October 1, 2023, the Company changed the accounting principle for GILTI from the deferred approach to the period cost approach. In 2018, the Financial Accounting Standards Board provided companies with an accounting policy choice in determining whether to measure the deferred tax effects of GILTI or to treat GILTI as a period cost. The Company’s Former Parent, Johnson & Johnson, elected to account for the deferred effects of GILTI in 2018. However, as a standalone company that operates in a different industry with different peers than J&J, treating GILTI as a period cost is the prevailing accounting policy that the Company’s peers have elected. Therefore, management believes that the change in accounting is preferable as it does not believe that the impact of deferred taxes on GILTI provides a meaningful measure of future GILTI tax costs.

The effects of the change in accounting principle to the Company's Condensed Consolidated Financial Statements were as follows:

	October 1, 2023			January 1, 2023
	Prior to Change	Effect of Change	As Reported	Prior to Change	Effect of Change	As Adjusted
Condensed Consolidated Balance Sheets:
Assets
Deferred taxes on income	$156	$—	$156	$147	$—	$147
Liabilities
Accrued taxes on income	$383	$—	$383	$329	$—	$329
Deferred taxes on income	$2,589	$(74)	$2,515	$2,428	$51	$2,479
Equity
Additional paid-in capital	$16,052	$79	$16,131	$—	$—	$—
Retained Earnings	$497	$(12)	$485	$—	$—	$—
Net investment from Johnson & Johnson	$—	$—	$—	$25,474	$(49)	$25,425
Accumulated other comprehensive loss	$(5,749)	$7	$(5,742)	$(5,453)	$(2)	$(5,455)

	Fiscal Three Months Ended
	October 1, 2023			October 2, 2022
	Prior to Change	Effect of Change	As Reported	Prior to Change	Effect of Change	As Adjusted
Condensed Consolidated Statements of Operations:
Income before taxes	$585	$—	$585	$738	$—	$738
Provision for income taxes	135	12	147	153	(1)	152
Net income	$450	$(12)	$438	$585	$1	$586

Basic net income per share	$0.23	$—	$0.23	$0.34	$—	$0.34
Diluted net income per share	$0.23	$—	$0.23	$0.34	$—	$0.34

	Fiscal Nine Months Ended
	October 1, 2023			October 2, 2022
	Prior to Change	Effect of Change	As Reported	Prior to Change	Effect of Change	As Adjusted
Condensed Consolidated Statements of Operations:
Income before taxes	$1,833	$—	$1,833	$2,125	$—	$2,125
Provision for income taxes	623	(127)	496	408	14	422
Net income	$1,210	$127	$1,337	$1,717	$(14)	$1,703

Basic net income per share	$0.66	$0.07	$0.73	$1.00	$(0.01)	$0.99
Diluted net income per share	$0.66	$0.07	$0.73	$1.00	$(0.01)	$0.99

	Fiscal Three Months Ended
	October 1, 2023			October 2, 2022
	Prior to Change	Effect of Change	As Reported	Prior to Change	Effect of Change	As Adjusted
Condensed Consolidated Statements of Comprehensive Income (Loss):
Other comprehensive income (loss)	$(242)	$2	$(240)	$(639)	$9	$(630)

	Fiscal Nine Months Ended
	October 1, 2023			October 2, 2022
	Prior to Change	Effect of Change	As Reported	Prior to Change	Effect of Change	As Adjusted
Condensed Consolidated Statements of Comprehensive Income (Loss):
Other comprehensive income (loss)	$(224)	$10	$(214)	$(1,753)	$32	$(1,721)

	Fiscal Three Months Ended
	October 1, 2023			October 2, 2022
	Prior to Change	Effect of Change	As Reported	Prior to Change	Effect of Change	As Adjusted
Condensed Consolidated Statements of Equity:
Cumulative effect adjustment to beginning balance	$11,040	$91	$11,131	$19,601	$(32)	$19,569
Net income	$450	$(12)	$438	$585	$1	$586
Other comprehensive loss	$(242)	$2	$(240)	$(639)	$9	$(630)
Separation-related adjustments	$(48)	$(7)	$(55)	$—	$—	$—
Ending balance	$10,819	$74	$10,893	$18,927	$(22)	$18,905

	Fiscal Nine Months Ended
	October 1, 2023			October 2, 2022
	Prior to Change	Effect of Change	As Reported	Prior to Change	Effect of Change	As Adjusted
Condensed Consolidated Statements of Equity:
Cumulative effect adjustment to beginning balance	$20,021	$(51)	$19,970	$20,399	$92	$20,491
Net income	$1,210	$127	$1,337	$1,717	$(14)	$1,703
Other comprehensive loss	$(224)	$10	$(214)	$(1,753)	$32	$(1,721)
Net transfers to Johnson & Johnson	$(308)	$—	$(308)	$(1,436)	$(132)	$(1,568)
Reclassification of Net Investment from Johnson & Johnson (Additional paid-in capital)	$25,626	$86	$25,712	$—	$—	$—
Reclassification of Net Investment from Johnson & Johnson (Net Investment from Parent)	$(25,626)	$(86)	$(25,712)	$—	$—	$—
Separation-related adjustments	$(48)	$(7)	$(55)	$—	$—	$—
Separation from Johnson & Johnson	$23	$(5)	$18	$—	$—	$—
Ending balance	$10,819	$74	$10,893	$18,927	$(22)	$18,905

	Fiscal Nine Months Ended
	October 1, 2023			October 2, 2022
	Prior to Change	Effect of Change	As Reported	Prior to Change	Effect of Change	As Adjusted
Condensed Consolidated Statements of Cash Flows:
Net income	$1,210	$127	$1,337	$1,717	$(14)	$1,703
Deferred income taxes	$(1)	$(127)	$(128)	$114	$14	$128

Recently Adopted Accounting Standards

Accounting Standards Update 2022-04: Liabilities-Supplier Finance Programs (Topic 405-50) – Disclosure of Supplier Finance Program Obligations

The Company adopted the standard as of the beginning of fiscal year 2023, which requires that a buyer in a supplier finance program disclose additional information about the program for financial statement users.

The Company has facilitated a voluntary supply chain financing program to provide some of its suppliers with the opportunity to sell receivables due from the Company (the Company’s accounts payables) to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The Company is not a party to the arrangements between the suppliers and the third-party financial institutions. The Company’s obligations to its suppliers, including amounts due, and scheduled payment dates (which have general payment terms of 90 days), are not affected by a participating supplier’s decision to participate in the program. Prior to the establishment of the Company’s supplier financing program in the second quarter of 2023, the Company participated in J&J’s supplier financing program. The terms of the Company’s supplier financing program are substantially the same as J&J’s program.

As of October 1, 2023 and January 1, 2023, the Company’s accounts payable balances included $194 million and $293 million, respectively, related to invoices from suppliers participating in the supplier finance program.

Recently Issued Accounting Standards Not Yet Adopted

There were no new accounting standards issued during the fiscal nine months ended October 1, 2023 that are expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

2. Inventories

As of October 1, 2023 and January 1, 2023, inventories were comprised of:

(Dollars in Millions)	October 1, 2023	January 1, 2023
Raw materials and supplies	$325	$351
Goods in process	103	123
Finished goods	1,457	1,752
Total inventories	$1,885	$2,226

3. Intangible Assets and Goodwill

As of October 1, 2023 and January 1, 2023, the gross and net amounts of intangible assets were:

	October 1, 2023			January 1, 2023
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Patents and trademarks	$4,258	$(1,588)	$2,670	$4,400	$(1,485)	$2,915
Customer relationships	2,072	(1,093)	979	2,127	(1,063)	1,064
Other intangibles	1,359	(683)	676	1,343	(650)	693
Total definite-lived intangible assets	$7,689	$(3,364)	$4,325	$7,870	$(3,198)	$4,672
Indefinite-lived intangible assets:
Trademarks	$5,102	$—	$5,102	$5,122	$—	$5,122
Other	60	—	60	59	—	59
Total intangible assets, net	$12,851	$(3,364)	$9,487	$13,051	$(3,198)	$9,853

The weighted average amortization period for patents and trademarks is 19 years. The weighted average amortization period for customer relationships is 31 years and is driven by large established distributors in various regional markets. These customers have been operating in these markets for many years and are expected to continue to operate in these markets for the foreseeable future. The weighted average amortization period for other intangible assets is 34 years. A majority of the other intangible assets relates to the acquisition of Pfizer Consumer Health in 2006. Carrying amount changes for the fiscal three and nine months ended October 1, 2023 and October 2, 2022 were driven by currency translations. The Company recognized an intangible impairment of $0 million and $12 million related to certain definite-lived trademarks deemed as irrecoverable in Other operating expense (income), net for the fiscal three and nine months ended October 2, 2022, respectively.

Amortization expense, which was included in Cost of Sales, for the Company’s amortizable assets was as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Trademarks	$48	$44	$142	$142
Customer relationships and Other intangibles	34	39	100	123
Total Amortization expense	$82	$83	$242	$265

The estimated amortization expense before tax for the remainder of 2023 and the five succeeding years is approximately:

(Dollars in Millions)
Remainder of 2023	2024	2025	2026	2027	2028
$79	$306	$279	$273	$274	$270

Goodwill by reportable segment was as follows:

(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total
Goodwill at January 1, 2023	$5,194	$2,365	$1,626	$9,185
Currency translation/other	(86)	(119)	(6)	(211)
Goodwill at October 1, 2023	$5,108	$2,246	$1,620	$8,974

The majority of the Goodwill balance relates to the acquisition of Pfizer Consumer Health in 2006.

4. Borrowings

The components of the Company’s debt as of October 1, 2023 and January 1, 2023 were as follows:

(Dollars in Millions)	October 1, 2023	January 1, 2023
Senior Notes
5.50% Senior Notes due 2025	$750	$—
5.35% Senior Notes due 2026	750	—
5.05% Senior Notes due 2028	1,000	—
5.00% Senior Notes due 2030	1,000	—
4.90% Senior Notes due 2033	1,250	—
5.10% Senior Notes due 2043	750	—
5.05% Senior Notes due 2053	1,500	—
5.20% Senior Notes due 2063	750	—
Other	8	—
Discounts and debt issuance costs	(73)	—
Total long-term debt	$7,685	$—
Commercial paper	515	—
Discounts and debt issuance costs	(2)	—
Total loans and notes payable	513	—
Total debt	$8,198	$—

Senior Notes

On March 22, 2023, the Company issued eight series of senior unsecured notes (the “Senior Notes”) in an aggregate principal amount of $7.75 billion in a private placement. The net proceeds to the Company from the Senior Notes were approximately $7.7 billion after deductions of discounts and issuance costs of $77 million. Upon release from escrow, these funds were loaned to J&J through a facility agreement (the “Facility Agreement”) dated April 5, 2023. See “—Facility Agreement” below for additional details.

In connection with the issuance of the Senior Notes, the Company entered into a registration rights agreement with the initial purchasers, pursuant to which the Company was obligated to use commercially reasonable efforts to file with the SEC and cause to become effective a registration statement with respect to an offer to exchange each series of Senior Notes for registered notes with terms that are substantially identical in all material respects to the notes of such series. On October 19, 2023 the Company completed an exchange offer of its outstanding unregistered Senior Notes (“the Original Senior Notes”) for new notes registered pursuant to the Securities Act (the “Exchange Senior Notes”). The terms of each series of the Exchange Senior Notes are substantially identical to the terms of the applicable series of Original Senior Notes, except the Exchange Senior Notes are registered under the Securities Act, and certain transfer restrictions, registration rights and provisions relating to additional interest relating to the Company’s registrations do not apply to the Exchange Senior Notes. As a result of this exchange we incurred immaterial filing and legal fees during the fiscal three months ended October 1, 2023, which we have capitalized as debt issuance costs.

The unamortized debt issuance costs related to the Senior Notes at October 1, 2023 were approximately $73 million. Amortization of debt issuance costs related to the Senior Notes for the fiscal three and nine months ended October 1, 2023 were $1 million and $4 million, respectively. The weighted average effective interest rate of the Company’s long-term debt as of October 1, 2023 was 5.1%.

The interest payments are due on March 22 and September 22 of each year and commenced on September 22, 2023.

The Senior Notes were initially fully and unconditionally guaranteed on a senior unsecured basis by J&J. Such guarantees of the Senior Notes were automatically and unconditionally terminated upon the completion of the Consumer Health Business Transfer and the Kenvue IPO. The Company may redeem any series of the Senior Notes at its option, in whole or in part, at any time and from time to time by paying a “make whole” premium, plus accrued and unpaid interest to, but excluding, the applicable redemption date. On and after the applicable par call date (between zero and six months prior to maturity, based on the series), the Company may redeem any series of the Senior Notes in whole or in part, at a redemption price equal to 100% of the principal amount of the notes of such series being redeemed plus accrued and unpaid interest thereon to, but excluding, the applicable redemption date.

The Company’s Senior Notes are governed by an indenture and supplemental indenture between the Company and a trustee (collectively, the “indenture”). The indenture contains certain covenants, including limitations on the Company and certain of its subsidiaries’ ability to incur liens or engage in certain sale leaseback transactions. The indenture also contains restrictions on the Company’s ability to consolidate, merge, or sell substantially all of its assets. In addition, the indenture contains other customary terms, including certain events of default, upon the occurrence of which, the Senior Notes may be declared immediately due and payable.

Facility Agreement

On April 5, 2023, the Company and J&J entered into the Facility Agreement, allowing the Company to lend the proceeds from the issuance of debt (including commercial paper) in an aggregate amount of $8.9 billion to J&J. Interest on loans made from the Facility Agreement was charged at an interest rate equal to the Secured Overnight Financing Rate (“SOFR”) less an adjusted margin of 15 basis points, with a floor of 0% (a weighted average interest rate of 4.7%) to be paid monthly in arrears. The Company recognized interest income of $33 million for the fiscal nine months ended October 1, 2023 in relation to the Facility Agreement.

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

Revolving Credit Facility

On March 6, 2023, the Company entered into a credit agreement providing for a five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $4.0 billion to be made available in U.S. dollars and Euros. Interest is payable on the loans under the Revolving Credit Facility at (1) in the case of borrowings denominated in U.S. dollars, adjusted Term Secured Overnight Financing Rate (“Term SOFR”) (or, at the Company’s option, the adjusted base rate), (2) in the case of borrowings denominated in Euros, adjusted Euro Interbank Offered Rate (“EURIBOR”) and (3) in the case of swingline borrowings, the daily simple Euro Short-Term Rate, plus, in each case, a margin determined pursuant to a pricing grid based on the Company’s credit ratings. The Revolving Credit Facility fees and letter of credit fees are determined based upon the same grid. Interest payments are due (1) in the case of Term SOFR or EURIBOR borrowings, on the last day of each interest period applicable to the borrowing (or, in the case of any borrowing with an interest period of more than three months’ duration, every three months), (2) in the case of an adjusted base rate borrowing, on the last day of each March, June, September, and December and (3) in the case of swingline borrowings, on the fifth business day after the borrowing. In connection with entering the Revolving Credit Facility, the Company paid an immaterial amount of debt issuance costs. These costs related to securing the Revolving Credit Facility are presented within Prepaid expenses and other receivables on the Condensed Consolidated Balance Sheets.

The Revolving Credit Facility contains representations and warranties, covenants and events of default that are customary for this type of financing, including covenants restricting the incurrence of liens and the entry into certain merger transactions.

J&J initially unconditionally guaranteed all of the obligations of the borrowers under the Revolving Credit Facility on an unsecured basis. Such guarantees of the Revolving Credit Facility were automatically terminated upon the completion of the Consumer Health Business Transfer and the Kenvue IPO. Kenvue unconditionally guarantees all of the obligations of the borrowers (other than itself) under the Revolving Credit Facility on an unsecured basis.

As of October 1, 2023, the Company had no outstanding balances under its Revolving Credit Facility.

Commercial Paper Program

On March 3, 2023, the Company entered into a commercial paper program (the “Commercial Paper Program”). The Company’s Board of Directors has authorized the issuance of up to $4.0 billion in an aggregate principal amount of commercial paper under the Commercial Paper Program. Any such issuance will mature within 364 days from date of issue. The Commercial Paper Program contains representations and warranties, covenants and default that are customary for this type of financing. The commercial paper notes issued under the Commercial Paper Program are unsecured notes ranking at least pari passu with all of the Company’s other senior unsecured indebtedness.

Prior to the Kenvue IPO, the Company issued $1.25 billion under its Commercial Paper Program which, collectively with the Senior Notes, are referred to as the “Debt Financing Transactions”. Inclusive of amounts issued as a part of the Debt Financing Transactions, the Company issued $3.8 billion of commercial paper notes and repaid $3.3 billion in connection with its stated maturities during the fiscal nine months ended October 1, 2023. As of October 1, 2023, the Company had $513 million of outstanding balances under its Commercial Paper Program, net of a related discount of $2 million.

Interest expense incurred as a result of the Commercial Paper Program for both of the fiscal three and nine months ended October 1, 2023 were $7 million and $16 million, respectively. The weighted average effective interest rate of the Company’s commercial paper as of October 1, 2023 was 5.2% and the weighted average maturities as of October 1, 2023 were less than 90 days.

Interest Expense, Net

The amount included in Interest expense, net on the Company’s Condensed Consolidated Statements of Operations consists of the following:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Interest expense	$115	$—	$244	$—
Interest income(1)	(15)	—	(90)	—
Interest expense, net	$100	$—	$154	$—

(1) Includes interest income of $33 million for the fiscal nine months ended October 1, 2023 recognized in relation to the Facility Agreement.

Scheduled Maturities of Long-Term Debt

The schedule of principal payments required on the Company’s long-term debt for the next five years, including 2023 and thereafter, is as follows:

(Dollars in Millions)
Remainder of 2023	2024	2025	2026	2027	Thereafter
$—	$—	$750	$750	$—	$6,250

Fair Value of Debt

The Company’s debt was recorded at the carrying amount. The estimated fair value of the Company’s Senior Notes was $7.4 billion as of October 1, 2023. Fair value was estimated using market prices using quoted prices in active markets which would be considered Level 2 in the fair value hierarchy. The carrying value of the commercial paper notes approximated the fair value as of October 1, 2023 due to the nature and short term duration of the instrument.

Compliance with Covenants

As of October 1, 2023, the Company was in compliance with all financial and non-financial covenants and no default or event of default has occurred.

5. Pensions

Single Employer Plans

Net periodic benefit costs for the Company’s defined benefit retirement plans sponsored by the Company for the fiscal three and nine months ended October 1, 2023 and October 2, 2022, included the following components:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Service cost	$6	$—	$16	$4
Interest cost	8	—	18	2
Amortization of (gain) loss	(1)	1	(1)	3
Special events	8	—	8	—
Expected return on plan assets	(8)	—	(18)	—
Net periodic benefit cost	$13	$1	$23	$9

The service cost component of net periodic benefit cost is presented in the same line items on the Company’s Condensed Consolidated Statements of Operations where other employee compensation costs are reported, including Cost of sales and Selling, general, and administrative expenses. All other components of net periodic benefit costs are presented as part of Other expense, net on the Company’s Condensed Consolidated Statements of Operations. During the fiscal three months ended October 1, 2023, the Company converted a defined benefit plan to a defined contribution plan, which resulted in a settlement loss of $10 million, partially offset by a curtailment gain of $2 million. The net balance is disclosed in “Special events” within Net periodic benefit cost.

Separated Plans

J&J has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. J&J also provides medical benefits, principally to its U.S. retirees and their dependents through its other postretirement benefit plans. Prior to the Separation, the Company’s employees participated in J&J’s defined benefit pension plans, which were accounted for as multiemployer plans, and assets and liabilities associated with these plans were not reflected in the Company's Condensed Consolidated Balance Sheets. As of October 1, 2023, the Company no longer has any multiemployer plans as they have all converted to a multiple employer pension plan or a single-employer plan. The Condensed Consolidated Statements of Operations include expense allocations for these benefits, which were determined using a proportional allocation method. Total benefit plan expense allocated to the Company amounted to $0 million and $11 million for the fiscal three months ended October 1, 2023 and October 2, 2022, respectively, and $17 million and $38 million for the fiscal nine months ended October 1, 2023 and October 2, 2022, respectively.

In connection with the completion of the Separation, J&J transferred certain pension plans to the Company during the fiscal nine months ended October 1, 2023, resulting in the transfer of net pension assets of $162 million and net pension liabilities of $21 million inclusive of transfers to multiple employer pension plans.

6. Accumulated Other Comprehensive Loss

Components of other comprehensive loss consisted of the following:

(Dollars in Millions)	Foreign Currency Translation(1)	Employee Benefit Plans(2)	Gain (Loss) On Cash Flow Hedges(3)	Total Accumulated Other Comprehensive Loss
July 2, 2023	$(5,487)	$(55)	$40	$(5,502)
Net change	(249)	13	(4)	(240)
October 1, 2023	$(5,736)	$(42)	$36	$(5,742)

July 3, 2022	$(5,523)	$(47)	$(4)	$(5,574)
Net change	(642)	1	11	(630)
October 2, 2022	$(6,165)	$(46)	$7	$(6,204)

(1) Foreign currency translation adjustments for the fiscal three months ended October 1, 2023 and October 2, 2022 were net of benefit from taxes of $9 million and $88 million, respectively. Income taxes on foreign currency translation relate to tax impact on prior earnings that are not permanently reinvested and will be repatriated in the future.
(2) Employee benefit plans for the fiscal three months ended October 1, 2023 and October 2, 2022 were net of provision (benefit) from taxes of $1 million and $2 million, respectively.
(3) Gain on derivatives and hedges for the fiscal three months ended October 1, 2023 and October 2, 2022 were net of benefit from taxes of $2 million and $0 million, respectively.

(Dollars in Millions)	Foreign Currency Translation(1)	Employee Benefit Plans(2)	Gain (Loss) On Cash Flow Hedges(3)	Total Accumulated Other Comprehensive Loss
January 1, 2023	$(5,476)	$12	$9	$(5,455)
Net change	(260)	(54)	27	(287)
October 1, 2023	$(5,736)	$(42)	$36	$(5,742)

January 2, 2022	$(4,431)	$(51)	$(1)	$(4,483)
Net change	(1,734)	5	8	(1,721)
October 2, 2022	$(6,165)	$(46)	$7	$(6,204)

(1) Foreign currency translation adjustments for the fiscal nine months ended October 1, 2023 and October 2, 2022 were net of benefit from taxes of $24 million and $188 million, respectively. Income taxes on foreign currency translation relate to tax impact on prior earnings that are not permanently reinvested and will be repatriated in the future.
(2) Employee benefit plans for the fiscal nine months ended October 1, 2023 and October 2, 2022 were net of benefit from taxes of $16 million and $3 million, respectively. Net change for the fiscal nine months ended October 1, 2023 includes Separation adjustments of $73 million in connection with transfers of certain pensions plans by J&J to the Company.
(3) Gain on derivatives and hedges for the fiscal nine months ended October 1, 2023 and October 2, 2022 were net of provision for taxes of $7 million and $0 million, respectively.

Amounts in Accumulated other comprehensive loss are presented net of the related tax impact. Foreign currency translation is not adjusted for income taxes where it relates to permanent investments in international operations. For additional details on comprehensive income, see the Condensed Consolidated Statements of Comprehensive Income (Loss).

7. Stock-Based Compensation

J&J’s 2012 Long-Term Incentive Plan (the “J&J 2012 Plan”) expired on April 26, 2022. Prior to that expiration, on March 7, 2022, J&J’s Board of Directors approved the 2022 Long-Term Incentive Plan (the “J&J 2022 Plan”, together with the J&J 2012 Plan, the “J&J Plans”). The J&J Plans provide the grant of non-qualified stock options, incentive stock options, stock appreciation rights, Restricted Stock Units (“RSUs”), performance shares, Performance Stock Units (“PSUs”), other stock-based awards, and cash awards to employees and directors including the Company’s personnel. Stock-based compensation granted pursuant to the J&J Plans were based on J&J’s common stock. The J&J 2022 Plan became effective in April 2022. As such, all options and restricted shares granted subsequent to that date and prior to the completion of the Exchange Offer were issued under the J&J 2022 Plan.

In March 2023, the Company’s Board of Directors approved the 2023 Long-Term Incentive Plan (the “Kenvue 2023 Plan”) providing for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, RSUs, performance shares, PSUs, other stock-based awards, and cash awards to eligible employees, non-employee directors, independent contractors, and consultants of the Company and its subsidiaries and affiliated entities. Stock-based compensation granted pursuant to the Kenvue 2023 Plan is based on the Company’s common stock. The Kenvue 2023 Plan was approved by J&J, as sole stockholder of the Company, prior to the Kenvue IPO and became effective in May 2023. The maximum aggregate number of shares of Common Stock that may be issued under the Plan is 188,897,256.

During the fiscal three months ended October 1, 2023, awards were first issued pursuant to the Kenvue 2023 Plan related to the conversion of J&J awards.

On August 25, 2023, the Company’s Compensation & Human Capital Committee approved equity grants to individuals employed by Kenvue as of October 2, 2023 (the “Founder Grants”). On October 2, 2023, the Founder Grants were awarded to Kenvue employees in the form of stock options and PSUs to executive officers and either stock options and PSUs or PSUs to non-executive individuals. The Company expects to recognize approximately $81 million in stock-based compensation expense related to the Founder Grants, which will be amortized over the requisite service period of the awards, which ranges from one to three years.

Conversion of J&J Awards

On August 23, 2023, J&J equity awards held by Kenvue employees were accounted for as if they were forfeited by J&J and generally replaced by Kenvue equity awards under the Kenvue 2023 Plan with terms consistent with the those applicable to the J&J awards, subject to adjustments to the number of awards and option exercise prices to preserve the award’s value, except for certain performance-based awards that were replaced with Kenvue RSU awards. The awards were converted using the conversion ratio that was determined in accordance with the Employee Matters Agreement (as defined within Note 8, “Related Parties”). This change in the awards was considered to be a modification for accounting purposes. As part of the deemed forfeiture of the J&J awards, the J&J performance criteria applicable to any outstanding performance-based awards was deemed satisfied at the target level, unless two years have been completed in the performance period, in which case performance was deemed satisfied at the level of actual performance for such years. All other vesting terms and conditions were not affected by the conversion. The terms of the Kenvue awards are as follows:

RSUs

On August 23, 2023, the Company was deemed to have issued 12.5 million RSUs with a modification incremental cost of $268 million. These awards have vesting dates extending through August 2026. These RSUs provide for accelerated vesting in certain change in control scenarios.

The incremental cost of each RSU replaced is estimated based on the fair value of the Company’s shares at the deemed modification date, adjusted to reflect that the RSUs do not participate in dividends through the vesting date (using a dividend rate assumption consistent with the assumption disclosed within the table below). Compensation costs related to these awards are recognized within the Condensed Consolidated Statements of Operations over the vesting period, and are non-cash activities within the Condensed Consolidated Statements of Cash Flows.

Stock Options

On August 23, 2023, the Company was deemed to have issued 57 million of non-qualified stock options and incentive stock options with a modification date incremental cost of $191 million. These stock option awards were deemed granted with an exercise price equal to the original exercise price provided within the original J&J awards, as modified by the conversion ratio described above and will all be vested by January 2027. These stock options provide for accelerated vesting in certain change in control scenarios. Compensation costs related to these awards are recognized within the Condensed Consolidated Statements of Operations over the vesting period, and are non-cash activities within the Condensed Consolidated Statements of Cash Flows.

The fair value of each stock option award is estimated using the Black-Scholes option valuation model that uses the assumptions noted in the following table, and carry a weighted average exercise price of approximately $20.62.

Assumption	August 2023 Converted Stock Options
Expected Volatility	16.2% - 21.4%
Expected Dividends	3.2%
Risk-Free Rate	4.2% - 5.4%
Expected Term	0.5 years - 6.5 years

Expected volatilities are based on the historical volatility of a selected group of the Company’s peers, and other factors. Kenvue uses historical data to estimate stock option exercises and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of stock options granted is consistent with the historical experiences of J&J for similar awards to the Kenvue population. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

As noted above, the conversion of J&J awards to Kenvue awards was accounted for as a modification. As a result, the J&J awards were deemed to be canceled and replaced by Kenvue awards, resulting in incremental stock-based compensation expense of $25 million recognized in the fiscal three months ended October 1, 2023 in relation to J&J denominated stock options which had vested. With respect to the deemed cancellation of J&J stock options, PSUs, and RSUs that had not yet vested, the Company reversed $148 million of previously recognized stock-based compensation costs. From August 23, 2023 through the end of the fiscal three months ended October 1, 2023, the Company recognized $110 million of compensation costs attributable to the RSUs and stock options described above. In total, the Company recognized incremental stock-based compensation expense of $135 million in the fiscal three months ended October 1, 2023, of which, $123 million related to employee services provided prior to the Separation.

In total, the Company recognized $2 million of stock-based compensation expense in the fiscal three months ended October 1, 2023, as compared to $30 million in the fiscal three months ended October 2, 2022. For the fiscal nine months ended October 1, 2023, the Company recognized $75 million of stock-based compensation, as compared with $106 million fiscal nine months ended October 2, 2022.

The components and classification of stock-based compensation expense directly attributable to those employees specifically identified as employees of the Company and allocations from J&J for the fiscal three and nine months ended October 1, 2023 and October 2, 2022, were as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Cost of sales	$2	$6	$18	$24
Selling, general, and administrative expenses	—	24	57	82
Stock-based compensation expense	$2	$30	$75	$106

Stock-based compensation expense includes $6 million for the fiscal three months ended October 2, 2022 and $2 million and $24 million for the fiscal nine months ended October 1, 2023 and October 2, 2022, respectively, of allocated charges from J&J, based on percentage attribution related to J&J employees providing services to the Company. As a result of the Company’s Separation from J&J, the Company will no longer have allocation charges of this nature.

With respect to the RSUs described above, as of October 1, 2023, the Company had unrecognized compensation cost of $199 million, expected to be recognized over a weighted average period of 1.1 years. With respect to the stock options described above, as of October 1, 2023, the Company had unrecognized compensation cost of $124 million, expected to be recognized over a weighted average period of 1.1 years.

8. Related Parties

On August 23, 2023, Kenvue became a fully independent company (see Note 1, “Description of the Company and Summary of Significant Accounting Policies). The Company continues to have material agreements with J&J and considers J&J to be a related party – see “Related Party Transactions, including Separation Agreement, with J&J” section within this footnote for additional details of these material agreements that govern the Company’s relationship with J&J.

Cost Allocations from J&J Prior to Kenvue IPO

Prior to the Kenvue IPO, J&J provided significant support functions to the Company. The Condensed Consolidated Financial Statements reflect an allocation of these costs. Similarly, certain of the Company’s operations provided support to J&J’s affiliates and related costs for support are charged to J&J’s affiliates. Allocated costs included in Cost of sales on the Company’s Condensed Consolidated Statements of Operations relate to enterprise-wide support primarily consisting of facilities, insurance, logistics, quality, and compliance which are predominantly allocated based on Net sales. Allocated costs included in Selling, general, and administrative expenses primarily relate to finance, human resources, benefits administration, procurement support, information technology, legal, corporate strategy, corporate governance, other professional services, and general commercial support functions and are predominantly allocated based on Net sales or headcount. See Note 1, “Description of the Company and Summary of Significant Accounting Policies”.

Prior to Kenvue becoming a fully independent company, the allocations (excluding stock-based compensation expense), net of costs charged to J&J’s affiliates reflected on the Company’s Condensed Consolidated Statements of Operations for the fiscal nine months ended October 1, 2023 and three and nine months ended October 2, 2022 were as follows:

	Fiscal Three Months Ended	Fiscal Nine Months Ended
(Dollars in Millions)	October 2, 2022	October 1, 2023	October 2, 2022
Cost of sales	$66	$25	$142
Selling, general, and administrative expenses	174	120	504
Total	$240	$145	$646

Management believes these cost allocations are a reasonable reflection of the utilization of services provided to, or the benefit derived by, the Company during the periods presented. The allocations may not, however, be indicative of the actual expenses that would have been incurred had the Company operated as a standalone public company. Actual costs that may have been incurred if the Company had been a standalone public company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by Company’s employees, and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology, and infrastructure. No allocations were made during the fiscal three months ended October 1, 2023 as Kenvue became a fully independent company.

Net Transfers to Johnson & Johnson

Net transfers to Johnson & Johnson are included within Net investment from Johnson & Johnson on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and within financing activities on the Condensed Consolidated Statements of Cash Flows and represent the net effect of transactions between the Company and J&J. No transactions were recorded in the Net transfers to Johnson & Johnson account during the fiscal three months ended October 1, 2023.

The components of Net transfers to Johnson & Johnson for the fiscal nine months ended October 1, 2023 and three and nine months ended October 2, 2022 were as follows:

	Fiscal Three Months Ended	Fiscal Nine Months Ended
(Dollars in Millions)	October 2, 2022	October 1, 2023	October 2, 2022
Cash pooling and general financing activities	$(929)	$(446)	$(2,253)
Corporate cost allocations	240	145	646
Taxes deemed settled with J&J	24	27	25
Allocated derivative and hedging gains	15	—	40
Net transfers to Johnson & Johnson as reflected in the Condensed Consolidated Statements of Cash Flows	$(650)	$(274)	$(1,542)
Stock-based compensation expense(1)	30	—	106
Other(2)	—	(34)	(132)
Net transfers to Johnson & Johnson as reflected in the Condensed Consolidated Statements of Equity	$(620)	$(308)	$(1,568)

(1) Stock-based compensation expense is separately shown within the Condensed Consolidated Statements of Equity in fiscal year 2023, and therefore no longer a reconciling item between the Condensed Consolidated Statements of Equity and the Condensed Consolidated Statements of Cash Flows.
(2) Other primarily relates to the impact of the change in accounting principle for GILTI in the fiscal nine months ended October 2, 2022. Please see Note 1, “Description of the Company and Summary of Significant Accounting Policies—Change in Accounting Principle” for more information.

Related Party Transactions, including Separation Agreement, with J&J

In connection with the Separation, Kenvue entered into various agreements with J&J, including the Separation Agreement. In connection with the terms of the Separation Agreement, certain assets and liabilities included in the pre-Separation balance sheet were retained by J&J and certain assets and liabilities not included in the pre-Separation balance sheet were transferred to Kenvue. Separation related adjustments have been recognized in Net investment from Johnson & Johnson, net impact of which resulted in an increase in net assets and total equity by $91 million. The impact on net assets primarily represent (i) recognition of balances with J&J including indemnification matters, (ii) changes to income tax assets and liabilities as a result of change in the basis of presentation, (iii) contribution of certain liabilities including pension and employee related obligations from J&J, (iv) the retention of assets and liabilities by J&J of certain Deferred Local Businesses (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies”), and (v) other assets and liability transfers between Kenvue and J&J in connection with the Separation.

The Separation Agreement sets forth certain agreements between J&J and Kenvue regarding, among other matters:

•the principal corporate actions and internal reorganization pursuant to which J&J transferred the Consumer Health Business to Kenvue;
•the allocation of assets and liabilities to J&J and Kenvue;
•J&J’s and Kenvue’s respective rights and obligations with respect to the Kenvue IPO;
•certain matters with respect to any subsequent distribution or other disposition by J&J of the shares of Kenvue Common Stock owned by J&J following the Kenvue IPO (the “Distribution”); and
•other agreements governing aspects of Kenvue’s relationship with J&J following the Kenvue IPO.

In connection with the Kenvue IPO, J&J and Kenvue also entered into various other material agreements. These agreements were entered into on May 3, 2023, unless otherwise indicated, and consist of the following:

•a tax matters agreement (the “Tax Matters Agreement”), which governs J&J’s and Kenvue’s respective rights, responsibilities and obligations with respect to all tax matters, including tax liabilities, tax attributes, tax contests, and tax returns (See “Tax Indemnification” below);
•an employee matters agreement (the “Employee Matters Agreement”), which addresses certain employment, compensation, and benefits matters, including the allocation and treatment of certain assets and liabilities relating to

Kenvue’s employees and compensation and benefit plans and programs in which Kenvue’s employees participate prior to the date of the Distribution, if pursued;
•an intellectual property agreement, which governs J&J’s and Kenvue’s respective rights, responsibilities and obligations with respect to intellectual property matters, excluding certain intellectual property matters with respect to trademarks;
•a trademark phase-out license agreement, dated as of April 3, 2023, and pursuant to which J&J granted to Kenvue a license to use certain trademarks owned by J&J on a transitional basis following the completion of the Kenvue IPO;
•a transition services agreement (the “Transition Services Agreement”), pursuant to which J&J will provide to Kenvue certain services for terms of varying duration following the Kenvue IPO;
•a transition manufacturing agreement (the “Transition Manufacturing Agreement”), pursuant to which J&J will provide to Kenvue certain manufacturing services for terms of varying duration following the Kenvue IPO; and
•a registration rights agreement, pursuant to which Kenvue granted to J&J certain registration rights with respect to the shares of Kenvue common stock owned by J&J following the completion of the Kenvue IPO.

In connection with the Kenvue IPO, J&J and Kenvue also entered into various related party lease agreements, in which the Company subleased properties from J&J. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Leases” for more information.

Related Party Transactions

The Company had the following balances and transactions with J&J and its affiliates, primarily in connection with the Tax Matters Agreement, Transition Services Agreement, and the Transition Manufacturing Agreement, reported on the Company’s Condensed Consolidated Financial Statements:

(Dollars in Millions)	October 1, 2023
Accounts payable and accrued liabilities	$483
Prepaid expenses and other receivables	$324
Other assets	$80
Other liabilities	$190

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Cost of sales	$56	$—	$95	$—
Selling, general, and administrative expenses	$47	$—	$94	$—

Tax Indemnification

The Company entered into the Tax Matters Agreement with J&J on May 3, 2023 that governs the parties’ respective rights, responsibilities, and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes.

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

Preservation of the Intended Tax Treatment of Certain Steps of the Separation and the Distribution

With respect to taxes incurred in connection with the Separation and the Distribution, Kenvue will generally be required to indemnify J&J for any taxes resulting from the failure of certain steps of the Separation and the Distribution to qualify for their intended tax treatment, where such taxes are attributable to actions or omissions by Kenvue. In addition, during the time period ending two years after the date of the Distribution, covenants will be in place that will limit or restrict certain actions, including share issuances, business combinations, sales of assets, and similar transactions by Kenvue. The Company does not believe that the above covenants have a material impact on the Company to date.

The Company recorded approximately $186 million of income tax payables and refunds, unrecognized tax benefits and associated interest due to the Company’s Former Parent as indemnifications to Prepaid expenses and other receivables and Accounts payable for current assets and current liabilities, respectively, and to Other assets and Other liabilities for noncurrent assets and noncurrent liabilities, respectively, in the Condensed Consolidated Balance Sheet as of October 1, 2023.

Debt Financing Transactions and IPO Consideration

During the second quarter of 2023, the Company received debt proceeds of $7.7 billion from the issuance of the Senior Notes, earned $13 million of interest on the proceeds of these bonds from investments in money market accounts, and received initial proceeds from its Commercial Paper Program of $1.2 billion. The Company loaned the total proceeds to J&J through the Facility Agreement. Upon the completion of the Kenvue IPO on May 8, 2023, the balance of the loans and all accrued interest were repaid by J&J for a total cash inflow of $9.0 billion. The Company remitted this cash back to J&J as a distribution in connection with the Separation.

9. Other Operating Expense (Income), Net and Other Expense, Net

Other operating expense (income), net for the fiscal three and nine months ended October 1, 2023 and October 2, 2022 consisted of:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Litigation expense	$—	$(6)	$20	$1
Royalty income	(15)	(7)	(23)	(27)
(Gain)/loss on disposal of fixed assets	—	(1)	(9)	1
Impact of Deferred Markets(1) (Note 1)	10	—	34	—
Contingent liability reversal(2)	(2)	—	(45)	—
Other(3)	16	—	16	19
Total Other operating expense (income), net	$9	$(14)	$(7)	$(6)

(1) Includes income taxes and service fees to be paid to J&J under the net economic benefit arrangements.
(2) Includes the reversal of a contingent liability that was no longer considered to be probable.
(3) Includes intangible asset impairment, pension related and other miscellaneous operating (income) expenses.

Other expense, net for the fiscal three and nine months ended October 1, 2023 and October 2, 2022 consisted of:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Currency losses on transactions	$23	$25	$51	$23
Other(1)	2	—	14	(4)
Total Other expense, net	$25	$25	$65	$19

(1) Other consists primarily of gains and losses on investments, other than service cost components of net periodic benefit costs, and miscellaneous non-operating (income) expenses.

10. Income Taxes

For interim financial statement purposes, U.S. GAAP income tax expense/benefit related to ordinary income is determined by applying an estimated annual effective income tax rate against a company’s ordinary income, subject to certain limitations on the benefit of losses. Income tax expense/benefit related to items not characterized as ordinary income is recognized as a discrete item when incurred. The estimation of the Company’s income tax provision requires the use of management forecasts and other estimates, application of statutory income tax rates, and an evaluation of valuation allowances. The Company’s estimated annual effective income tax rate may be revised, if necessary, in each interim period. Effective as of the fiscal three and nine months ended October 1, 2023, the Company changed the accounting principle for GILTI from the deferred approach to the period cost approach. See Note 1, “Description of the Company and Summary of Significant Accounting Policies.

During the periods presented in the Condensed Consolidated Financial Statements, the Company operated as part of J&J until the completion of the Exchange Offer and therefore will be included in J&J’s U.S. Federal income tax return until that date. The Company will then file a standalone U.S. Federal income tax return for the remainder of 2023. The Company expects to file income tax returns on a standalone basis in most other jurisdictions in which it operates for 2023. However, for the purposes of the Condensed Consolidated Financial Statements, the income taxes and related income tax accounts have been calculated using the separate return method as if the Company filed income tax returns on a standalone basis for all of 2023. Prior to the Kenvue IPO, the Company’s operations were calculated on a carve-out basis and included certain hypothetical foreign tax credit benefits. Post-Kenvue IPO, these hypothetical foreign tax credit benefits are not available for future utilization by the Company and were removed from the tax provision. Now as a standalone independent company, the income taxes and related income tax accounts of the Company may differ from the Condensed Consolidated Financial Statements which include year-to-date results prior to the Exchange Offer.

The worldwide effective income tax rates for the fiscal three months ended October 1, 2023 and October 2, 2022 were 25.1% and 20.6%, respectively, and for the fiscal nine months ended October 1, 2023 and October 2, 2022 were 27.1% and 19.9%, respectively. The increase for the fiscal three months ended October 1, 2023 as compared to the fiscal three months ended October 2, 2022 was primarily the result of higher U.S. taxes on foreign income, reduced benefits for foreign tax credits and higher tax expense related to prior year return to provision adjustments offset by windfall benefit on stock option exercises and tax benefits related to the completion of the Exchange Offer with J&J. The increase for the fiscal nine months ended October 1, 2023 as compared to the fiscal nine months ended October 2, 2022 was primarily the result of higher U.S. taxes on foreign income and less favorable return to provision adjustments offset by discrete foreign tax benefits. With the issuance of debt in the first quarter of 2023, the resulting increase in annual interest reduced the Company’s capacity to utilize foreign tax credits against U.S. foreign source income. As a result, the Company recorded a $51 million valuation allowance against a deferred tax asset related to future foreign tax credit benefits thus increasing the reported rate for the fiscal nine months ended October 1, 2023 as compared to the fiscal nine months ended October 2, 2022.

As of October 1, 2023, the Company had approximately $226 million of liabilities from unrecognized tax benefits. The Company conducts business and will file tax returns in numerous countries. The Company and J&J currently have tax audits in progress in several jurisdictions. With respect to the United States, the Internal Revenue Services is currently auditing the 2013-2016 fiscal periods of J&J. We currently expect J&J to complete this audit and settlement of the related tax liabilities in the next 12 months. Per the Tax Matters Agreement between J&J and the Company, J&J remains liable for all liabilities related to the final settlement of this audit and any U.S. federal income tax audits in which the Company is part of J&J’s federal consolidated tax return. During the fiscal nine months ended October 1, 2023, J&J made a payment to the U.S. Treasury for the estimated liability related to the 2013-2016 IRS Audit, which included $200 million related to the Consumer Health Business. In other major jurisdictions where the Company conducts business, the years that remain open to tax audit go back to the year 2008. The Company believes it is possible that tax audits may be completed over the next 12 months by taxing authorities in some jurisdictions outside of the United States. However, the Company is not able to provide a reasonably reliable estimate of the timing of any future tax payments or the amount of possible changes to the total unrecognized tax benefits associated with any audit closures or other events. The Company classifies liabilities for unrecognized tax benefits and related interest and penalties as long-term liabilities on the Condensed Consolidated Balance Sheets. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense on the Company’s Condensed Consolidated Statements of Operations.

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

11. Earnings Per Share

Prior to the completion of the Kenvue IPO, the Company had 1,716,160,000 of common stock outstanding, of which 1,716,159,990 shares were issued to Johnson & Johnson through a subscription agreement in May 2023. On May 8, 2023, the Kenvue IPO was completed through the sale of 198,734,444 shares of common stock including the underwriters’ full exercise of their option to purchase 25,921,884 shares to cover over-allotments. As of October 1, 2023, the Company had 1,914,909,765 shares of common stock issued and outstanding. For the purposes of the Company’s earnings per share calculations, the shares issued through the subscription agreement are being treated akin to shares attributable to a stock split and, as a result, are being retrospectively presented for all of the periods.

Diluted earnings per share is computed by giving effect to all potentially dilutive equity instruments or equity awards that are outstanding during the period. There were no equity awards of the Company outstanding prior to the Kenvue IPO and no dilutive equity instruments of the Company outstanding prior to the Exchange Offer. During both the three and nine ended October 1, 2023, 38,386,962 shares were determined to be anti-dilutive under the treasury stock method and therefore were excluded from the diluted earnings per share calculation.

Net income per share for the fiscal three and nine months ended October 1, 2023 and October 2, 2022 was calculated as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(In Millions, Except Per Share Data)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net income	$438	$586	$1,337	$1,703

Basic weighted average number of shares outstanding	1,916	1,716	1,823	1,716
Diluted effects of stock based awards	4	—	4	—
Diluted weighted average number of shares outstanding	1,920	1,716	1,827	1,716

EPS:
Basic	$0.23	$0.34	$0.73	$0.99
Diluted	$0.23	$0.34	$0.73	$0.99

Share Repurchase Program

The Company’s Board of Directors has authorized a share repurchase program, under which the Company is authorized to repurchase up to 27 million shares of its outstanding common stock in open market or privately negotiated transactions. The program has no expiration date and may be suspended or discontinued at any time. The intent of this repurchase program is to offset dilution from the vesting or exercise of equity awards under Kenvue’s equity incentive plan.

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

The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	October 1, 2023				January 1, 2023
(Dollars in Millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Forward foreign exchange contracts	$82	$—	$82	$—	$39	$—	$39	$—
Interest rate swaps	—	—	—	—	29	—	29	—
Total	$82	$—	$82	$—	$68	$—	$68	$—
Liabilities:
Forward foreign exchange contracts	$(73)	$—	$(73)	$—	$(15)	$—	$(15)	$—
Interest rate swaps	—	—	—	—	(39)	—	(39)	—
Total	$(73)	$—	$(73)	$—	$(54)	$—	$(54)	$—
Net amount presented in Prepaid expenses and other receivables:	$33	$—	$33	$—	$14	$—	$14	$—
Net amount presented in Accounts payable	$(23)	$—	$(23)	$—	$—	$—	$—	$—

The carrying amount of Cash and cash equivalents, Trade receivables, Prepaid expenses and other receivables, and Loans and notes payable approximated fair value as of October 1, 2023 and January 1, 2023. The fair value of forward foreign exchange contracts is the aggregation by currency of all future cash flows discounted to its present value at the prevailing market interest rates and subsequently converted to the U.S. dollar at the current spot foreign exchange rate. The interest rate swaps are recorded at fair value that is derived from observable market data, including yield curves. All derivative instruments are classified as Level 2 securities.

There were no transfers between Level 1, Level 2, or Level 3 during the fiscal three and nine months ended October 1, 2023 and fiscal year ended January 1, 2023.

The following table sets forth the notional amounts of the Company’s outstanding derivative instruments:

	October 1, 2023			January 1, 2023
(Dollars in Millions)	Forward foreign exchange contracts	Interest rate swaps	Total	Forward foreign exchange contracts	Interest rate swaps	Total
Cash flow hedges	$3,810	$—	$3,810	$1,768	$2,400	$4,168
Undesignated forward foreign exchange contracts	$586	$—	$586	$—	$—	$—
Net investment hedges	$—	$—	$—	$—	$—	$—

For the three and nine months ended October 1, 2023, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $(4) million and $27 million, respectively, related to its cash flow hedge portfolio. For the three and nine months ended October 2, 2022, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $11 million and $8 million, respectively, related to its cash flow hedge portfolio.

Forward Foreign Exchange Contracts

In certain jurisdictions, the Company uses forward foreign exchange contracts to manage its exposures to the variability of foreign exchange rates. Changes in the fair value of derivatives are recorded each period in earnings or Other comprehensive loss, depending on whether the derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction.

Since 2022, the Company has entered into forward foreign exchange contracts to hedge a portion of forecasted cash flows denominated in foreign currency. The terms of these contracts are generally 12 months to 18 months. These contracts are designated as cash flow hedging relationships at the date of contract inception, in accordance with the appropriate accounting guidance. At inception, all designated hedging relationships are expected to be highly effective. These contracts are accounted for using the forward method and all gains/losses associated with these contracts are recorded in Other comprehensive loss. The Company reclassifies the gains and losses related to these contracts at the time the inventory is sold to the customer into Net sales or Cost of sales and Other expense (income), net on the Company’s Condensed Consolidated Statements of Operations, as applicable.

The following table is a summary of gains and losses on forward foreign exchange contracts designated as cash flow hedges within Other comprehensive loss and amount reclassified into earnings:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Gain recognized in Other comprehensive loss	$7	$11	$7	$9
Gain (loss) reclassified from Other comprehensive loss to earnings	$11	$(2)	$16	$(2)

The following tables are a summary of the reclassifications to Net Income related to the Company’s forward foreign exchange contracts for the fiscal three and nine months ended October 1, 2023 and October 2, 2022:

	Fiscal Three Months Ended
	October 1, 2023			October 2, 2022
(Dollars in Millions)	Net Sales	Cost of Sales	Other expense, net	Net Sales	Cost of Sales	Other expense, net
Gain on cash flow hedges	$—	$11	$—	$7	$2	$4
Gain (loss) on forward currency exchange contracts not designated as hedges	$—	$—	$(3)	$—	$—	$7

	Fiscal Nine Months Ended
	October 1, 2023			October 2, 2022
(Dollars in Millions)	Net Sales	Cost of Sales	Other expense, net	Net Sales	Cost of Sales	Other expense, net
Gain (loss) on cash flow hedges	$—	$18	$(2)	$18	$5	$14
Gain on forward currency exchange contracts not designated as hedges	$—	$—	$1	$—	$—	$14

The fair value of the Company’s foreign currency exchange contracts as of October 1, 2023 was included in Prepaid expenses and other receivables on the Company’s Condensed Consolidated Balance Sheets.

Since 2022, the Company has entered into forward currency exchange contracts to offset the foreign currency exposure related to the settlement of payables and receivables of the Company. These contracts are not designated as cash flow hedging relationships, and the net allocated gains and losses related to these contracts were recognized within Other expense, net on the Company’s Condensed Consolidated Statements of Operations. As of October 1, 2023 and January 1, 2023, respectively, the Company held forward foreign exchange contracts that were not designated in cash flow hedging relationships of $(2) million and $0 million, respectively.

Forward Starting Interest Rate Swaps

Beginning in the fourth quarter of 2022, the Company entered into forward starting interest rate swaps in contemplation of securing long-term financing for the Separation or for other long-term financing purposes in the event the Separation did not occur. The Company designated these derivatives as cash flow hedges to reduce future interest rate exposure related to changes in the benchmark interest rate on forecasted 5-year, 10-year, and 30-year bonds that the Company issued in 2023. During the fiscal nine months ended October 1, 2023, the Company recorded a gain of approximately $48 million in Accumulated other comprehensive loss. Upon the issuance of the forecasted debt, the Company settled its forward starting interest rate swaps and received $38 million in cash. The gain in Accumulated other comprehensive loss will be amortized and recorded in Other expense, net on the Company’s Condensed Consolidated Statements of Operations over the life of the 5-year, 10-year, and 30-year bonds. For the fiscal three and nine months ended October 1, 2023, we reclassified $1 million and $3 million, respectively, from Other comprehensive loss to the Condensed Consolidated Statements of Operations.

Net Investment Hedges

The Company designated certain forward currency exchange contracts as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. During the fiscal three and nine months ended October 1, 2023 and October 2, 2022, the Company designated as a net investment hedge a forward currency exchange contract to sell foreign currency (denominated in the local currency of the affiliate) at specified forward rates. These contracts were accounted for using the spot method with changes in the fair value of the contracts attributable to changes in spot rates recorded in Other comprehensive loss (CTA). Changes in the fair value attributable to time value (“excluded components”) were initially recorded to Other comprehensive loss (CTA) and were recognized within Other expense, net on the Company’s Condensed Consolidated Statements of Operations ratably over the life of the contract. The forward currency exchange contracts designated as net investment hedges were settled during the fiscal three months ended October 1, 2023.

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

Credit Risk

The Company is exposed to the risk of credit loss in the event of nonperformance by counterparties to financial instrument contracts; however, nonperformance is considered unlikely and any nonperformance is unlikely to be material as it is the Company’s policy to contract with diverse, creditworthy counterparties based upon both strong credit ratings and other credit considerations. The Company has negotiated International Swaps and Derivatives Association, Inc. master agreements with its counterparties, which contain master netting provisions providing the legal right and ability to offset exposures across trades with each counterparty. Given the rights provided by these contracts, the Company presents derivative balances based on its “net” counterparty exposure. These agreements do not require the posting of collateral.

Investments in Equity Securities

The Company measures equity investments without readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As of October 1, 2023 and January 1, 2023, such investments totaled $76 million and $56 million, respectively, and were included in Other assets on the Condensed Consolidated Balance Sheets.

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

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. As of October 1, 2023, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accordingly accrued for those contingent liabilities that are material and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with Accounting Standards Codification 450-20-25. Accrued liabilities related to litigation matters are included in Accrued liabilities and Other liabilities on the Condensed Consolidated Balance Sheets. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; significant facts are in dispute; procedural or jurisdictional issues exist; the number of potential claims is certain or predictable; comprehensive multi-party settlements are achievable; there are complex related cross-claims and counterclaims; and/or there are numerous parties involved.

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

Claims for personal injury have been made against our subsidiary Johnson & Johnson Consumer Inc. (“JJCI”), along with other sellers of acetaminophen-containing products, in federal court alleging that in utero exposure to acetaminophen (the active ingredient in Tylenol, an over-the-counter pain medication) is associated with the development of autism spectrum disorder and/or attention-deficit/hyperactivity disorder in children. In October 2022, lawsuits filed in federal courts in the United States were organized as a multi-district litigation in the U.S. District Court for the Southern District of New York. No trial dates have been set in these actions. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. In addition, a lawsuit has been filed in state court against JJCI, the Company and J&J, and lawsuits have been filed in Canada against our subsidiary Johnson & Johnson Inc. (Canadian affiliate) (“JJI”) and J&J. At this stage in these proceedings, the Company is unable to reasonably estimate either the likelihood or the magnitude of its potential liability arising out these claims and lawsuits.

General Litigation

In 2006, J&J acquired Pfizer’s over-the-counter (“OTC”) business including the U.S. rights to OTC Zantac, which were on-sold to Boehringer Ingelheim (“BI”) as a condition to merger control approval such that BI assumed product liability risk for U.S. sales from and after December 2006. J&J received indemnification from BI and gave Pfizer indemnification in connection with the transfer of the Zantac business to BI from Pfizer, through J&J. In November 2019, J&J received a demand for indemnification from Pfizer, pursuant to the 2006 Stock and Asset Purchase Agreement between J&J and Pfizer. In January 2020, J&J received a demand for indemnification from BI, pursuant to the 2006 Asset Purchase Agreement among J&J, Pfizer and BI. Pursuant to the agreements, Pfizer and BI have asserted indemnification claims against J&J ostensibly related to Zantac sales by Pfizer. In November 2022, J&J received a demand for indemnification from GlaxoSmithKline LLC (“GSK”), pursuant to the 2006 Stock and Asset Purchase Agreement between J&J and Pfizer, and certain 1993, 1998, and 2002 agreements between Glaxo Wellcome and Warner-Lambert entities. The notices seek indemnification for legal claims related to over-the-counter Zantac (ranitidine) products. Plaintiffs in the underlying actions allege that Zantac and other over-the-counter medications that contain ranitidine may degrade and result in unsafe levels of NDMA (N-nitrosodimethylamine) and can cause or have caused various cancers in patients using the products and seek declaratory and monetary relief. J&J has rejected all the demands for indemnification relating to the underlying actions. No J&J entity sold Zantac in the United States.

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

Beginning in May 2021, multiple putative class actions were filed in state and federal courts (California, Florida, New York, and New Jersey) against various J&J entities alleging violations of state consumer fraud statutes based on nondisclosure of alleged benzene contamination of certain Neutrogena and Aveeno sunscreen products and the affirmative promotion of those products as “safe”; and, in at least one case, alleging strict liability manufacturing defect and failure to warn claims, asserting that the named plaintiffs suffered unspecified injuries as a result of alleged exposure to benzene. The Judicial Panel on Multi-District Litigation consolidated all pending actions, except one case pending in New Jersey state court, in the U.S. District Court for the Southern District of Florida, Fort Lauderdale Division. In October 2021, an affiliate of the Company reached an agreement in principle for the settlement of a nationwide class, encompassing the claims of the consolidated actions, subject to approval by the Florida federal Court. In December 2021, plaintiffs in the consolidated actions filed a motion for preliminary approval of a nationwide class settlement. In February 2023, an order granting final approval of the settlement, certifying the settlement class and awarding attorney’s fees was entered. A Notice of Appeal was filed in April 2023.

In September 2023, the Nonprescription Drugs Advisory Committee (the “NDAC”) of the U.S. Food and Drug Administration (“FDA”) met to discuss new data on the effectiveness of orally administered phenylephrine (“PE”) and concluded that the current scientific data do not support that the recommended dosage of orally administered PE is effective as a nasal decongestant. Neither FDA nor the NDAC raised concerns about safety issues with use of oral PE at the recommended dose. FDA has stated it will consider the input of the NDAC, and the evidence, before taking any action on the status of oral PE. Beginning in September 2023, following the NDAC vote, putative class actions were filed against the Company and its affiliates, along with other sellers and manufacturers of PE-containing products, asserting various causes of action including violation of consumer protection statutes, negligence and unjust enrichment. The complaints seek damages and injunctive relief. A petition for a multi-district litigation has been filed. Separately, putative Canadian class actions were filed in September 2023 against the Company’s affiliates, along with other sellers and manufacturers of PE-containing products, alleging false, misleading representations, and seeking damages and declaratory relief based on similar causes of action. Additionally, in October 2023, a putative securities class action was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its officers, among other defendants. The complaint alleges that the Company made false or misleading statements, and omitted material facts, about PE and the efficacy of certain PE-containing products, and seeks damages for all shareholders who acquired shares pursuant to the registration statement and the IPO Prospectus for the Kenvue IPO. At this stage in these proceedings, the Company is unable to reasonably estimate either the likelihood or the magnitude of its potential liability arising out these claims and lawsuits.

JJCI along with more than 120 other companies, is a defendant in a cost recovery and action brought by Occidental Chemical Corporation in June 2018 in the U.S. District Court for the District of New Jersey, related to the clean-up of a section of the Lower Passaic River in New Jersey. Certain defendants (not including JJCI) have executed a settlement with the U.S. Environmental Protection Agency and U.S. Department of Justice, which is subject to public comment. The settlement, if judicially approved, will be confirmed through a judicial Consent Decree. The case has been administratively closed but can be re-opened upon request, following a decision on the Consent Decree.

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

14. Segments of Business

The Company historically operated as part of J&J, reported under J&J’s segment structure and historically the Chief Operating Decision Maker (“CODM”) was J&J’s Consumer Health Segment Operating Committee. As the Company transitioned into an independent, publicly traded company, the Company’s CODM was determined to be the Kenvue Leadership Team as they are responsible for allocating resources and assessing performance. Based on how the CODM assesses operating performance on a regular basis, makes resource allocation decisions, and designates responsibilities of their direct reports, the Company is organized as three operating segments, which are also its reportable segments: (i) Self Care, (ii) Skin Health and Beauty, and (iii) Essential Health. Prior period presentations conform to the current segment reporting structure.

Segment profit is based on Operating income, excluding depreciation and amortization, non-recurring Separation-related costs, restructuring expense, the impact of the conversion of share-based awards, Other operating expense (income), net, and unallocated general corporate administrative expenses (referred to herein as “Segment adjusted operating income”), as management excludes these items in assessing segment financial performance. General corporate/unallocated expenses, which include treasury and legal operations and certain expenses, gains and losses related to the overall management of the Company, are not allocated to the segments. In assessing segment performance and managing operations, management does not review segment assets.

The Company operates the business through the following three reportable business segments:

Reportable Segments	Product Categories
Self Care	Cough, Cold, and Allergy
Pain Care
Other Self Care (Digestive Health, Smoking Cessation, and Other)
Skin Health and Beauty	Face and Body Care
Hair, Sun, and Other
Essential Health	Oral Care
Baby Care
Other Essential Health (Women’s Health and Wound Care)

The Company’s product categories as a percentage of Net sales for the fiscal three and nine months ended October 1, 2023 and October 2, 2022 were as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
Product Categories	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Cough, Cold and Allergy	13%	13%	14%	13%
Pain Care	14	14	13	12
Other Self Care	14	14	15	15
Face and Body Care	21	21	20	21
Hair, Sun and Other	8	8	9	8
Oral Care	10	10	10	10
Baby Care	9	10	9	10
Other Essential Health	11	10	10	11
Total	100%	100%	100%	100%

Segment Net Sales and Segment Adjusted Operating Income

Segment net sales and Segment adjusted operating income for the fiscal three and nine months ended October 1, 2023 and October 2, 2022 were as follows:

	Segment Net Sales
	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Self Care	$1,613	$1,516	$4,914	$4,462
Skin Health and Beauty	1,119	1,124	3,377	3,262
Essential Health	1,183	1,149	3,487	3,459
Total segment net sales	$3,915	$3,789	$11,778	$11,183

	Segment Adjusted Operating Income
	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Self Care	$583	$556	$1,741	$1,554
Skin Health and Beauty	167	246	517	616
Essential Health	309	261	770	821
Total segment adjusted operating income(1)(2)	$1,059	$1,063	$3,028	$2,991
Reconciliation to Income before taxes:
Depreciation	72	69	211	213
Amortization	81	83	242	265
Separation-related costs	133	50	333	109
Restructuring expense(3)	3	31	3	69
Conversion of share-based awards(4)	(25)	—	(25)	—
Other operating expense (income), net	9	(14)	(7)	(6)
General corporate/unallocated expenses	76	81	219	197
Total operating income	$710	$763	$2,052	$2,144
Other expense, net	25	25	65	19
Interest expense, net	100	—	154	—
Income before taxes	$585	$738	$1,833	$2,125
(1) In the first quarter of 2023, the Company adjusted the allocation for certain intangible asset amortization costs within Cost of Sales to align with segment financial results as measured by the Company, including the CODM. Accordingly, the Company has updated its segment disclosures to reflect the updated presentation in all prior periods. Segment adjusted operating income did not change as a result of this update.
(2) The Company defines Segment adjusted operating income as U.S. GAAP Operating income excluding depreciation and amortization, Separation-related costs, restructuring expense, the impact of the conversion of share-based awards, Other operating expense (income), net, and general corporate unallocated expenses that are not part of our measurement of segment performance. Management uses Segment adjusted operating income to assess segment financial performance.
(3) Exclusive of the restructuring expense included in Other operating expense (income), net on the Company’s Condensed Consolidated Statements of Operations.
(4) As noted above, Segment adjusted operating income excludes the impact of the conversion of share-based awards (see Note 7, Stock-Based Compensation). This adjustment primarily represents the add-back of the net impact of the gain on reversal of previously recognized stock-based compensation expense of $148 million, offset by stock-based compensation expense recognized in the fiscal three months ended October 1, 2023 relating to employee services provided prior to the Separation of $123 million.

15. Accrued and Other Liabilities

Accrued liabilities consisted of:

(Dollars in Millions)	October 1, 2023	January 1, 2023
Accrued expenses	$545	$447
Accrued compensation and benefits	326	272
Lease liability	46	35
Other accrued liabilities(1)	371	152
Accrued liabilities	$1,288	$906

Other liabilities consisted of:

(Dollars in Millions)	October 1, 2023	January 1, 2023
Accrued income taxes - noncurrent	$226	$584
Noncurrent lease liability	106	81
Other noncurrent accrued liabilities(1)	237	62
Other liabilities	$569	$727

(1) The increase in Other current and noncurrent accrued liabilities relates primarily to the agreements entered into with J&J in connection with the Separation Agreement, which went into effect in the second quarter of 2023. See Note 8, “Related Parties” for more information.

16. Subsequent Events

Dividend Declaration

On October 26, 2023, the Company announced that its Board of Directors declared a $0.20 cash dividend for the fourth quarter of 2023 to shareholders. The fourth quarter dividend of $0.20 per share on the outstanding common stock will be payable on November 22, 2023 to shareholders of record as of the close of business on November 8, 2023.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions, and projections about our industry, business, and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the section of our Split-Off Prospectus entitled “Risk Factors” and the section entitled “Cautionary Note Regarding Forward-Looking Statements” included herein.

Our accompanying Condensed Consolidated Financial Statements as of October 1, 2023 and for the fiscal three and nine months ended October 1, 2023 and October 2, 2022 have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial statements, and should be read in conjunction with our audited combined financial statements for the year ended January 1, 2023, which are included in the Split-Off Prospectus, and in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. In our opinion, the Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. All currency amounts are expressed in U.S. dollars unless otherwise noted.

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

With a sole focus on consumer health, our marketing organization operates efficiently by leveraging our precision marketing, e-commerce, and broader digital capabilities to develop unique consumer insights and further enhance the relevance of our brands. Similarly, our research and development organization combines these consumer insights with deep, multi-disciplinary scientific expertise, and engagement with healthcare professionals, to drive innovative new products, solutions, and experiences centered around consumer health.

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

Separation from Johnson & Johnson

In November 2021, Johnson & Johnson (“J&J”), our former parent company, announced its intention to separate its Consumer Health segment (the “Consumer Health Business”) into a new, publicly traded company (the “Separation”). We were incorporated in Delaware on February 23, 2022 in connection with the Separation and were formed to ultimately hold, directly or indirectly, and conducted certain operational activities in anticipation of the planned separation of, the Consumer Health Business. Prior to the Kenvue IPO (as defined below), we were wholly owned by J&J and primarily represented the Consumer Health Business. We also included certain other product lines previously reported in another segment of J&J. On April 4, 2023, in connection with the Separation, J&J completed in all material respects the transfer of the assets and liabilities of the Consumer Health Business to us and our subsidiaries, other than the transfer of assets and liabilities in certain jurisdictions where we and J&J will defer the transfer of such assets and assumption of liabilities and other immaterial assets (such transfer, the “Consumer Health Business Transfer”).

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

On July 24, 2023, J&J initiated an exchange offer (the “Exchange Offer”) under which its shareholders could exchange shares of J&J common stock for shares of Kenvue Inc. common stock owned by J&J. On August 23, 2023, J&J announced the results of the Exchange Offer through which J&J accepted an aggregate of 190,955,435 shares of J&J common stock in exchange for 1,533,830,450 shares of Kenvue common stock, representing approximately 80.1% of Kenvue’s outstanding common stock as of August 23, 2023. As a result, Kenvue became a fully independent company and J&J now owns 9.5% of the outstanding shares of Kenvue common stock following the completion of the Exchange Offer.

We are incurring certain costs in connection with our establishment as a standalone public company (the “Separation-related costs”). We expect the non-recurring Separation-related costs will continue through at least fiscal year 2024. For additional information about the Separation, see “Agreements between Johnson & Johnson and Kenvue and Other Related Person Transactions—Relationship between Johnson & Johnson and Kenvue” and “Agreements between Johnson & Johnson and Kenvue and Other Related Person Transactions—Agreements Entered into in Connection with the Separation” in the Split-Off Prospectus.

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

Key Factors Affecting Our Results

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of our Split-Off Prospectus entitled “Risk Factors”.

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

Increased Competition

Our products are sold in a highly competitive global marketplace, which, in recent years, has experienced increased retail trade concentration, the emergence of retail buying alliances, the rapid growth of e-commerce and the integration of traditional and digital operations at key retail trade customers. One of our customers accounted for approximately 12% and 13% of our total Net sales for the fiscal three and nine months ended October 1, 2023, respectively, and 13% and 14% of our total Net sales for the fiscal three and nine months ended October 2, 2022, respectively. Our top 10 customers represented approximately 40% and 42% of our total Net sales for the fiscal three and nine months ended October 1, 2023, respectively, and 42% and 44% of our total Net sales for the fiscal three and nine months ended October 2, 2022, respectively. Nonetheless, as a result of these trends, we are increasingly dependent on certain large-format retail trade customers in each of our business segments and some of these retail trade customers have significant bargaining strength.

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

Sourcing, Manufacturing, and Supply Chain Management

Our ability to meet the needs of our consumers and customers depends on the proper functioning of our manufacturing and supplier operations. Our manufacturing operations require the timely delivery of sufficient amounts of complex, high-quality components and materials. We have built our supply chain network to deploy resources across the globe where they are most needed. Our extensive distribution network and sales organization enable us to establish strategic partnerships with key suppliers and retailers across multiple markets and channels, where we further leverage our scale to drive flexible manufacturing capacity and supply chain optimization. We believe this approach builds and supports our resilience across economic cycles and allows us to prioritize or expand our geographic focus based on our strategic priorities. Nonetheless, we have in the past faced, and may in the future face, unanticipated interruptions and delays in manufacturing through our internal and external supply chain. For example, since 2021 we have experienced, and we continue to experience, higher than expected inflation, including escalating transportation, commodity and other supply-chain costs and disruptions that have adversely affected, and continue to adversely affect, our results of operations. Although certain costs have moderated to an extent, we continue to experience higher energy and labor costs. Manufacturing or supplier disruptions could result in product shortages, declining sales, reputational damage or significant costs.

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

Acquisitions and Divestitures

We actively refine our portfolio through acquisitions towards high growth, high margin businesses as well as divestitures of assets that we do not believe are well integrated into our product portfolio and strategic direction. We have demonstrated an ability to successfully integrate and scale acquired businesses to further build upon our market leadership across our product portfolio. We did not complete any significant acquisitions or divestitures during the fiscal three and nine months ended October 1, 2023 and October 2, 2022.

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

Impacts of the COVID-19 Pandemic

The COVID-19 pandemic and government steps to reduce the spread and address the impact of COVID-19 have had and may continue to have an impact on the way people live, work, interact, travel and shop. During the COVID-19 pandemic, many of the communities in which we manufacture, market and sell our products experienced and may in the future experience “stay at home” orders, travel or movement restrictions and other government actions to address the pandemic.

Our Net sales in our Self Care segment and within certain product categories in our Essential Health segment were accelerated by changes in consumer behavior during the COVID-19 pandemic, which helped to offset the adverse impact on our Net sales from the remainder of the business, primarily Skin Health and Beauty products and the Baby Care and Women’s Health products within our Essential Health segment, due to lockdown-driven lost usage occasions, including the inability of consumers to purchase our products due to financial hardship, government actions imposing travel or movement restrictions, shifts in demand and consumption away from more discretionary or higher-priced products to lower-priced products and consumer pantry-loading activity. However, as governments began lifting restrictions, this negative trend began to level off and stabilize in the fourth quarter of 2021 while momentum in Self Care and Essential Health products continued due to a rising focus on consumer health. Although the impact of the COVID-19 pandemic on our business has largely subsided, the extent to which the COVID-19 pandemic will continue to impact our business and financial results will depend on many factors that cannot be predicted with certainty, including the duration of the outbreak and the impact of new variants.

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

Russia-Ukraine War

Although the long-term implications of the ongoing military conflict between Russia and Ukraine (the “Russia-Ukraine War”) are difficult to predict at this time, the financial impact of the conflict to us during the fiscal nine months ended October 1, 2023 and October 2, 2022 was not material. For both the fiscal three and nine months ended October 1, 2023 and 2022, our Ukrainian business represented 0.2% of our Net sales. As of October 1, 2023 and January 1, 2023, our Ukrainian business represented less than 0.1% and 0.1% of our net assets, respectively. For both the fiscal three and nine months ended October 1, 2023, our

Russian business represented 1.0% of our Net sales. For the fiscal three and nine months ended October 2, 2022, our Russian business represented 1.3% and 1.4% of our Net sales, respectively.

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

Deferred Markets

In order to ensure compliance with applicable law, to obtain necessary governmental approvals and other consents and for other business reasons, we deferred the transfer of certain assets and liabilities of businesses in certain non-U.S. jurisdictions, including China, Malaysia, and Russia, until after the completion of the Kenvue IPO. On September 11, 2023, J&J transferred the equity interests in the majority of the Deferred Legal Entities to the Company that previously had been consolidated as VIEs in the Company’s Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements included herein include businesses in all jurisdictions in which we will operate following the completion of the Separation, including any Deferred Local Business (as defined in “Agreements between Johnson & Johnson and Kenvue and Other Related Person Transactions—Agreements Entered into in Connection with the Separation—Separation Agreement—Deferred Markets” in the Split-Off Prospectus). For more information regarding Deferred Local Businesses, see “Risk Factors—Risks Related to Kenvue’s Relationship with Johnson & Johnson—The transfer of certain assets and liabilities from Johnson & Johnson to Kenvue contemplated by the Separation will not be completed prior to the completion of the Exchange Offer.” and “Agreements between Johnson & Johnson and Kenvue and Other Related Person Transactions—Agreements Entered into in Connection with the Separation—Separation Agreement—Deferred Markets” in the Split-Off Prospectus.

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

Results of Operations

Fiscal Three Months Ended October 1, 2023 Compared with Fiscal Three Months Ended October 2, 2022

Our results for the fiscal three months ended October 1, 2023 and October 2, 2022 were as follows:

	Fiscal Three Months Ended
	October 1, 2023	October 2, 2022	Change 2022 to 2023
(Dollars in Millions)			Amount	Percent
Net sales	$3,915	$3,789	$126	3.3%
Cost of sales	1,665	1,664	1	0.1%
Gross profit	2,250	2,125	125	5.9%
Selling, general, and administrative expenses	1,531	1,376	155	11.3%
Other operating expense (income), net	9	(14)	23	*
Operating income	710	763	(53)	(6.9)%
Other expense, net	25	25	—	—%
Interest expense, net	100	—	100	*
Income before taxes	585	738	(153)	(20.7)%
Provision for taxes	147	152	(5)	(3.3)%
Net income	$438	$586	$(148)	(25.3)%

* Calculation not meaningful.

Net Sales

Net sales were $3.9 billion and $3.8 billion for the fiscal three months ended October 1, 2023 and October 2, 2022, respectively, an increase of $126 million, or 3.3%. Net sales growth was primarily driven by value realization (also referred to as Price/Mix), partially offset by lower volume. Excluding the impact of unfavorable changes in currency rates of $13 million, Organic growth, a non-GAAP financial measure as defined below, was $139 million, primarily attributable to Self Care, where successful brand activation and innovation continue to expand usage occasions, driving volume growth and strength across all product categories, despite a slow start to the cold, cough, and flu season. Momentum in Essential Health continued as value realization and premiumization initiatives took hold.

Cost of Sales

Cost of sales were $1.7 billion for both the fiscal three months ended October 1, 2023 and October 2, 2022, an increase of $1 million, or 0.1% primarily attributable to the impact of higher costs of key ingredients and packaging materials due to the impact of inflation. The increase was partially offset by the realization of benefits associated with our supply chain optimization initiatives. Cost of sales as a percentage of Net sales decreased 140 basis points to 42.5% as compared to the prior year, due primarily to Net sales growth, which was primarily driven by value realization and non-recurring separation-related benefits, partially offset by the impact of inflation on costs and the negative impact of transactional foreign currency fluctuations. Gross profit margin was 57.5% and 56.1% for the fiscal three months ended October 1, 2023 and October 2, 2022, respectively.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A expenses”) were $1.5 billion and $1.4 billion for the fiscal three months ended October 1, 2023 and October 2, 2022, respectively, an increase of $155 million, or 11.3%. SG&A as a percentage of Net sales increased 280 basis points to 39.1%, as compared to the prior year, primarily attributable to higher costs in enterprise functions from operating on a standalone basis, transition services agreement costs with J&J and an $83 million increase in non-recurring Separation-related costs.

Other Operating Expense (Income), Net

Other operating expense (income), net was $9 million and $(14) million for the fiscal three months ended October 1, 2023 and October 2, 2022, respectively, resulting in an increase in Other operating expense of $23 million. The increase was primarily driven by the impact of net economic benefit arrangements with J&J in connection with the Deferred Local Businesses during the fiscal three months ended October 1, 2023, partially offset by royalty income. For additional information on the Deferred Local Businesses, see Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to our Condensed Consolidated Financial Statements included herein.

Other Expense, Net

Other expense, net was $25 million compared to Other expense, net of $25 million for the fiscal three months ended October 1, 2023 and October 2, 2022, respectively, which consisted primarily of the impact of changes in foreign currency rates.

Interest Expense, Net

Interest expense, net was $100 million in the fiscal three months ended October 1, 2023 as compared to $0 million in the fiscal three months ended October 2, 2022. The increase was driven by interest expense recognized on senior unsecured notes (the “Senior Notes”) and notes issued under the commercial paper program. See Note 4, “Borrowings,” to our Condensed Consolidated Financial Statements included herein for additional information.

Provision For Taxes

Provision for taxes was $147 million and $152 million for the fiscal three months ended October 1, 2023 and October 2, 2022, respectively, a decrease in income tax expense of $5 million. The decrease was primarily due to lower quarter to date income in comparison to prior year, windfall benefit on stock option exercises and tax benefits related to the completion of the Exchange Offer with J&J offset by higher U.S. tax on foreign income after foreign tax credits.

Segment Results

Segment profit is based on Operating income, excluding depreciation and amortization, non-recurring Separation-related costs, restructuring expense, the impact of the conversion of share-based awards, Other income, net, operating, and unallocated general corporate administrative expenses (referred to herein as “Segment adjusted operating income”) as management excludes these items in assessing segment financial performance. General corporate/unallocated expenses, which includes treasury and legal operations and certain expenses, gains and losses related to the overall management of our company, are not allocated to the segments. In assessing segment performance and managing operations, management does not review segment assets.

For the first quarter of 2023, we adjusted the allocation for certain intangible asset amortization costs within Cost of sales to align with segment financial results as measured by us, including the CODM. Accordingly, we updated our segment disclosures to reflect the updated presentation in all prior periods. Segment adjusted operating income did not change as a result of this update.

See Note 14, “Segments of Business,” to our Condensed Consolidated Financial Statements included herein for additional information.

Fiscal Three Months Ended October 1, 2023 Compared with Fiscal Three Months Ended October 2, 2022

The following table presents Segment net sales and Segment adjusted operating income and the period-over-period changes in Segment adjusted operating income for the fiscal three months ended October 1, 2023 and October 2, 2022. See Note 14, “Segments of Business,” to our Condensed Consolidated Financial Statements included herein for further details regarding Segment net sales and Segment adjusted operating income.

	Fiscal Three Months Ended
	October 1, 2023		October 2, 2022		Change 2022 to 2023
(Dollars in Millions)	Amount	Percent	Amount	Percent	Amount	Percent
Segment Net Sales
Self Care	$1,613	41.2%	$1,516	40.0%	$97	6.4%
Skin Health and Beauty	1,119	28.6	1,124	29.7	(5)	(0.4)
Essential Health	1,183	30.2	1,149	30.3	34	3.0
Total segment net sales	$3,915	100.0%	$3,789	100.0%	$126	3.3%

Self Care	$583		$556		$27	4.9%
Skin Health and Beauty	167		246		(79)	(32.1)
Essential Health	309		261		48	18.4
Total segment adjusted operating income	$1,059		$1,063		$(4)	(0.4)%
Reconciliation to Income before taxes:
Depreciation	72		69
Amortization	81		83
Separation-related costs	133		50
Restructuring expense(1)	3		31
Conversion of share-based awards(2)	(25)		—
Other operating expense (income), net	9		(14)
General corporate/unallocated expenses	76		81
Total operating income	$710		$763
Other expense, net	25		25
Interest expense, net	100		—
Income before taxes	$585		$738
(1) Exclusive of the restructuring expense included in Other operating expense (income), net on the Company’s Condensed Consolidated Statements of Operations.
(2) As noted above, Segment adjusted operating income excludes the impact of the conversion of share-based awards (see Note 7, Stock-Based Compensation). This adjustment primarily represents the net impact of the gain on reversal of previously recognized stock-based compensation expense of $148 million, offset by stock-based compensation expense recognized in the fiscal third quarter of 2023 relating to employee services provided prior to the Separation of $123 million.

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

The following tables present a reconciliation of the change in U.S. GAAP Net sales to Organic growth for the fiscal three months ended October 1, 2023 compared to the fiscal three months ended October 2, 2022:

	Fiscal Three Months Ended October 1, 2023 vs October 2, 2022(1)
	Reported Net sales change		Impact of foreign currency	Organic growth
(Dollars in Millions)	Amount	Percent	Amount	Amount	Percent
Self Care	$97	6.4%	$(4)	$101	6.7%
Skin Health and Beauty	(5)	(0.4)	—	(5)	(0.4)
Essential Health	34	3.0	(9)	43	3.8
Total	$126	3.3%	$(13)	$139	3.6%

	Fiscal Three Months Ended October 1, 2023 vs October 2, 2022(1)
	Reported Net sales change	Impact of foreign currency	Organic growth
			Price/Mix(2)	Volume
Self Care	6.4%	(0.3)%	5.5%	1.2%
Skin Health and Beauty	(0.4)	—	6.4	(6.8)
Essential Health	3.0	(0.8)	10.0	(6.2)
Total	3.3%	(0.3)%	7.1%	(3.5)%

(1) Acquisitions and divestitures did not materially impact Net sales for the fiscal three months ended October 1, 2023 or October 2, 2022.
(2) Also referred to as value realization.

Self Care Segment

Self Care Segment Net Sales

The Self Care Segment Net sales were $1.6 billion and $1.5 billion for the fiscal three months ended October 1, 2023 and October 2, 2022, respectively, an increase of $97 million, or 6.4%. Excluding the unfavorable impact of foreign currency translation, Organic growth was $101 million or 6.7%, primarily driven by value realization of 5.5% and volume related increases of 1.2% driven by innovation-based volume growth, with Organic growth in all Self Care product categories growing mid to high single digits.

Self Care Segment Adjusted Operating Income

The Self Care Segment adjusted operating income increased by $27 million, or 4.9% to $583 million for the fiscal three months ended October 1, 2023, primarily driven by value realization and the realization of benefits associated with our supply chain optimization initiatives, partially offset by the negative impact of transactional foreign currency fluctuation, higher costs of key ingredients and packaging materials due to the impact of inflation, and increased SG&A expenses.

Skin Health and Beauty Segment

Skin Health and Beauty Segment Net Sales

The Skin Health and Beauty Segment Net sales were $1.1 billion for both the fiscal three months ended October 1, 2023 and October 2, 2022, a decrease of $5 million, or 0.4%. Excluding the unfavorable impact of foreign currency translation, Organic growth decreased $5 million, or 0.4%, primarily driven by volume-related declines of 6.8%, offset by value realization of 6.4%. The decrease was driven by the impact of 2022 product discontinuations in the United States and market softness in China. The decrease was partially offset by the impact of a strong finish to the sun season in the United States, and strength across Latin America (“LATAM”) and Europe, Middle East, and Africa (“EMEA”) led by pricing and premiumization supported growth as supply recovery continued in the United States.

Skin Health and Beauty Segment Adjusted Operating Income

The Skin Health and Beauty Segment adjusted operating income decreased by $79 million, or 32.1% to $167 million for the fiscal three months ended October 1, 2023, primarily driven by the phasing and segment mix of marketing expense recognized in the quarter, the negative impact of transactional foreign currency fluctuations, and higher costs of key ingredients and packaging materials due to the impact of inflation. This decrease was partially offset by value realization and the realization of benefits associated with our supply chain optimization initiatives.

Essential Health Segment

Essential Health Segment Net Sales

The Essential Health Segment Net sales were $1.2 billion and $1.1 billion for the fiscal three months ended October 1, 2023 and October 2, 2022, respectively, with an increase of $34 million, or 3.0%. Excluding the unfavorable impact of foreign currency translation, Organic growth was $43 million, or 3.8%, primarily driven by value realization of 10.0%, partially offset by volume declines of 6.2%. Value realization was led by product innovation and premiumization throughout product categories.

Essential Health Segment Adjusted Operating Income

The Essential Health Segment adjusted operating income increased by $48 million, or 18.4% to $309 million for the fiscal three months ended October 1, 2023. The increase was primarily driven by the phasing and segment mix of marketing expense recognized in the quarter, value realization, and the realization of benefits associated with our supply chain optimization initiatives. This increase was partially offset by the higher costs of key ingredients and packaging materials due to the impact of inflation and the negative impact of transactional foreign currency fluctuations.

Results of Operations

Fiscal Nine Months Ended October 1, 2023 Compared with Fiscal Nine Months Ended October 2, 2022

Our results for the fiscal nine months ended October 1, 2023 and October 2, 2022 were as follows:

	Fiscal Nine Months Ended
	October 1, 2023	October 2, 2022	Change 2022 to 2023
(Dollars in Millions)			Amount	Percent
Net sales	$11,778	$11,183	$595	5.3%
Cost of sales	5,178	4,944	234	4.7%
Gross profit	6,600	6,239	361	5.8%
Selling, general, and administrative expenses	4,555	4,101	454	11.1%
Other operating income, net	(7)	(6)	(1)	(16.7)%
Operating income	2,052	2,144	(92)	(4.3)%
Other expense, net	65	19	46	*
Interest expense, net	154	—	154	*
Income before taxes	1,833	2,125	(292)	(13.7)%
Provision for taxes	496	422	74	17.5%
Net income	$1,337	$1,703	$(366)	(21.5)%

* Calculation not meaningful.

Net Sales

Net sales were $11.8 billion and $11.2 billion for the fiscal nine months ended October 1, 2023 and October 2, 2022, respectively, an increase of $595 million, or 5.3%. Excluding the impact of unfavorable changes in currency rates of $242 million, Organic growth was $837 million, primarily attributable to value realization, increased demand across our Self Care segment, including Pain Care and Cough, Cold and Allergy product categories, resulting from higher cold and flu incidences and successful brand activation and innovation. In Skin Health & Beauty, sequential share gains in sun care were fueled by a strong sun season care, strong e-commerce and club channel performance. Momentum in Essential Health continued as value realization and premiumization initiatives took hold.

Cost of Sales

Cost of sales were $5.2 billion and $4.9 billion for the fiscal nine months ended October 1, 2023 and October 2, 2022, respectively, an increase of $234 million, or 4.7% primarily attributable to impact of higher costs of key ingredients and packaging materials due to the impact of inflation. The increase was partially offset by the realization of benefits associated with our supply chain optimization initiatives and $106 million favorable translational currency impacts. Cost of sales as a percentage of Net sales decreased 20 basis points to 44.0% as compared to the prior year due to Net sales growth, which was primarily driven by value realization, partially offset by negative transactional foreign currency fluctuations. Gross profit margin was 56.0% and 55.8% for the fiscal nine months ended October 1, 2023 and October 2, 2022, respectively.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $4.6 billion and $4.1 billion for the fiscal nine months ended October 1, 2023 and October 2, 2022, respectively, an increase of $454 million, or 11.1%. SG&A as a percentage of Net sales increased 200 basis points to 38.7%, as compared to the prior year, primarily attributable to higher costs in enterprise functions as we prepared to operate on a standalone basis, transition services agreement costs with J&J, and an $224 million increase in non-recurring Separation-related costs. These cost increases were partially offset by favorable currency impacts of $65 million.

Other Operating Income, Net

Other operating income, net was $7 million compared to other operating income, net of $6 million for the fiscal nine months ended October 1, 2023 and October 2, 2022, respectively, an increase of $1 million. The increase was primarily driven by the reversal of a contingent liability that was no longer considered to be probable and the gain recognized on the sale of a manufacturing facility in Lancaster, Pennsylvania of $9 million, partially offset by litigation expense and the impact of net economic benefit arrangements with J&J in connection with the Deferred Local Business in the fiscal nine months ended October 1, 2023, see Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to our Condensed Consolidated Financial Statements included herein for additional information.

Other Expense, Net

Other expense, net was $65 million compared to other expense, net of $19 million for the fiscal nine months ended October 1, 2023 and October 2, 2022, respectively, an increase in expense of $46 million, primarily driven by higher foreign currency losses and losses on equity securities.

Interest Expense, Net

Interest expense, net was $154 million in the fiscal nine months ended October 1, 2023 as compared to $0 million in the fiscal nine months ended October 2, 2022. The increase was driven by interest expense recognized on the Senior Notes and notes issued under the commercial paper program, offset by interest income earned on the debt proceeds in escrow and the Facility Agreement, resulting in interest income of $33 million. See Note 4, “Borrowings,” to our Condensed Consolidated Financial Statements included herein for additional information.

Provision For Taxes

Provision for taxes was $496 million and $422 million for the fiscal nine months ended October 1, 2023 and October 2, 2022, respectively, an increase income tax expense of $74 million. The issuance of debt in the first quarter of 2023 resulted in an increase in annual interest and reduced our capacity to utilize foreign tax credits against U.S. foreign source income. As a result, we recorded a valuation allowance against a deferred tax asset related to future foreign tax credit benefits thus increasing the reported tax expense in the fiscal nine months ended October 1, 2023 as compared to the fiscal nine months ended October 2, 2022. In addition, the effective tax rate increased as a result of return to provision adjustments, offset by favorable foreign tax benefits.

Segment Results

Fiscal Nine Months Ended October 1, 2023 Compared with Fiscal Nine Months Ended October 2, 2022

The following table presents Segment net sales and Segment adjusted operating income and the period-over-period changes in Segment adjusted operating income for the fiscal nine months ended October 1, 2023 and October 2, 2022. See Note 14, “Segments of Business,” to our Condensed Consolidated Financial Statements included herein for further details regarding Segment net sales and Segment adjusted operating income.

	Fiscal Nine Months Ended
	October 1, 2023		October 2, 2022		Change 2022 to 2023
(Dollars in Millions)	Amount	Percent	Amount	Percent	Amount	Percent
Segment Net Sales
Self Care	$4,914	41.7%	$4,462	39.9%	452	10.1%
Skin Health and Beauty	3,377	28.7	3,262	29.2	115	3.5
Essential Health	3,487	29.6	3,459	30.9	28	0.8
Total segment net sales	$11,778	100.0%	$11,183	100.0%	$595	5.3%

Self Care	$1,741		$1,554		$187	12.0%
Skin Health and Beauty	517		616		(99)	(16.1)
Essential Health	770		821		(51)	(6.2)
Total segment adjusted operating income	$3,028		$2,991		$37	1.2%
Reconciliation to Income before taxes:
Depreciation	211		213
Amortization	242		265
Separation-related costs	333		109
Restructuring expense(1)	3		69
Conversion of share-based awards(2)	(25)		—
Other operating expense, net	(7)		(6)
General corporate/unallocated expenses	219		197
Total operating income	$2,052		$2,144
Other expense, net	65		19
Interest expense	154		—
Income before taxes	$1,833		$2,125
(1) Exclusive of the restructuring expense included in Other operating expense, net on the Company’s Condensed Consolidated Statements of Operations.
(2) As noted above, Segment adjusted operating income excludes the impact of the conversion of share-based awards (see Note 7, Stock-Based Compensation). This adjustment primarily represents the net impact of the gain on reversal of previously recognized stock-based compensation expense of $148 million, offset by stock-based compensation expense recognized in the fiscal third quarter of 2023 relating to employee services provided prior to the Separation of $123 million.

The following tables present a reconciliation of the change in U.S. GAAP Net sales to Organic growth for the fiscal nine months ended October 1, 2023 compared to the fiscal nine months ended October 2, 2022:

	Fiscal Nine Months Ended October 1, 2023 vs October 2, 2022(1)
	Reported Net sales change		Impact of foreign currency	Organic growth
(Dollars in Millions)	Amount	Percent	Amount	Amount	Percent
Self Care	$452	10.1%	$(84)	$536	12.0%
Skin Health and Beauty	115	3.5	(52)	167	5.1
Essential Health	28	0.8	(106)	134	3.9
Total	$595	5.3%	$(242)	$837	7.5%

	Fiscal Nine Months Ended October 1, 2023 vs October 2, 2022(1)
	Reported Net sales change	Impact of foreign currency	Organic growth
			Price/Mix(2)	Volume
Self Care	10.1%	(1.9)%	8.1%	3.9%
Skin Health and Beauty	3.5	(1.6)	7.2	(2.1)
Essential Health	0.8	(3.1)	10.0	(6.1)
Total	5.3%	(2.2)%	8.4%	(0.9)%

(1) Acquisitions and divestitures did not materially impact Net sales for the fiscal nine months ended October 1, 2023 or October 2, 2022.
(2) Also referred to as value realization.

Self Care Segment

Self Care Segment Net Sales

The Self Care Segment Net sales were $4.9 billion and $4.5 billion for the fiscal nine months ended October 1, 2023 and October 2, 2022, respectively, an increase of $452 million, or 10.1%. Excluding the unfavorable impact of foreign currency translation, Organic growth was $536 million or 12.0%, primarily driven by value realization of 8.1% and volume-related increases of 3.9% driven by increased demand for Cough, Cold, and Allergy products due to greater instances of respiratory illness, primarily in Europe and China, one-time supply replenishment, primarily in the United States related to low inventory levels at the start of the year, growth in Digestive Health, and innovation-based volume growth.

Self Care Segment Adjusted Operating Income

The Self Care Segment adjusted operating income increased by $187 million, or 12.0% to $1.7 billion for the fiscal nine months ended October 1, 2023, primarily driven by value realization and volume-related increases, portfolio optimization, and the realization of benefits associated with our supply chain optimization initiatives, partially offset by the negative impact of transactional foreign currency fluctuations, higher costs of key ingredients and packaging materials due to the impact of inflation, and increased SG&A expenses.

Skin Health and Beauty Segment

Skin Health and Beauty Segment Net Sales

The Skin Health and Beauty Segment Net sales were $3.4 billion and $3.3 billion for the fiscal nine months ended October 1, 2023 and October 2, 2022, respectively, an increase of $115 million, or 3.5%. Excluding the unfavorable impact of foreign currency translation, Organic growth was $167 million, or 5.1%, primarily driven by value realization of 7.2%, offset by volume-related decreases of 2.1%. The increase was driven by strong e-commerce and club channel performance, easing of supply chain constraints, one-time supply replenishment, and the impact of a strong sun season, partially offset by portfolio rationalization initiatives in 2022 coupled with market softness in China.

Skin Health and Beauty Segment Adjusted Operating Income

The Skin Health and Beauty Segment adjusted operating income decreased by $99 million, or 16.1% to $517 million for the fiscal nine months ended October 1, 2023, driven by increased SG&A expenses, higher costs of key ingredients and packaging materials due to the impact of inflation, and the negative impact of transactional foreign currency fluctuations, partially offset by value realization and the realization of benefits associated with our supply chain optimization initiatives.

Essential Health Segment

Essential Health Segment Net Sales

The Essential Health Segment Net sales were $3.5 billion and $3.5 billion for the fiscal nine months ended October 1, 2023 and October 2, 2022, respectively, an increase of $28 million, or 0.8%. Excluding the unfavorable impact of foreign currency translation, Organic growth was $134 million, or 3.9%, primarily driven by value realization of 10.0%, most notably in Women’s Health and strong momentum in Oral Care globally, partially offset by volume declines of 6.1%. Overall volume declines were driven by category contractions, as well as our supply suspension of certain personal care products in Russia since March 2022.

Essential Health Segment Adjusted Operating Income

The Essential Health Segment adjusted operating income decreased by $51 million, or 6.2% to $770 million for the fiscal nine months ended October 1, 2023. The decrease was primarily attributable to higher costs of key ingredients and packaging materials due to the impact of inflation on costs, the negative impact of transactional foreign currency fluctuations, and increased SG&A expenses, partially offset by value realization and the realization of benefits associated with our supply chain optimization initiatives.

Liquidity and Capital Resources

Prior to April 4, 2023, our working capital requirements and capital expenditures were satisfied as part of J&J’s corporate-wide cash management and centralized funding programs, and a substantial portion of our cash was transferred to J&J. Cash and cash equivalents held by J&J at the corporate level were not specifically identifiable to us.

Effective April 4, 2023, upon completion of the Consumer Health Business Transfer, we no longer participate in J&J’s corporate-wide cash management and centralized funding programs.

Cash Flows

Summarized cash flow information for the fiscal nine months ended October 1, 2023 and October 2, 2022 were as follows:

	Fiscal Nine Months Ended		Change
(Dollars in Millions)	October 1, 2023	October 2, 2022	Amount	Percent
Net income	$1,337	$1,703	$(366)	(21.5)%
Net changes in assets and liabilities	$492	$(542)	$1,034	*
Net cash flows from operating activities	$2,218	$1,881	$337	17.9%
Net cash flows used in investing activities	$(223)	$(223)	$—	—%
Net cash flows used in financing activities	$(2,144)	$(1,520)	$(624)	41.1%

*Calculation not meaningful.

Operating Activities

Net cash flows from operating activities were $2.2 billion and $1.9 billion for the fiscal nine months ended October 1, 2023 and October 2, 2022, respectively, an increase of $337 million. The increase was primarily attributable to changes in working capital balances driven by increases accounts payable and accrued liabilities due to the timing of payments and a decrease in inventory balances compared to the prior year period due to increased demand and the rebuilding of inventory levels by customers following supply shortages in the prior year.

Investing Activities

Net cash flows used in investing activities were $223 million and $223 million for the fiscal nine months ended October 1, 2023 and October 2, 2022, respectively. Cash used in investing activities in both the fiscal nine months ended October 1, 2023 and October 2, 2022 was primarily driven by purchases of property, plant, and equipment, partially offset by the proceeds from the sale of assets.

Financing Activities

Net cash flows used in financing activities were $2.1 billion and $1.5 billion for the fiscal nine months ended October 1, 2023 and October 2, 2022, respectively. Cash flows used in financing activities for the fiscal nine months ended October 1, 2023 primarily reflect $13.8 billion in distribution to J&J in connection with the Separation, partially offset by $7.7 billion of net proceeds from Senior Notes (as defined below), $0.5 billion of net proceeds from the issuance of commercial paper under the Commercial Paper Program (as defined below), and $4.2 billion of proceeds from the sale of common stock in connection with the Kenvue IPO. In addition, we recognized Net transfers to J&J of $274 million and $1.5 billion for the fiscal nine months ended October 1, 2023 and October 2, 2022, respectively. Net transfers to J&J were driven by cash pooling and general financing activities, indirect corporate cost allocations from J&J, and taxes deemed to be settled with J&J. For further details regarding Net transfer to J&J, see Note 8, “Related Parties,” to our Condensed Consolidated Financial Statements included herein.

Sources of Liquidity

In connection with the Separation, our capital structure and sources of liquidity have changed from our historical capital structure because of our issuances of shares, the Kenvue IPO, and the Debt Financing Transactions. As of April 4, 2023, we no longer participate in J&J’s corporate-wide cash management and centralized funding programs. Our ability to fund our operating needs will depend on our ability to continue to generate positive cash flow from operations, and on our ability to obtain debt financing on acceptable terms or to issue additional equity or equity-linked securities. Based upon our history of generating positive cash flows, we believe our existing cash and cash generated from operations will be sufficient to service our current obligations for at least the next 12 months. Management believes that our cash balances and funds provided by operating activities, along with expected borrowing capacity and access to capital markets, taken as a whole, provide adequate liquidity to meet all of our current and long-term obligations when due, including third-party debt that we incurred in connection with the Separation, adequate liquidity to fund capital expenditures, and flexibility to meet investment opportunities that may arise. However, we cannot assure you that we will be able to obtain additional debt or equity financing on acceptable terms in the future.

On March 22, 2023, we issued eight series of senior unsecured notes (the “Senior Notes”) in an aggregate principal amount of $7.75 billion in a private placement. The net proceeds to us from the Senior Notes offering was $7.7 billion after deductions of discounts and issuance costs of $77 million. The net proceeds were reflected as Restricted cash on our Condensed Consolidated Balance Sheets prior to their release from escrow on April 5, 2023. Upon release from escrow, these funds were loaned to J&J through the Facility Agreement dated April 5, 2023. For further details on the Senior Notes and Facility Agreement, see Note 4. “Borrowings,” to our Condensed Consolidated Financial Statements included herein. The unamortized debt issuance costs related to the Senior Notes as of October 1, 2023 were approximately $73 million. The interest payments are due on March 22 and September 22 of each year, commencing September 22, 2023.

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

On April 5, 2023, we entered into the Facility Agreement, allowing us to lend the proceeds from the issuance of debt (including commercial paper) in an aggregate amount of $8.9 billion to J&J. Interest on loans made from the Facility Agreement was charged at an interest rate equal to the Secured Overnight Financing Rate (“SOFR”) less an adjusted margin of 15 basis points, with a floor of 0% (a weighted average interest rate of 4.7%) to be paid monthly in arrears. We recognized interest income of $33 million in the fiscal three and nine months ended October 1, 2023 in relation to the Facility Agreement.

Upon completion of the Kenvue IPO on May 8, 2023, the Facility Agreement was terminated and the balance of the Facility Agreement, and all accrued interest, were repaid by J&J, for a total cash inflow of $9.0 billion. We remitted this cash back to J&J as a part of the distribution to J&J in connection with the Separation.

On March 6, 2023, we entered into a credit agreement providing for a five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $4.0 billion to be made available in U.S. dollars and Euros. As of October 1, 2023, we had no outstanding balances under its Revolving Credit Facility.

On March 3, 2023, we entered into a commercial paper program (the “Commercial Paper Program”). Our Board of Directors has authorized the issuance of up to $4.0 billion in an aggregate principal amount of commercial paper under the Commercial Paper Program. Any such issuance will mature within 364 days from date of issue. The Commercial Paper Program contains representations and warranties, covenants and default that are customary for this type of financing. The commercial paper notes issued under the Commercial Paper Program are unsecured notes ranking at least pari passu with all of our other senior unsecured indebtedness. Prior to the Kenvue IPO, we issued $1.25 billion under the Commercial Paper Program which, collectively with the Senior Notes, are referred to as the “Debt Financing Transactions”. Inclusive of amounts issued as a part of the Debt Financing Transactions, the Company issued $3.8 billion of commercial paper notes and repaid $3.3 billion in connection with its stated maturities during the fiscal nine months ended October 1, 2023. As of October 1, 2023, the Company had $513 million of outstanding balances under its Commercial Paper Program, net of a related discount of $2 million.

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

We accrued interest expenses of $115 million and $244 million for the fiscal three and nine months ended October 1, 2023, respectively and interest income of $15 million and $90 million for the fiscal three and nine months ended October 1, 2023, respectively. The net amount was included in Interest expense, net on our Condensed Consolidated Statements of Operations.

On July 20, 2023, the Company’s Board of Directors declared a $0.20 cash dividend for the third quarter of 2023 to shareholders. The third quarter dividend of $0.20 per share on the outstanding common stock of the Company was paid on September 7, 2023 to shareholders of record as of the close of business on August 28, 2023.

As of October 1, 2023, we were in compliance with all financial covenants and no default or event of default has occurred.

We expect to utilize our cash flows to continue to invest in our brands, digital capabilities, talent and growth strategies, to repay our indebtedness over time, and for general corporate purposes.

Future Cash Requirements

We expect our future cash requirements will relate to working capital, capital expenditures, restructuring and integration, benefit obligations, interest expense and debt service obligations, litigation costs, and the return of capital to shareholders, including through the payment of any dividend. On October 26, 2023, the Company announced that its Board of Directors declared a $0.20 cash dividend for the fourth quarter of 2023 to shareholders. The fourth quarter dividend of $0.20 per share on the outstanding common stock will be payable on November 22, 2023 to shareholders of record as of the close of business on November 8, 2023. In addition, we may use cash to enter into business development transactions, such as licensing arrangements or strategic acquisitions.

In addition to our working capital requirements, as of October 1, 2023, we expect our primary cash requirements for 2023 to include capital expenditures. We have made payments of $246 million for property, plant, and equipment for the fiscal nine months ended October 1, 2023.

Kenvue’s Board of Directors has authorized a share repurchase program, under which we are authorized to repurchase up to 27 million shares of our outstanding common stock in open market or privately negotiated transactions. The program has no expiration date and may be suspended or discontinued at any time. The intent of this repurchase program is to offset dilution from the vesting or exercise of equity awards under Kenvue’s equity incentive plan.

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

Inflation Risk

Inflationary pressures have recently increased, and may continue to increase, the costs of raw materials, packaging components, and other inputs for our products. Since 2021 and continuing throughout the fiscal nine months ended October 1, 2023, we have experienced, and we continue to experience, higher than expected inflation, including escalating transportation, commodity, and other supply chain costs and disruptions that have affected, and continue to affect, our results of operations. We have partially offset the impact of inflation largely through price increases, in addition to continued supply chain optimization initiatives.

However, if our costs continue to be subject to significant inflationary pressures, we may not be able to offset such higher costs through price increases, which could adversely affect our business, results of operations, or financial condition.

Interest Rate Risk

Our cash equivalents and marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Holding other estimates constant, a hypothetical 1% increase or decrease in interest rates would not have had a material impact on the value of our cash and cash equivalents as of October 1, 2023 and January 1, 2023.

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

During the first quarter of 2023, we settled the forward starting interest rate swaps and received approximately $38 million upon settlement, resulting in a gain in Accumulated other comprehensive loss. The gain in Accumulated other comprehensive loss will be amortized and recorded in Other expense, net on our Condensed Consolidated Statements of Operations over the life of the 5-year, 10-year and 30-year bonds.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures. At the end of the period covered by this report, management of the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Thibaut Mongon, Chief Executive Officer, and Paul Ruh, Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Mongon and Ruh concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

Item 1A. RISK FACTORS

The information called for by this item is incorporated herein by reference to the section entitled “Risk Factors” in our Split-Off Prospectus. Any of these factors could result in a significant or material adverse effect on our result of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by the Company during the fiscal three months ended October 1, 2023.

Item 5. OTHER INFORMATION

During the fiscal quarter ended October 1, 2023, none of the Company's directors or officers (as defined in Rule 16a1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the conditions of the affirmative defense provided by Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Executive Severance Pay Plan of Kenvue Inc. and U.S. Affiliated Companies

On October 30, 2023, the Compensation and Human Capital Committee of the Board of Directors adopted the Executive Severance Pay Plan of Kenvue Inc. and U.S. Affiliated Companies (the “Severance Plan”) effective August 23, 2023.

The Severance Plan provides for the payment of severance and other benefits to certain eligible employees, including the Company’s executive officers. The Severance Plan provides that in the event of an involuntary termination by the Company without “cause”, or termination by an executive officer for “good reason” (each as defined in the Severance Plan) (each, a “Severance Event”), the Company will provide:

•in the case of the Chief Executive Officer, cash severance equal to two times the sum of the CEO’s annual base salary and target bonus, payable in equal installments over 24 months; and
•in the case of each other executive officer, cash severance equal to one and a half times the sum of his or her annual base salary and target bonus, payable in equal installments over 18 months.

In addition, if an executive officer experiences a Severance Event in the 24-month period following a “change of control” (as defined in the Kenvue Long-Term Incentive Plan), the Company will provide:

•in the case of the CEO, cash severance equal to two and a half times the sum of the CEO’s annual base salary and target bonus, payable in a lump sum; and
•in the case of each other executive officer, cash severance equal to two times the sum of his or her annual base salary and target bonus, payable in a lump sum.

The Severance Plan also provides for the continuation of health insurance coverage for all executive officers (at active employee rates) for 52 weeks and eligibility for outplacement assistance benefits. Additionally, the Severance Plan provides for a “best-net cutback” if any executive officer would be subject to the excise tax imposed by Section 280G of the Internal Revenue Code.

As a condition to receiving the severance compensation and benefits described above, a participant will be required to sign, and not revoke, a customary release of claims in favor of the Company and its affiliates and remain in compliance with any restrictive covenant obligations.

The above description is a summary of the terms of the Severance Plan and is subject to and qualified in its entirety by the terms of the Severance Plan, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

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

10.1	Kenvue Inc. Executive Severance Pay Plan, dated as of August 23, 2023 *†
10.2	Kenvue Inc. Amended & Restated Deferred Fee Plan for Directors, dated as of September 19, 2023 *†
10.3	Form of Founder Global Performance Share Unit Award Agreement *†
10.4	Form of Founder Global Nonqualified Stock Option Award Agreement *†
18	Preferability Letter of PricewaterhouseCoopers LLP, dated November 3, 2023, relating to Change in Accounting Principle *
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith
† Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kenvue Inc.

Date: November 3, 2023	/s/ PAUL RUH
Paul Ruh
Chief Financial Officer (Principal Financial Officer)

Date: November 3, 2023	/s/ HEATHER HOWLETT
Heather Howlett
Chief Accounting Officer (Principal Accounting Officer)