Form 10-K
period 2023-12-31
Kenvue Inc.
filed 2024-03-01
CIK 1944048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).         ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates of the registrant was $5.3 billion as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the ordinary shares on the New York Stock Exchange.
On February 23, 2024, 1,914,581,851 shares of Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement for the 2024 Annual Meeting of the Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2023.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and Kenvue Inc.’s (“Kenvue,” the “Company” or “we”) other publicly available documents contain forward-looking statements within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives, and projections about the future. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “estimates”, and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impact of planned acquisitions and dispositions; our strategy for growth and cost savings; product development activities; regulatory approvals; market position; expenditures; and the effects of the Separation (as defined in Item 1, “Business”) on our business.

Because forward-looking statements are based on current beliefs, expectations, and assumptions regarding future events, they are subject to risks, uncertainties, and changes that are difficult to predict and many of which are outside of our control. You should realize that if underlying assumptions prove inaccurate, or known or unknown risks or uncertainties materialize, our actual results and financial condition could vary materially from expectations and projections expressed or implied in our forward-looking statements. Risks and uncertainties include but are not limited to:

•Our ability to expand globally, implement our digital-first approach and respond appropriately to competitive pressure, including pressure from private-label brands and generic non-branded products, market trends, costs and cost-saving initiatives, and customer and consumer preferences;
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
•The impact of negative publicity and failed marketing efforts;
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
•Interruptions, breakdowns, invasions, corruptions, destruction, and breaches of our information technology systems or those of a third party;
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
•Legal proceedings related to talc or talc-containing products, such as Johnson’s® Baby Powder, sold outside the United States and Canada and other risks and uncertainties related to talc or talc-containing products, including our former parent Johnson & Johnson’s ability to fully satisfy its obligation to indemnify us in the United States and Canada for the Talc-Related Liabilities (as defined in Note 17, “Commitments and Contingencies,” to the Consolidated Financial Statements included herein);
•The impact of legal proceedings and the uncertainty of their outcome, whether or not we believe they have merit;
•Changes to applicable laws, regulations, policies, and related interpretations;
•Changes in tax laws and regulations, increased audit scrutiny by tax authorities and exposures to additional tax liabilities potentially in excess of existing reserves;
•The impact of inflation and fluctuations in interest rates and currency exchange rates;
•Potential changes in export/import and trade laws, regulations, and policies;
•The impact of a natural disaster, catastrophe, epidemic, pandemic, and global tension, including armed conflict such as the ongoing military conflict between Russia and Ukraine, the recent military conflicts in the Middle East, or other event;
•The impact of impairment of our goodwill and other intangible assets;
•Our ability to access credit markets and maintain satisfactory credit ratings;
•Our ability to achieve the expected benefits of the Separation from Johnson & Johnson and related transactions;
•Certain Johnson & Johnson executive officers continuing to serve as our directors, which may create conflicts of interest or the appearance thereof;
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

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this Annual Report on Form 10-K, including under Item 1A. “Risk Factors,” and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). You should understand that it is not possible to predict or identify all such factors and you should not consider the risks described above to be a complete statement of all potential risks and uncertainties. We do not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments, except as required by law.

PART I.

Item 1. BUSINESS

Company Overview

At Kenvue, our purpose is to realize the extraordinary power of everyday care. With $15.4 billion in net sales in 2023, we are the world’s largest pure-play consumer health company by revenue. We seek to deliver sustainable profitable growth through delivering science-backed innovative products, solutions and experiences centered around consumer health. With a presence in more than 165 countries worldwide and an over 135-year legacy, we are a global leader at the intersection of healthcare and consumer goods. We operate our business through three reportable business segments: 1) Self Care, 2) Skin Health and Beauty, and 3) Essential Health. Our differentiated portfolio comprises a range of products that include iconic brands and widely recognized household names such as Tylenol®, Neutrogena®, Listerine®, Johnson’s®, BAND-AID® Brand Adhesive Bandages, Aveeno®, Zyrtec®, and Nicorette®. This broad portfolio allows us to provide holistic consumer health solutions to our consumers across a spectrum of product categories and hold leading positions across numerous large and attractive categories globally. These comprehensive solutions are backed by science and several of our brands have a long history of recommendations by healthcare professionals, which further reinforces our consumers’ confidence in our brands.

Our brand portfolio and global scale across four regions—1) North America, 2) Asia Pacific (“APAC”), 3) Europe, Middle East, and Africa (“EMEA”), and 4) Latin America (“LATAM”)—and is well balanced geographically with approximately half of its net sales generated outside North America in 2023. We aim to leverage our flexible distribution network, consumer health thought leadership and data-driven customer partnerships to continue to drive joint value creation for us and our retail customers. Underpinned by Kenvue’s Healthy Lives Mission, our comprehensive Environmental, Social, and Governance (“ESG”) strategy, our core capabilities are supported by our commitment to building a resilient and sustainable business that creates value for all our stakeholders over the long term.

Separation from Johnson & Johnson

In November 2021, Johnson & Johnson (“J&J”), our former parent company, announced its intention to separate its Consumer Health segment (the “Consumer Health Business”) into an independent publicly traded company (the “Separation”). Kenvue was incorporated in Delaware in February 2022, as a wholly owned subsidiary of J&J, to serve as the ultimate parent company of J&J’s Consumer Health Business. In April 2023, J&J completed the transfer of substantially all of the assets and liabilities of the Consumer Health Business to us and our subsidiaries. In May 2023, we completed an initial public offering (the “IPO” or “Kenvue IPO”) of approximately 10.4% of our outstanding common stock and began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “KVUE.” Following the Kenvue IPO, J&J owned approximately 89.6% of our outstanding common stock. In July 2023, J&J announced an exchange offer (the “Exchange Offer”) under which its shareholders could exchange shares of J&J common stock for shares of our common stock owned by J&J. In August 2023, J&J completed the Exchange Offer and exchanged shares representing 80.1% of our common stock, completing the Separation from J&J and transition to being a fully independent public company. Following the Separation, J&J continues to own approximately 9.5% of our outstanding common stock.

See Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included herein for additional information.

We entered into a separation agreement (the “Separation Agreement”) and various agreements with J&J for the purpose of effecting the Separation. These agreements provide a framework for our relationship with J&J and govern various interim and ongoing relationships between us and J&J that follow the completion of the Kenvue IPO. See Note 12, “Relationship with J&J,” to the Consolidated Financial Statements included herein for additional information on these agreements.

Brands and Product Portfolio

We have a world-class, intentionally designed, portfolio of iconic, trusted brands that are leaders in their respective categories, and include some of the most recognizable household names across its industry. Our overall strategy prioritizes operating our portfolio in a highly targeted manner, focusing on the most attractive categories and geographic markets.

Each of our reportable segments are focused on driving financial performance by leveraging specific category expertise and capabilities while also benefiting from our scale to collaborate across the organization, including in brand management and marketing, R&D and innovation, insights and analytics and digital commerce. The reportable global segments are as follows:

•Self Care. Our Self Care product categories include: Pain Care; Cough, Cold, and Allergy; and Other Self Care (Digestive Health; Smoking Cessation; Eye Care; and Other). Major brands in the segment include Tylenol®, Motrin®, Benadryl®, Nicorette®, Zyrtec®, Zarbee’s®, ORSLTM, Rhinocort®, and Calpol®. Our Self Care brands offer accessibility to health care solutions with over-the-counter medicines and other naturally inspired products. These brands deliver connected health offerings, including digital diagnostics and telemedicine, to expand its personalized solutions to consumers.
•Skin Health and Beauty. Our Skin Health and Beauty product categories include: Face and Body Care; and Hair, Sun, and Other. Major brands in the segment include Neutrogena®, Aveeno®, Dr.Ci:Labo®, OGX®, Le Petit Marseillais®, Lubriderm®, and Rogaine®. Our portfolio of skin and hair care brands focus on dermatological solutions by leveraging partnerships with skin experts and scientific expertise to create differentiated, science-backed products recommended by healthcare professionals.
•Essential Health. Our Essential Health product categories include: Oral Care; Baby Care; and Other Essential Health (Women’s Health; Wound Care; and Other). Major brands in the segment include Listerine®, Johnson’s®, BAND-AID® Brand Adhesive Bandages, Stayfree®, o.b.® tampons, Carefree®, and Desitin® Diaper Rash. Our Essential Health brands deliver positive experiences and outcomes for consumers at every stage of life and raise standards of personal care across baby care, wound care, oral care, and menstrual health categories.

Brand Marketing

Our digital-first approach to marketing is centrally focused on the consumer. Our marketing organization places the consumer at the center of all decisions related to our product delivery, services offering and the experiences we create. Our marketing footprint spans four regions, and our global presence allows us to tailor our marketing strategy and campaigns to the distinctive needs of our consumers in local markets throughout the world. It is our global scale and modern marketing capabilities that enable deep human-level connections with consumers.

We understand, by leveraging insights across our product offerings, that consumer behavior and expectations are constantly changing. Based on these consumer insights, we are continuously evolving our brand messaging to ensure that we drive relevance with consumers and healthcare professionals, ultimately seeking to stimulate demand to drive growth. Our marketing expertise is built on a combination of human empathy, science that improves health outcomes and a digital-first approach to our content and media ecosystem.

Our consumer-first approach and rigorous clinical testing allows us to articulate science in ways that meet the needs of our consumers and healthcare professionals as we win their trust, endorsement and loyalty.

We are a digital-first modern marketing company. Since our leadership team took the helm in 2019, we have significantly increased our share of digital spend from approximately 44% of total media spend in 2019 to approximately 73% in 2023. This shift towards digital media has enabled flexibility and allowed us to efficiently reach high-value audiences that drive scaled demand.

In addition, through this shift to digital-first approach, we can continually evaluate the impact of its media investments and consumer communications through data science and analytics. We ultimately use media ROI to evaluate and invest in these next-best growth channels and opportunities. Our combined digital-first precision capabilities maximize reach, performance and returns while reducing costs.

Product Development and Innovation

Our R&D organization combines deep, multi-disciplinary scientific expertise and engagement with healthcare professionals and places human empathy at the heart of our product development process. We leverage our extensive capabilities and consumer insights to drive innovative new products and solutions that meet the specific needs of our consumers while enhancing their overall standard of care.

We have a passionate, global team of approximately 1,500 scientists, doctors, pharmacists and engineers with expertise across a range of core disciplines, including formulation science, regulatory affairs, quality, medical affairs, medical safety, clinical operations, microbiology and packaging. Our R&D organization operates a global footprint of innovation hubs located close to consumers in key geographic markets.

Our global R&D teams coordinate across the product development lifecycle in partnership with consumers and our long-standing relationships with healthcare professionals and academic institutions to co-create a continuous pipeline of meaningful innovation.

We have built extensive capabilities, through our translational science and consumer insights teams, to understand our consumers’ and healthcare professionals’ key needs and current challenges, ensuring that our products are centered around human empathy. Across our end-to-end organization, we have continuous touchpoints with our consumers and healthcare professionals, utilizing a suite of digital tools to ensure we hear from our consumers regardless of where they are located. Our insights, design, marketing and research teams then leverage these consumer insights to identify key unmet needs and potential product opportunities.

Supply Chain and Manufacturing

Our global and balanced manufacturing footprint provides us with the flexibility and agility to benefit from economies of scale and global supply chain agreements, enabling us to grow our business and expand margins. We are continuously modernizing our supply chain operations while better connecting with and serving customers. Our end-to-end, digitally connected supply chain ecosystem is designed to optimize the flexibility and agility of our route-to-market. Reliability and resiliency remain our priority throughout our fit-for-purpose supply chain, ensuring that we can deliver our products to our customers and consumers whenever and wherever they need them.

Our supply chain network is purpose-built to deploy resources across the globe where they are most needed. Our sourcing, manufacturing, and demand planning capabilities are continuously optimized to meet evolving market dynamics. Our extensive distribution network and sales organization enable us to establish strategic partnerships with key suppliers and retailers across multiple markets and channels, where we further leverage our scale to drive flexible manufacturing capacity and supply chain optimization. We believe this approach builds and supports our resilience across economic cycles and allows us to prioritize or expand our geographic focus based on our strategic priorities.

Sources and Availability of Materials

We maintain global operations and work with a vast supplier base. The principal raw materials used in our products include resin, pulp and corn derivatives, vegetable oils and oleochemicals. The majority of raw and packaging materials used are purchased from third parties and available from several sources. We do purchase certain raw and packaging materials from single-source suppliers or a limited number of suppliers; however, no single supplier provides a significant portion of our total material requirements. Certain raw and packaging material commodities are subject to market price variations. For further information regarding the impact of changes in commodity prices, see Item 1A, “Risk Factors—Volatility in the cost or availability of raw materials and other inputs for our products, including due to military conflicts, has adversely affected, and could in the future continue to adversely affect, our business, results of operations or financial condition.”

Manufacturing Footprint

Our in-house manufacturing footprint delivered over half of our production volume in 2023, with the remaining production volume being supplied by an extensive network of external manufacturing facilities operated by trusted third-party suppliers. This combination provides us with significant operational flexibility enhancing our ability to respond to demand while optimizing capital allocation.

Warehousing and Distribution Capabilities

Our distribution network is designed to respond to increasingly complex consumer and customer demand. The majority of our distribution centers are operated in partnership with expert third-party operators in order to leverage their scale, expertise and technology platforms. In all cases, whether in-house or external, our distribution centers must comply with its rigorous quality compliance standards and are subject to our audit process.

Quality Control and Compliance

With a rigorous approach to product safety and quality control, we have a strong culture of quality across our end-to-end organization enhanced by rigorous compliance procedures. We invested in quality systems and data analytics platform to further drive proactive quality management and improve the effectiveness of our quality control system.

Suppliers are key partners in our commitment to quality and therefore are expected to provide services and goods that consistently meet our quality standards. In order to ensure compliance with our high-quality standards, we conduct regular quality audits of our supplier base and their facilities.

Our supply chain is also subject to external audits by national regulatory bodies, including the U.S. Food and Drug Administration (“FDA”), which conduct multiple regulatory inspections every year.

Competition

The consumer health and personal care sectors are large and dynamic, with a significant number of competitors that vary from well-established consumer packaged goods (“CPG”) companies with well-known legacy businesses globally to emerging niche-oriented brands.

Given the breadth of our portfolio and global footprint, we compete with a broad set of competitors that include: 1) consumer healthcare businesses that are either independent or part of larger pharmaceutical groups; 2) global CPG companies that operate in similar or adjacent categories; 3) regional companies that operate in our categories within the markets in which we compete; 4) generic over-the-counter (“OTC”) manufacturers and private-label brands together with their customers in both traditional retail and online; and (5) emerging niche-oriented brands in our categories with distribution either through traditional retail or online and direct-to-consumer (“DTC”) channels. Across our three core segments, we experience significant degrees of competition.

Our key competitors for each segment globally include:

•Self Care. Haleon, Procter & Gamble, Reckitt Benckiser Group, and private-label brands
•Skin Health and Beauty. Beiersdorf, L’Oréal, Procter & Gamble, Unilever, and private-label brands
•Essential Health. Colgate-Palmolive, Kimberly Clark, Procter & Gamble, Unilever, and private-label brands

See “Risk Factors” for additional information on our competitive risks.

Environmental, Social, and Governance

Our ESG management approach is designed to effectively govern and manage impacts and risks while also enabling us to identify opportunities that accelerate innovation and growth and drive business value for all our stakeholders. In October 2023, we launched an update of our Healthy Lives Mission, which includes public ESG goals and commitments intended to position our brands as healthy choices for both people and the planet and to better manage ESG-related impacts, risks, and opportunities. Kenvue’s Healthy Lives Mission is our call for everyday care in action and is supported by three pillars: nurture Healthy People, enrich a Healthy Planet, and maintain Healthy Practice. Within these three pillars, we are focused on nine priority areas for which we have established goals and commitments to hold ourselves accountable and demonstrate progress:

•Nurture Healthy People. We aim to advance the well-being of the communities in which we operate and equip them with innovative products and actionable information to make healthier decisions everyday.
◦Diversity, Equity & Inclusion
◦Workforce Health, Safety & Well-being
◦Public Health + Product Quality & Consumer Safety

•Enrich a Healthy Planet. We strive to enrich a healthy planet by making responsible and renewable choices to help safeguard the earth’s health and resources while managing the impacts we create.
◦Climate Change
◦Plastics
◦Biodiversity, Land & Forests + Waste
•Maintain Healthy Practice. We believe in promoting a culture of integrity, ethics and transparency to build trust and create meaningful, long-term value.
◦Sustainable Product Innovation
◦Product Transparency
◦Human Rights & Labor + Ethics & Compliance

Environmental

Human health is inseparably linked to environmental health, and as the world’s largest pure-play consumer health company by revenue, our commitment to everyday care extends to the planet we call home. We are dedicated to advancing sustainability across our operations – from product and packaging design to material sourcing, manufacturing and transportation. Our Healthy Planet goals include:

•Climate change: reduce our carbon footprint and the impact of climate change across our operations and value chain
•Plastics: improve sustainability of product packaging
•Biodiversity, land & forest: source materials responsibly and avoid deforestation

Social

We strive to advance the well-being of the communities in which we operate and aim to equip them with innovative products and information to make healthier decisions every day.

Our goal is to put the power of everyday care into the hands of consumers around the world. We are dedicated to raising the standard of personal care and tackling preventable diseases through our products and resources—helping people with the tools to make healthier choices for themselves, their loved ones, and the planet.

For more information, see “—Human Capital” below.

Governance

We support our culture of integrity, ethics and transparency to build trust and create meaningful, long-term value. Whether for people, business partners or our planet, the Kenvue purpose of realizing the power of everyday care guides how we treat our people, innovate, conduct business, and design our products.

Our Board of Directors (the “Board”) is ultimately responsible for independent oversight of our ESG impacts, risks, and opportunities and for ensuring our ESG priorities and commitments are integrated into Kenvue’s long-term strategy. On an annual basis, our full Board receives an update on our “Healthy Lives Mission”, and on our ESG performance. In addition, oversight for ESG, sustainability and reporting is allocated across all three key Committees of the Board, and after each regularly scheduled Committee meeting, the Committees report to our full Board with updates on their areas of designated ESG oversight responsibilities.

Our Board has adopted Principles of Corporate Governance to assist it in guiding our governance practices. In addition, among other policies, our Board has adopted a Kenvue Code of Conduct designed to provide employees with guidance on our compliance policies and a Code of Business Conduct & Ethics for Members of our Board of Directors and Executive Officers that sets forth additional guidelines applicable to members of our Board and Kenvue’s executive officers, both of which can be found on our website at https://investors.kenvue.com/governance/governance-documents/.

We are proud of what we have already achieved and will provide more details about our progress against these goals and commitments when we publish our 2024 Healthy Lives Mission Report, which will be available on https://investors.kenvue.com/esg. References to our 2024 Healthy Lives Mission Report are for informational purposes only and neither the 2024 Healthy Lives Mission Report nor the other information on our website is incorporated by reference into this Annual Report on Form 10-K.

Human Capital

Company Culture

At Kenvue, we strive to build a culture of performance that rewards for impact. We are united by a common Purpose to realize the extraordinary power of everyday care and anchored in our core values: 1) we put people first, 2) we care fiercely, 3) we earn trust with science, and 4) we solve with courage. We strive to provide an environment where every employee (or Kenvuer) can be at their best, do meaningful work in service of our customers and consumers, be inspired by a strong sense of belonging and meaningful growth opportunities, and be rewarded for their impact.

Demographics

As of December 31, 2023, we had approximately 22,000 employees, with approximately 25% located in North America, 28% in EMEA, 29% in APAC, and 18% in Latin America. Approximately 99% of our global employees were full time and 1% were part-time employees. Our global workforce covers a broad range of functions, including manufacturing employees making up 24% of our workforce.

Diversity, Equity, and Inclusion

We believe that our commitment to diversity, equity and inclusion drives collaboration and strengthens our ability to compete effectively. Recognizing the importance of innovation in our industry to meet the evolving needs of our consumers, we remain focused on having the right capabilities and a workforce that is reflective of the customers and consumers we serve.

As of December 31, 2023, our global workforce was approximately 50% male and 50% female, and 36% of our U.S. employees identify as racial or ethnic minorities. Our manager-level and above positions were held by approximately 47% men and 53% women, and 36% of our U.S. employees in manager-level and above positions identified as racial or ethnic minorities. The Kenvue Leadership Team is globally diverse, currently represented by 9 different nationalities, and 54% of the Kenvue Leadership Team are women. We believe that bringing diverse backgrounds and perspectives together helps us drive innovation and deliver solutions that exceed customer expectations and creates long-term value. Our Code of Conduct specifically articulates our responsibility to create an inclusive environment and to respect the dignity and diversity of all people. Kenvue’s Healthy People goals and commitments include:

•Strengthen the representation of women at all management levels to reflect the market in which we operate;
•Strengthen ethnic representation within our U.S. workforce at all management levels to reflect the market in which we operate;
•Pay all Kenvuers equitably based on role, experience, market competitiveness and performance; and
•Achieve a company-wide Inclusion Index Score in the top quartile. The Inclusion Index is a favorability metric designed to assess the level of inclusion within our organization.

Our talent practices aim to drive higher levels of transparency, empowerment, and accountability that enables superior performance through high levels of engagement. For example, we have initiatives in place that aim to advance diverse representation by creating diverse interview teams and candidate slates and by expanding diversity outreach efforts through organizations that serve and engage talent from a variety of communities. We offer team members access to ongoing inclusion and diversity education and support throughout their career journey through employee resource groups known as Kenvuer Impact Networks and mentorship. In addition, we offer flexible work arrangements that enable agile ways of working and promote inclusion, health, well-being, empowerment, and accountability.

Learning and Development

We invest in the learning and development of all Kenvuers to ensure their skills remain relevant and keep pace with the rapid evolution in the marketplace. Learning can happen in different ways, including on-the-job, on special assignment, and in classroom training, to develop functional and/or leadership skills. Ultimately, our goal is to ensure this ongoing commitment to development and growth yields superior performance and higher levels of engagement that differentiates us from our competitors.

Engagement

We believe that an engaged workforce is more likely to deliver higher levels of performance and further differentiates us in the marketplace. We believe that open and honest communication among all team members creates a collaborative and inclusive work environment. We regularly conduct surveys that gauge Kenvuer sentiment in areas like strategic alignment, execution, inclusion, effectiveness of our people leaders, and career development.

We also strive to actively support the communities we serve worldwide as well as those in which our Kenvuers live and work through strategic investments. Our global community engagement program is just one way in which we connect our passionate purpose-driven workforce to fulfill our potential and create possibilities. We make financial contributions, provide in-kind charitable product donations and volunteer the time of team members to help non-profit organizations achieve their goals and generate societal impact.

Compensation, Benefits, and Well-being

We offer compensation and benefit programs designed to attract, develop, and retain top talent. We reward and recognize superior performance, support our growth and talent strategy, closely align Kenvuer compensation with company and individual performance, as well as attract, develop and retain top talent in a highly competitive environment. We aim to provide base pay that is competitive for a Kenvuer’s position, skill level, experience and geographic location. In addition to base pay, we seek to motivate and reward Kenvuers at certain job levels with annual cash incentives and equity awards. Additionally, we conduct periodic benchmarking analyses to help ensure Kenvue’s compensation programs remain competitive and regularly assess internal pay equity.

We offer competitive employee benefits packages, which vary by country and region, in support of the emotional, physical health, and well-being of our Kenvuers. These employee benefits packages may include retirement plan, core and supplemental life insurance, medical and dental insurance, health savings accounts, well-being reimbursement programs, adoption assistance, fertility benefits, and parental leave.

We work hard to create an environment where Kenvuers feel a strong sense of belonging, feel empowered to care for their health and well-being and that of their families, feel like they can grow and have fulfilling careers, and feel recognized and valued for their contributions.

Health, Safety, and Well-being

As a global leader in personal health and wellness, we believe in investing in Kenvuer health, safety, and well-being as foundational to our purpose and values. We have robust processes to identify potential safety risks associated with workplace activities, and to develop measures and implement controls to mitigate possible exposure to hazards. We support Kenvuers with general safety training and have implemented specific programs for those working in potentially high-risk environments.

Intellectual Property

We rely on a combination of intellectual property rights, including trademarks, trade secrets, patents and copyrights, as well as rights to third-party intellectual property pursuant to licenses and other contracts, to establish, maintain, protect and enforce the intellectual property and other proprietary information used in our business. Establishing, maintaining, protecting and enforcing our intellectual property and other proprietary rights in the United States and around the world is important to our success, and we consider these rights, in the aggregate, to be material to our business.

To facilitate the Separation and enable our operations to continue with minimal interruption following the Separation, J&J has granted licenses to use certain intellectual property rights retained by J&J that we used in the conduct of its business prior to the Separation, including the “Johnson & Johnson” name and signature and other legacy J&J branding, for a limited duration following the Separation. For additional information about these licenses, see the Company’s definitive proxy statement for its 2024 Annual Meeting of Shareholders, which will be filed within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates (the “Proxy Statement”).

Our brands are critical to our success, and trademark protection is an important part of establishing and maintaining brand recognition for our products in the United States and around the world. The vast majority of our net sales are derived from products bearing proprietary trademarks and trade names. These trademarks and trade names convey that the products we sell are “brand name” products. We seek to obtain protection for these trademarks and trade names by all appropriate means, and we consider them, in the aggregate, to be material to our business. For trademarks registered in the United States, a Declaration of Use must be filed between the fifth and sixth years after initial registration, then may be renewed in the tenth year, and renewed every 10 years after that, so long as the mark is still being used in commerce. Trademarks registered in other countries generally have varying terms and renewal policies.

We actively file and maintain a portfolio of patents in the United States and around the world and seek to obtain and enforce patent protection by all appropriate means. While we consider these patents, and the protection thereof, to be important, we do not consider any single patent to be material to any material product or product family, and we do not expect the expiration of any single patent to have a material impact on any material product or product family. In the United States, the patent term is generally 20 years from the date the earliest non-provisional patent application to which the patent claims priority is filed, and, in many other countries, the patent term is also generally 20 years from the filing date of the patent application.

Government Regulations

We are subject to extensive government regulations in the United States and around the world. U.S. federal authorities, including the FDA, the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), the Occupational Safety and Health Administration (“OSHA”), the Environmental Protection Agency (“EPA”) and the Drug Enforcement Administration (“DEA”), regulate various aspects of our business, along with parallel authorities at the state and local levels and comparable authorities in other jurisdictions. Government regulations in the United States and around the world apply to many areas of our business, including most aspects of our products. It is our policy and practice to comply with all government regulations applicable to our business. The process of obtaining regulatory approvals and complying with applicable federal, state and local regulations in the United States and around the world is complex, time-consuming and costly and may impact our business strategies. In addition, the global regulatory landscape is subject to rapid and unexpected changes, including as a result of the Russia-Ukraine War, the recent military conflict in the Middle East, and the general trend toward increasingly stringent regulation and enforcement around the world in recent years. For additional information about risks associated with government regulations, see “Risk Factors—Risks Related to Government Regulation and Legal Proceedings.”

New or more stringent laws or regulations, more restrictive interpretations of existing laws or regulations or increased enforcement actions by governmental and regulatory agencies around the world could increase our ongoing costs of compliance, alter the environment in which we do business or otherwise adversely affect our business, results of operations or financial condition.

We have products in a number of different regulatory classifications, and these classifications and their application to our products may vary from market to market. Accordingly, certain of our products are subject to varying levels of regulation in different geographic markets. The following description discusses the material effects of the regulatory landscape applicable to our business, with particular focus on the United States, the European Union, and China, which are some of our key geographic markets for our business from a regulatory perspective and markets that we believe are representative of the material differences in the regulation of our business across the various geographic markets in which we operate.

Quality and Safety

The FDA and comparable authorities in other jurisdictions regulate the facilities and operational procedures that we use to manufacture our products. We are required to register our facilities with these authorities. Products are required to be manufactured in our facilities in accordance with current Good Manufacturing Practices (“cGMP”) or similar manufacturing standards in each country in which we manufacture products.

In addition, many of our products are subject to regulation by the CPSC under the Poison Prevention Packaging Act (“PPPA”), the Consumer Product Safety Act, the Federal Hazardous Substances Act and other laws enforced by the CPSC. These statutes and related regulations establish safety standards and bans for consumer products. Certain state laws also address the safety of consumer products and may mandate reporting or labeling requirements. Noncompliance with these laws may result in penalties or other regulatory action and related reputational harm.

Drug Products

In order to market and sell a new drug product in the United States, a manufacturer must 1) file a New Drug Application (“NDA”) that shows the quality, safety and effectiveness of the new drug, 2) file an Abbreviated NDA that demonstrates the equivalence of a generic product to another company’s branded drug product or 3) comply with the FDA’s monograph system. Most of our OTC products marketed in the United States are regulated pursuant to the FDA’s monograph system. The monographs establish the conditions, such as active ingredients, uses (indications), doses, labeling and testing, under which an OTC drug is generally recognized as safe and effective and can be marketed without an NDA and FDA premarket approval.

Products marketed under the OTC monograph system are required to conform to specific quality, formula and labeling requirements. Monograph drug products that do not comply with these standards can be deemed unapproved new drugs and can be required to be withdrawn from the market. The Over-the-Counter Monograph Safety, Innovation, and Reform Act (the “OTC Monograph Reform Act”), enacted in March 2020, is expected to introduce significant reform to the OTC monograph system, including by replacing the FDA’s existing rule making process with an administrative order process for issuing, revising and amending OTC monographs. Under the OTC Monograph Reform Act, the FDA can also require manufacturers to conduct additional testing to ensure the safety and efficacy of monograph drug products. For example, in September 2021 the FDA issued a Proposed Order Amending the OTC Monograph for Sunscreen Drug Products requiring additional data for certain ingredients to ensure their safety. In addition, certain of our OTC products, including certain Zyrtec®, Zyrtec-D®, Pepcid®, and certain Imodium and Motrin products, are approved by the FDA through the NDA process rather than through the monograph system.

In addition, the DEA regulates certain of our OTC products containing pseudoephedrine, such as Sudafed® and Zyrtec-D®, pursuant to the Combat Methamphetamine Epidemic Act (“CMEA”). Among other requirements, the CMEA sets daily and 30-day sales limits for pseudoephedrine products purchased by consumers. We are also subject to similar regulations at the state level. Our OTC products containing pseudoephedrine are also subject to heightened regulatory regimes in other jurisdictions around the world.

In the European Union (“EU”), our OTC products, including certain Nicorette® products that are not marketed by us in the United States, are subject to extensive pre- and post-marketing regulation by regulatory authorities at both the EU and EU Member State level. There are several administrative mechanisms to request regulatory approval of OTC products, including 1) the standalone national procedure for authorization in a single EU Member State, 2) the mutual recognition procedure, which is used when a product is already authorized in at least one EU Member State and approval is sought in at least one other EU Member State, and 3) the decentralized procedure, which is used when a product has not yet been authorized in the EU and authorization is sought simultaneously in several EU Member States.

In China, our OTC products are regulated by the National Medical Products Administration (“NMPA”), which is the primary authority for the safety and registration of medicines, medical devices and cosmetics.

Cosmetics

A number of our products marketed in the United States, including many of our products in the Skin Health and Beauty segment, are considered cosmetics regulated by the FDA through the Federal Food, Drug, and Cosmetic Act and the Fair Packaging and Labeling Act. Our cosmetic products include Aveeno® Restorative Skin Therapy Oat Repairing Cream, Aveeno® Restorative Skin Therapy Sulfate-Free Body Wash, Johnson’s® Baby Powder and certain of our Listerine® mouthwash products. Cosmetics are not subject to premarket approval by the FDA, but certain ingredients, such as certain color additives, are required to be preauthorized, and the FDA seeks to ensure cosmetic products are not adulterated or misbranded. If the safety of a product or its ingredients has not been adequately substantiated, an appropriate warning label is required to be included on the product. Other warnings may also be mandated pursuant to FDA regulations. The FDA monitors compliance of cosmetic products with applicable regulations through market surveillance and inspection of cosmetic manufacturers and distributors to ensure that products do not contain false or misleading labeling, are not adulterated and are not manufactured under unsanitary conditions. Inspections also may arise from consumer or competitor complaints filed with the FDA. In the event that the FDA determines that one of our products fails to comply with FDA regulations, we may be required, or we may independently decide, to conduct a recall or market withdrawal of that product or to correct the failure by making changes to that product, including its manufacturing, formulation or label. In addition, the Modernization of Cosmetics Regulation Act, enacted in December 2022, is expected to expand the FDA’s regulatory authority over cosmetic products, including by providing the FDA with new mandatory recall authority over cosmetics and by requiring the registration of cosmetic manufacturing facilities, the reporting of certain adverse events, the issuance of cGMP requirements and the establishment of safety substantiation requirements.

In addition, certain of our cosmetic products, including those containing low-viscosity hydrocarbons such as baby oil, are regulated by the CPSC under the PPPA. See “—Quality and Safety.”

Medical Devices

Medical devices are subject to regulation in the various jurisdictions in which we operate. Although there is variation among jurisdictions in how our products are classified, medical devices are broadly defined as products which a manufacturer intends to be used to treat, cure, prevent, mitigate or diagnose disease. Medical devices generally achieve their purpose by physical modes of action; the principal intended action may not be pharmacological, immunological or metabolic.

Certain of our products marketed in the United States, such as BAND-AID® Brand Adhesive Bandages (including Ourtone Adhesive Bandages), Listerine® Sensitivity Defense Mouthrinse and Tylenol® SmartCheck Digital Ear Scope, are medical devices regulated by the FDA through a system that, unless exempt, requires us to receive premarket clearance for commercial distribution known as a 510(k) clearance. To obtain 510(k) clearance, a device is required to be determined to be substantially equivalent in intended use and in safety and efficacy to a benchmark device, or “predicate,” that is already legally in commercial distribution. Any modification to a 510(k) cleared device that could significantly affect its safety or efficacy or that would constitute a change in its intended use generally requires a new 510(k) clearance. If we determine that a new 510(k) clearance is not required but the FDA subsequently disagrees, the FDA may retroactively require us to obtain a new 510(k) clearance and may require us to cease marketing, or conduct a recall, of the modified device until the new 510(k) clearance is obtained.

In the European Union, manufacturers may self-certify compliance of certain medical devices by submitting notifications to the competent authority, with files open to inspection by a competent authority. In May 2021, the Medical Device Regulation (Regulation (EU) 2017/745) (“MDR”) came into effect in the European Union. The MDR is more comprehensive than the prior regime as it greatly increases the rigor and robustness of the regulations governing medical device products. All medical devices are expected to meet the MDR requirements, and there is no “grandfathering” of products. In addition, all approved products and their manufacturers are subject to re-review on periodic cycles of up to every four years. In recent years, we have also introduced certain connected health offerings as non-medical device apps, including certain products that are not offered in the United States, such as the Nicorette® QuickMist SmartTrack, which is deemed a wellness app and, as such, is not regulated as a medical device by the health authorities in the countries in which it is offered. Any determination that medical device clearance is required for a product that we currently offer as a non-medical device may cause us to cease marketing, or conduct a recall, of the modified product until such clearance is obtained.

In China, locally manufactured medical devices gain market authorization through municipal authorities, while medical devices that are not manufactured in China are reviewed by the NMPA and must be accompanied by appropriate documentation showing that the device has been approved in its country of origin.

Dietary Supplements

Some of our products under the Zarbee’s® brand and the Lactaid® brand that are marketed in the United States are considered dietary supplement products and are governed by the Dietary Supplement Health and Education Act of 1994, which defines and regulates dietary supplements. Dietary ingredients that were not marketed in the United States before October 15, 1994 are required to be the subject of a new dietary ingredient notification submitted to the FDA at least 75 days before the initial marketing, unless the ingredient has been present in the food supply as an article used for food without being chemically altered. The FDA may determine that the notification does not provide an adequate basis to conclude that a new ingredient is reasonably expected to be safe, which could effectively prevent the marketing of the ingredient. Furthermore, a company that uses a statement of nutritional support in the labeling for a product is required to possess information substantiating that the statement is truthful and not misleading. If the FDA determines that a particular statement of nutritional support is an unacceptable drug claim or an unauthorized version of a health claim, or if the FDA determines that a particular claim is not adequately supported by existing scientific evidence or is otherwise false or misleading, the claim cannot be used and any product bearing the claim on its labeling could be subject to regulatory action.

A comparable regulatory regime operates in the European Union, where dietary supplements, including some of our products under the Zarbee’s® brand, are regulated as food products pursuant to the Food Supplements Directive 2002/46/EC. Most EU Member States have implemented notification procedures that require reporting prior to or immediately after the commencement of sales of a dietary supplement.

Labeling and Product Claims

Kenvue is subject to various laws on labeling and product claims, including with respect to the characteristics, quality, safety, performance and benefits of Kenvue’s products. Kenvue typically is required to have a reasonable basis to support any factual marketing claims, and what constitutes a reasonable basis for substantiation can vary widely from market to market and from product to product. For example, while cosmetic labeling does not require FDA premarket approval, the FDA regulates cosmetic labeling claims and monitors, and takes action against, claims that are not truthful, are misleading or make medicinal claims. The FDA is also responsible for taking action against any misbranded dietary supplement product after it reaches the market. In addition, while Kenvue’s labeling and advertising claims for its monograph drug products, such as certain

Benadryl®, Tylenol® and Neutrogena® products, and advertising claims for NDA products are not subject to approval by the FDA, labeling claims for Kenvue’s NDA products, such as certain Zyrtec®, Pepcid®, Imodium® and Motrin® products, are approved by the FDA. In certain circumstances, Kenvue may also be subject to additional regulations depending on the nature of the labeling and product claims. For example, the U.S. Department of Agriculture enforces federal standards for organic production and use of the term “organic” on product labeling.

The FTC regulates the use of endorsements and testimonials in advertising as well as relationships between Kenvue, on the one hand, and advertisers and influencers, on the other hand, pursuant to principles described in the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising (the “Endorsement Guides”). The Endorsement Guides provide that an endorsement should reflect the honest opinion of the endorser and cannot be used to make a claim about a product that the product’s marketer could not itself legally make. The Endorsement Guides also stipulate that, if there is a connection between an endorser and the marketer that consumers would not expect and this connection would affect how consumers evaluate the endorsement, then that connection should be disclosed. If Kenvue’s advertising claims or claims made by its social media influencers or by other endorsers with whom Kenvue has a material connection do not comply with the Endorsement Guides or any requirements of the FTC Act or similar state requirements, then the FTC and state authorities could subject Kenvue to investigations and enforcement actions, impose penalties, require Kenvue to pay monetary consumer redress, require Kenvue to revise its marketing materials or require Kenvue to accept burdensome injunctions, any of which could adversely affect Kenvue’s business, results of operations or financial condition.

Furthermore, the National Advertising Division (“NAD”) of the Better Business Bureau administers a self-regulatory program of the advertising industry to ensure truth and accuracy in national advertising. NAD monitors national advertising and entertains inquiries and challenges from competitors and consumers. Kenvue may also be subject to various state consumer protection laws, including California’s Proposition 65, which requires a specific warning on any product that contains a substance listed by California as having been found to cause cancer or birth defects, unless the level of such substance in the product is below a safe harbor level.

In the European Union, advertising of products is subject both to general consumer advertising requirements pursuant to the Unfair Commercial Practices Directive (Directive 2005/29/EC), which imposes a general prohibition on misleading and aggressive advertising, as well as more specific regulations in respect of various product classifications. For example, pursuant to Directive 2001/83/EC, advertisements of Kenvue’s OTC products must, among other requirements, 1) be set out in such a way that it is clear that the message is an advertisement and that the product is clearly identified as a medicinal product, 2) not refer to claims of recovery in improper, alarming or misleading terms and 3) not suggest that the effects of taking the medicine are guaranteed, are unaccompanied by adverse reactions or are better than, or equivalent to, those of another treatment or medicinal product. The European Union has also established a legal framework for cosmetic labeling claims based on the Cosmetics Products Regulation (Regulation (EC) No 1223/2009). So-called “responsible persons” must ensure that a cosmetic product made available on the market is safe for human health when used under normal or reasonably foreseeable conditions, taking into account presentation, labeling, instructions for use and disposal and any other indication or information provided by the responsible person.

In China, advertisements of OTC products must, among other requirements, include an “OTC” marking and must not contain difficult or confusing medical or pharmaceutical terms that could mislead the public about a product’s efficacy or safety.

Pricing

Our activities are subject to a variety of price control laws and regulations in some of the markets in which we operate. The range and extent of these price control mechanisms vary by market. In addition, price control laws or regulations may become more stringent during times of uncertain or unfavorable economic or market conditions, such as during times of economic slowdown, recession or inflation.

Environment, Health and Safety

The EPA and parallel state and local authorities in the United States, as well as comparable authorities around the world, enforce a broad range of environmental laws and regulations in the jurisdictions in which we manufacture and sell our products or otherwise operates our business. These include requirements governing product content and labeling, the handling, manufacture, transportation, storage, use and disposal of chemicals and other hazardous materials and wastes, the discharge and emission of pollutants and the cleanup of contamination in the environment. For more information on the broad range of environmental, health and safety laws that Kenvue is subject to. See “Risk Factors—Risks Related to Government Regulation and Legal Proceedings— We are subject to a broad range of environmental, health and safety laws and regulations, and the impact of any obligations under these laws and regulations could adversely affect our business, results of operations or financial condition.”

We are also subject to extensive and evolving regulations regarding the manufacturing, processing, distribution, importing, exporting and labeling of our products and their raw materials. In the European Union, the Registration, Evaluation, Authorisation and Restriction of Chemicals (“REACH”) regulations came into effect in 2007, with implementation rolling out over time. Registered chemicals then can be subject to further evaluation and potential restrictions. Since the promulgation of REACH, other countries have enacted or are in the process of implementing similar comprehensive chemical regulations.
Our operations are also subject to regulation under OSHA and parallel state and local occupational health and safety standards, as well as occupational health and safety standards applicable to our operations in other jurisdictions. These standards establish certain employer responsibilities, including requirements to maintain a workplace free of recognized hazards likely to cause serious injury or death, certain medical and hygiene standards, licensing and permitting obligations and various recordkeeping, disclosure and procedural requirements.

Privacy and Data Protection

We are subject to increasingly complex and changing privacy and data protection laws and regulations in the United States and around the world that impose broad compliance obligations on the collection, transmission, dissemination, use, privacy, confidentiality, security, retention, availability, integrity and other processing of health-related and other sensitive and personal information. In the United States, we are subject to a range of privacy and data protection laws and regulations, the specific requirements of which vary from state to state. We are also subject to federal health information privacy laws. Outside the United States, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s General Data Protection Regulation (“U.K. GDPR”), together with national legislation, regulations and guidelines of the EU Member States and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze, store, transfer and otherwise process personal data, including health data and adverse event reporting. In China, we are subject to the Personal Information Protection Law (“PIPL”), which applies to the processing of personal information of natural persons within China, the processing of personal information outside China where the purpose is to provide products and services within China and the analysis or assessment of the activities of individuals within China. While similar to the GDPR, the PIPL contains unique requirements not found in the GDPR. In addition, we are subject to China’s Cybersecurity Law, which establishes its overall security framework and China’s Data Security Law, which aims to protect the security of processed data.

Additional privacy and data protection laws and regulations are being developed around the world, including in other jurisdictions in which Kenvue operates, and privacy enforcement by governmental authorities globally, particularly on data localization requirements and international data flows, has increased in recent years. Compliance with these new and changing laws has impacted, and may in the future impact, Kenvue’s business strategies, and unforeseen changes to privacy laws may affect Kenvue’s ability to tailor and personalize Kenvue’s products and services to meet Kenvue’s strategic goals or consumer expectations, which could adversely affect Kenvue’s business, results of operations or financial condition.

Anti-Corruption

We are subject to various anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), that generally prohibit companies from promising, offering or giving anything of value to foreign officials with the corrupt intent of influencing the foreign official for the purpose of obtaining or retaining business or gaining any improper advantage. Similar to the U.S. application and enforcement of the FCPA, various jurisdictions in which we operate have laws and regulations, including the U.K. Bribery Act 2010 and Chinese anti-corruption laws, aimed at preventing and penalizing corrupt behavior. In addition, our interactions and financial relationships with healthcare professionals and government officials (including individuals acting on behalf of hospitals or other institutions owned or controlled by a government body) are subject to varying degrees of regulation and restriction in the jurisdictions in which we operate. These regulations and restrictions are generally intended to protect against corruption and conflicts of interest in connection with the expenditure of government funds and to ensure fairness and transparency in their legislative, regulatory and procurement processes.

Other Regulations

We are also subject to a variety of other laws and regulations in the United States and around the world. For example, we must comply with an increasing number of laws designed to combat abuses of human rights in supply chain operations. In addition, our selling practices are regulated by competition law authorities in the United States and around the world. We are also subject to laws and sanctions imposed by the United States (including those imposed by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) and other authorities that may prohibit us or our affiliates from doing business in certain countries or restrict the type of business that may be conducted by us or our affiliates. For example, actions taken in response to the Russia-Ukraine War have included the imposition of export controls and broad financial and economic sanctions against Russia, Belarus and specific areas of Ukraine. Enforcement activities under these laws and regulations could subject us to additional administrative and legal proceedings and actions, which could include claims for civil penalties, criminal sanctions and administrative remedies.

Seasonality

Our business is generally not seasonal. However, certain products within our Self Care and Skin Health and Beauty segments are subject to degrees of seasonal sales fluctuations. For example, in our Self Care segment, certain of our OTC products, such as Tylenol® and Motrin®, are typically purchased more frequently during the cold and flu season in the winter or, in the case of Zyrtec® and Benadryl®, during high allergy seasons in the spring and the fall. In addition, in our Skin Health and Beauty segment, sales of our products that contain SPF are typically higher in the summer and sales of our products that contain moisturizers are typically higher in the fall and the winter. The net effect of these seasonal sales fluctuations on our worldwide annual sales has historically been minimal within each of our business segments and across our business as a whole.

Available Information

The Company’s main corporate website address is www.kenvue.com. All of the Company’s SEC filings are available free of charge on the Company’s investor relations website at https://investors.kenvue.com, as soon as reasonably practicable after having been electronically filed or furnished to the SEC. We file annual reports, quarterly reports, current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at https://www.sec.gov. The Company encourage investors and others interested in the Company to review the information posted to its investor relations site, the Company's SEC filings, press releases, public conference calls, and webcasts.

Use of Website to Provide Information

From time to time, we have used, and expect in the future to use, our website as a means of disclosing material information to the public in a broad, non-exclusionary manner, including for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). Financial and other material information regarding the Company is routinely posted on our website and accessible at https://investors.kenvue.com. In order to receive notifications regarding new postings to our website, investors are encouraged to enroll on our website to receive automatic email alerts. None of the information on our website is incorporated into this Annual Report or any other filings the Company makes with the SEC.

Item 1A. RISK FACTORS

Summary of Risk Factors

The following is a summary of the principal factors that make an investment in Kenvue speculative or risky:

Risks Related to Our Business, Industry and Operations

•Damage to our reputation and the reputation of our brands, including as a result of negative publicity, could impact our brand loyalty with consumers, customers and third-party partners.
•We face substantial competitive pressures, including from multinational corporations, smaller regional companies, private-label brands, and generic non-branded products, in each of our business segments and product lines and across all geographic markets in which we operate.
•Whether we can both innovate successfully and anticipate, understand and respond appropriately to market trends, rapidly changing consumer and customer preferences and shifting demand for our products.
•Our marketing efforts may be costly and inefficient, and may not successfully defend, maintain or improve our reputation, our brands or our market share positions in existing or new markets.
•Expanding our global operations requires significant resources and expenses, and we may not succeed due to various commercial, operational and legal challenges associated with conducting business globally.

•We may face challenges in implementing our digital-first strategy across all aspects of our operations, and our digital-first strategy may lead us to pursue new offerings that are outside of our historical competencies and expose us to digital-related risks.
•The failure to realize the intended benefits of acquisitions and divestitures we have pursued or may pursue.
•The threats of counterfeit products, infringement of our intellectual property and other unauthorized versions of our products, which pose a risk to consumer health and safety and could damage our reputation.
•Our reliance on third parties in many aspects of our business, including to manufacture products, inherently involves a lesser degree of control over business operations, compliance matters, cybersecurity and ESG practices.
•Disruptions to our manufacturing or supplier operations could adversely affect our business, results of operations or financial condition.
•Inflationary pressures and related volatility in the cost or availability of raw materials and other inputs for our products, including due to military conflicts and other adverse economic or market conditions.
•Information security incidents, including cybersecurity breaches, interruption, breakdown, corruption, destruction, breach or failure of information technology systems operated by us or a third party, which could result in reputational damage, operational disruption and significant associated costs.
•Our ability to attract and retain a skilled and diverse workforce and to implement succession plans for our senior management.

Risks Related to Government Regulation, Legal Proceedings and Financial and Economic Market Conditions

•Our ability to comply with a broad range of laws and regulations, and other requirements imposed by stakeholders, in the United States and around the world, including rapidly evolving requirements related to climate change, ESG, privacy, data protection, anti-corruption and human rights matters.
•We are, and could become, subject to legal proceedings and regulatory investigations that may result in significant expenses, liabilities (potentially in excess of accruals) and reputational damage.
•Concerns about the reliability, safety and efficacy of our products and their ingredients, which have resulted and could in the future result in litigation, including personal injury or class action litigation, regulatory action, reputational damage, product recalls, product reformulations or product withdrawals.
•Legal proceedings related to talc or talc-containing products, such as Johnson’s® Baby Powder, sold outside the United States and Canada (pursuant to the Separation Agreement, J&J has retained talc-related liabilities for products sold in the United States and Canada), including personal injury claims alleging that talc causes cancer, and other risks and uncertainties related to our historic sale of talc or talc-containing products (talc-based Johnson’s Baby Powder was discontinued globally in 2023).
•Our ability to successfully establish, maintain, protect and enforce intellectual property rights that are, in the aggregate, material to our business, and our ability to successfully avoid violation of the intellectual property rights of others.
•Risks associated with conducting business globally, including foreign currency risks and impacts on our business related to the Russia-Ukraine War, ongoing conflict in the Middle East, and possible future conflicts, geopolitical events or adverse global economic or market conditions.

Risks Related to Our Relationship with J&J

•Our historical financial information may not necessarily reflect the results that we would have achieved as an independent, publicly traded company or what our results may be in the future.
•We may not achieve some or all of the expected benefits of the Separation, including because our business will experience a loss of corporate brand identity, historical market reputation, economies of scale, purchasing power and access to certain resources from which we benefited as part of J&J.
•We are subject to restrictions on our business, potential tax-related liabilities (such as joint and several liability with J&J for its U.S. federal consolidated group tax return for periods prior to the date of the completion of the Exchange Offer) and potential tax-related indemnification obligations to J&J for taxes attributable to our business and, under certain circumstances, taxes arising in connection with the Separation and the subsequent distribution or other disposition by J&J of the shares of Kenvue common stock owned by J&J following the Kenvue IPO.
•The failure to realize the intended benefits of our rebranding strategy in connection with the Separation and our continued use of legacy J&J branding, including ongoing use of the “Johnson’s” brand.
•The transfer of certain assets, liabilities and contracts from J&J to us contemplated by the Separation has not been completed and may be significantly delayed or not occur at all.

•We may not be able to replace necessary manufacturing operations, systems and services when the transition services agreement (the “Transition Services Agreement”) and the transition manufacturing agreement (the “Transition Manufacturing Agreement”) we entered into with J&J in connection with the Separation expire or otherwise terminate.
•Certain of J&J’s current executive officers continue to serve as our directors, which may create conflicts of interest or the appearance thereof.
•We may incur indemnification obligations to J&J, including for potentially uncapped amounts, for certain liabilities relating to our business activities.
•J&J has agreed to indemnify us for certain liabilities, including talc-related liabilities for products sold in the United States and Canada, but such indemnity may not be sufficient to protect us against the full amount of such liabilities or J&J may be unable to satisfy its indemnification obligations.

Risks Related to Ownership of Our Common Stock

•We cannot be certain that an active trading market for our common stock will be sustained.
•The stock price of our common stock may fluctuate significantly, including as a result of future sales by us or our shareholders or the perception that such sales may occur.
•Our ability to comply with obligations associated with being a public company, including implementing and maintaining effective internal control over financial reporting.
•We have debt obligations that impose certain restrictions on our business.
•We are a holding company and depend on the ability of our subsidiaries to pay dividends and make other payments and distributions to us in order to meet our obligations.

An investment in our securities involves risks and uncertainties. In addition to the other information in this Annual Report on Form 10-K, you should consider carefully the factors set forth below. We seek to identify, manage and mitigate risks to our business, but risks and uncertainties are difficult to predict and many are outside of our control and therefore cannot be eliminated. You should be aware that it is not possible to predict or identify all of these factors and that the following is not meant to be a complete discussion of all potential risks or uncertainties. If known or unknown risks or uncertainties materialize, our business, results of operations or financial condition could be adversely affected, potentially in a material way, which could adversely affect our business, results of operations or financial condition.

Risks Related to Our Business and Industry

Our brands are critical to our success, and damage to our reputation or our brands could adversely affect our business, results of operations or financial condition.

Our ability to compete successfully depends on the strength of our brands. The vast majority of our net sales are derived from products bearing proprietary trademarks and trade names, and these trademarks and trade names convey that the products we sell are “brand name” products. Developing and maintaining the reputation of our brands is a critical component of our relationship with consumers, customers, manufacturers, suppliers, distributors and other third-party partners, including healthcare professionals, influencers and other individuals with whom we have relationships. We believe consumers, customers and third-party partners value and trust the reputation, reliability and status of our brands and the quality, performance and functionality of our products. As a result, we devote significant time and resources to programs designed to grow, protect and preserve our brands. However, these efforts may not be successful, and failure to maintain the value of our brands could impact our brand loyalty with consumers, customers and third-party partners and otherwise adversely affect our business, results of operations or financial condition.

Our reputation and our brands have in the past been, and could in the future be, damaged by negative publicity, whether or not valid. Negative publicity could relate to our company, our brands, our products, our supply chain, our ingredients, our packaging, our ESG practices, our employees or any other aspect of our business. We could experience negative publicity (which may be raised by consumer advocacy groups, third-party interest groups, investors, employees or other stakeholders) for a variety of reasons, including as a result of product safety issues, threatened or pending legal or regulatory proceedings, product claims, advertising and promotional practices, ESG practices (including as they relate to environmental impacts, such as deforestation, packaging, plastic use, energy use, water use and waste management, or labor conditions and practices, such as human rights or diversity, equity and inclusion matters), other sustainability or policy issues, ingredient sourcing (such as certain sources of palm oil), counterfeiting incidents or cybersecurity incidents. Negative publicity that damages one of our brands could be compounded by having an adverse effect on our other brands or our company as a whole.

Our reputation or our brands could also be adversely affected by negative publicity related to our industry, our competitors, our competitors’ products, our customers or our third-party partners, including healthcare professionals, influencers and other individuals with whom we have relationships, even if the publicity is not directly related to our company or our brands and even if the publicity is not accurate. Our reputation or our brands could be adversely affected if our customers, manufacturers, suppliers, distributors and other third-party partners fail to maintain high ethical, social, environmental, health and safety standards, fail to comply with local laws and regulations or become subject to other negative events or adverse publicity. These third parties may also enter into relationships with or be acquired by other third parties whose values, business practices or reputation expose us to the risk of adverse publicity and damage to our existing relationships by association. While we have policies and procedures in place for managing third-party relationships, it may not be possible to fully ensure that third parties adhere to the same standards and values that we do or to replace third-party partners in a timely or cost-effective manner. See “—Risks Related to Our Operations—We rely on third parties in many aspects of our business, including to manufacture certain of our products, which exposes us to additional risks that could adversely affect our business, results of operations or financial condition.”

In addition, widespread use of digital and social media platforms around the world has greatly increased the accessibility of information and the speed with which it is disseminated, which has made, and likely will continue to make, maintaining our reputation and our brands more challenging. For example, information or misinformation about our company, our brands or our products may quickly spread to a large and global audience before we have an opportunity for redress or correction. Alternatively, our employees may knowingly or inadvertently use digital or social media platforms in ways that may not be aligned with our digital or social media strategy and could damage our reputation or our brands. Damage to our reputation or our brands could cause consumers, customers and third-party partners to lose trust in our products, require us to expend substantial resources to remedy the damage or otherwise adversely affect our business, results of operations or financial condition.

We operate in highly competitive product markets and competitive pressures could adversely affect our business, results of operations or financial condition.

We face substantial competition in each of our business segments and product lines and across all geographic markets in which we operate, and competitive pressures could adversely affect our business, results of operations or financial condition. We compete with companies of all sizes on the basis of numerous factors, including cost-effectiveness, product performance, real or perceived product advantages, intellectual property rights, advertising and promotional activities, sponsorship initiatives, brand recognition and loyalty, consumer convenience, pricing and geographic reach. Furthermore, we expect that the continued attractiveness of the categories and geographic markets in which we operate will encourage the entry of new competitors of all sizes, which could increase these and other competitive pressures in the future. We may be unable to anticipate the timing and scale of the threats posed by our competitors or to successfully respond to them. In addition, the cost of responding to increasingly significant and widespread competition worldwide, including management time and out-of-pocket expenses, could adversely affect our business, results of operations or financial condition.

Certain of our competitors are multinational corporations that may have greater financial, marketing, research and development or other resources than we do, as well as greater market share within certain of our categories or geographic markets. These competitors could introduce competing products more quickly, respond more effectively to changing business and economic conditions and evolving consumer preferences, outspend us on advertising and promotional activities or possess greater negotiating leverage with customers, manufacturers, suppliers, distributors and other third-party partners. In addition, we face competition from smaller companies that often operate on a regional basis. Many of these companies have benefited from the substantial growth in e-commerce and focus extensively on DTC or other non-traditional, digital business models. Our products also compete with retailers’ private-label brands and generic non-branded products, which are typically sold at lower prices than our branded products. See “—Increases in the availability and acceptance of private-label brands and generic non-branded products could adversely affect our business, results of operations or financial condition.” As we seek to grow our business, including by introducing new product offerings as part of our digital-first strategy and expanding our global operations, the composition of our competitors could change or expand from time to time to include companies with a strong presence in a particular category or geographic market.

Some of our products that currently hold leading market share positions may nonetheless possess relatively small shares of their overall product market.

Although several of our products are currently number one or two by net sales in their respective categories and we believe we have significant brand loyalty with consumers and customers for these products, a competing product may be able to rapidly capture a significant share of the market for that product in the future. In some cases, we could have a leading market share position for a particular product but still possess a relatively small share of the overall market for that product due to the presence of many competing products. In addition, in some cases, we could have a leading market share position for a particular product but possess a substantially smaller share of the overall market for that product than the number one competitor for that product. Certain of our leading positions may also be in markets that are smaller than, or that have more limited growth prospects than, other markets in which we or our competitors have leading positions.

If we are unable to anticipate, understand and respond appropriately to market trends and rapidly changing consumer and customer preferences in a timely manner, or at all, our business, results of operations or financial condition could be adversely affected.

Our success is increasingly dependent on our ability to anticipate, understand and respond appropriately to market trends and rapidly changing consumer and customer preferences more quickly than our competitors. This requires us to effectively leverage digital technology and data analytics to gain new commercial insights and develop targeted marketing and advertising initiatives to reach consumers and customers. To maintain our success and increase our consumer and customer base, we must continually work to maintain and enhance the reputation of our brands, develop, manufacture and market new products with differentiated benefits, maintain and adapt to existing and emerging distribution channels, anticipate and adapt to evolving scientific knowledge and advances, successfully manage our inventories and modernize and refine our approach as to how and where we manufacture, market and sell our products. Consumer preferences and purchasing patterns cannot be predicted with certainty and may fluctuate rapidly, facilitated by the speed with which information and opinions are shared on digital and social media platforms. For example, in recent years, there has been increasing awareness of the environmental impact and sustainability of our products, packaging and manufacturing practices. Furthermore, market trends and consumer preferences and purchasing patterns may vary by geographic region, which could present challenges for our brands that have global distribution footprints. If we are unable to anticipate, understand and respond appropriately to market trends and rapidly changing consumer and customer preferences, we may experience lower sales or increased pricing pressures, leading to excess inventory levels or lower gross margins, which could adversely affect our business, results of operations or financial condition.

If our marketing efforts are not successful, our business, results of operations or financial condition could be adversely affected.

We may be required to spend substantial resources on advertising and promotional activities to defend, maintain or improve our reputation, our brands or our market share positions or to successfully enter new markets, expand operations in existing markets or introduce new products to the marketplace. Our business, results of operations or financial condition could be adversely affected if we are unable to maintain and promote a favorable perception of our brands and products on a cost-effective basis, or if our marketing initiatives or social media communications do not convey the desired message for a brand or product or its ability to attract consumers and customers.

We use various media, including digital, social media and mobile communication channels, in connection with our marketing efforts. Digital, social media and mobile communication channels are becoming increasingly effective and are constantly evolving. Our ability to effectively utilize digital, social media and mobile communication channels depends on the successful implementation of our digital-first strategy. See “—We may face challenges in implementing our digital-first strategy, which could adversely affect our business, results of operations or financial condition.” In addition, our advertising and promotional activities may become increasingly expensive, particularly as we adapt to new and evolving media platforms and communication channels. Our competitors could spend more resources on their marketing efforts, use more efficient and effective marketing initiatives than we do or secure more effective endorsements from key opinion leaders or influencers, any of which may provide our competitors with a competitive advantage. Generating a meaningful return on our marketing efforts may become increasingly difficult, and even if our marketing efforts do yield increased net sales, the increase in net sales may not offset the expenses we incur. Furthermore, if claims that are made as part of our advertising and promotional activities, whether they are made by us or by social media influencers or other endorsers with whom we have relationships, become subject to legal or regulatory proceedings alleging false advertising, it could damage our reputation or our brands, cause us to alter our marketing initiatives in ways that could adversely affect our sales or result in the imposition of significant damages or other penalties against us.

Furthermore, if our advertising claims or claims made by social media influencers or by other endorsers with whom we have a material connection do not comply with the Endorsement Guides or any requirements of the FTC Act or similar state requirements, then the FTC and state authorities could subject us to investigations and enforcement actions, impose penalties, require us to pay monetary consumer redress, require us to revise its marketing materials or require us to accept burdensome injunctions, any of which could adversely affect Kenvue’s business, results of operations or financial condition.

An inability to successfully expand our global operations could adversely affect our business, results of operations or financial condition.

In recent years, we have grown, and we intend to continue to grow, our business by expanding our global operations. In seeking to expand our operations in geographic markets where we currently have a presence or to establish operations in new geographic markets where we do not currently have a presence, we expect, as we have in the past, to invest significant resources, incur significant expenses and face various challenges, including those related to compliance with market-specific laws or regulations, gaining acceptance of our products from consumers, customers and third-party partners, some of whom may be less familiar with our company and our brands or have existing brand loyalty or other commercial relationships with our competitors and their brands or products, and expanding our sales force and other personnel in those markets. We cannot predict with certainty the extent to which our products and our marketing efforts will be accepted or successful in any particular market, and it is possible that positive returns on our investments in a market will not be achieved for several years, or at all.

In addition, competition is likely to intensify in the geographic markets where we plan to expand our operations. Local companies based in markets outside the United States may have substantial competitive advantages because of their greater understanding of, and focus on, those local markets. Some of our competitors may also be able to develop and grow in certain geographic markets more quickly than we will.

Furthermore, as we continue to expand our global operations, the variety and magnitude of risks associated with conducting business around the world may increase, which could have an adverse effect on our business, results of operations or financial condition. See “—Risks Related to Financial and Economic Market Conditions—We face a variety of risks associated with conducting business around the world, including foreign currency fluctuations, and these risks will increase as we continue to expand our global operations.”

We may face challenges in implementing our digital-first strategy, which could adversely affect our business, results of operations or financial condition.

Over the last several years, we have pursued a digital-first strategy across all aspects of our operations, including research and development, supply chain, go-to-market and marketing, and we intend to continue to accelerate our implementation of this strategy in the future. Effective implementation of our digital-first strategy, including effective integration of our digital and physical channels, is integral to the continued growth of our business, but involves significant operational changes. Successful execution of this strategy has required, and will require, significant investments in our digital platforms, including information technology systems, and significant development and expansion of our digital capabilities, including data science, data analytics, Artificial Intelligence, machine learning and natural language processing.

Our pursuit of this strategy has led us in recent years to promote new services, including e-commerce and DTC services, and introduce innovative new products and connected health offerings, including the Tylenol® SmartCheck Digital Ear Scope, the Nicorette® QuickMist SmartTrack, the Zyrtec® AllergyCast app, and the Neutrogena® Skin360 app, that are outside of the traditional services and products we have historically provided to our consumers and customers. Expanding our service and product offerings through digital initiatives will expose us to additional risks and uncertainties associated with conducting business digitally, including the speed with which technology changes, technical failures, information security or cybersecurity incidents, consumer privacy and data protection concerns, ethical concerns, changes in state tax regimes and government regulation of internet activities, software, data collection, and other digital activities. See “—Risks Related to Our Operations—An information security incident, including a cybersecurity breach, or the failure, interruption, breakdown, invasion, corruption, destruction, or breach of an information technology system owned or operated by us or a third party, could adversely affect our business, results of operations or financial condition.” and “—Risks Related to Government Regulation and Legal Proceedings—A breach of privacy laws or unauthorized access, loss or misuse of personal data could adversely affect our business, results of operations or financial condition.”

We may not be able to respond appropriately to these risks and uncertainties, or we may otherwise face challenges as we continue to implement our digital-first strategy. If we are unable to improve our data quality and access, drive e-commerce success, enhance our precision marketing capabilities or otherwise realize the intended benefits of our digital-first strategy, our growth prospects may be hindered, which could adversely affect our business, results of operations or financial condition. Many of our competitors are also investing in digital and omnichannel strategies and could be more successful at implementing these strategies, particularly if digital operations are already among their core competencies or if they decide to invest more resources in developing and expanding their digital platforms and digital capabilities. The size and global scale of our business may also enable digitally native competitors to adapt to and implement digital developments and technological advancements with greater speed, agility and effectiveness. As a result of these and other factors, we may decide to adjust our focus on digital operations, or the pace at which we pursue our digital-first strategy, from time to time in the future, which could adversely affect our business, results of operations or financial condition.

The rapidly changing retail landscape, including our increasing dependence on key retail trade customers in developed markets, changes in the policies of our retail trade customers and the emergence of e-commerce and other alternative retail channels, could adversely affect our business, results of operations or financial condition.

Our products are sold in a highly competitive global marketplace, which, in recent years, has experienced increased retail trade concentration, the emergence of retail buying alliances, the rapid growth of e-commerce and the integration of traditional and digital operations at key retail trade customers. For fiscal years 2023, 2022, and 2021, one of our customers accounted for approximately 12%, 13%, and 14% of our total net sales, respectively, and our top 10 customers represented approximately 41%, 42%, and 43% of our total net sales, respectively. As a result of these trends, certain large-format retail trade customers have significant bargaining strength and represent a significant proportion of our total net sales. Retail trade customers have used, and may continue to use, their bargaining strength as leverage to demand increased investments across a diverse platform, inclusive of data, retail media, search, higher trade discounts, logistical services or fines and promotion, which could lead to reduced sales or profitability.

Although we have formed long-term relationships with many of our key retail trade customers, our contracts with these customers typically have stated terms of one to three years. Accordingly, these relationships could change on short notice, and the terms of our future agreements with retail trade customers, including with respect to volume, pricing or the introduction of new products and services, are subject to periodic negotiation with each retail trade customer. We may not have any recourse in the event a retail trade customer no longer wants to purchase products from us or reduces the number of items it purchases from us. The loss of a key retail trade customer or a significant number of smaller retail trade customers, or a significant reduction in sales to a key retail trade customer or a significant number of smaller retail trade customers, could adversely affect our business, results of operations or financial condition, particularly if, as a result, we would become increasingly dependent on a single customer or a small group of customers.

We also have been, and may continue to be, negatively affected by changes in the policies or practices of our retail trade customers, such as inventory de-stocking, fulfillment requirements, limitations on access to shelf space, delisting of our products, environmental, sustainability, supply chain or packaging standards or initiatives and other conditions. For example, a determination by a key retail trade customer that any of our ingredients should not be used in certain products, or that our packaging does not comply with certain environmental, sustainability, supply chain or packaging standards or initiatives, could require us to undertake a complex, time-consuming and costly process to reformulate our products or our packaging, which may lead to product shortages, declining sales, reputational damage and otherwise adversely affect our business, results of operations or financial condition. Moreover, the standards or initiatives established by our retail trade customers may conflict with one another, as has been the case with various “clean beauty” sustainability standards, which could impose additional costs on us and otherwise present challenges, particularly for our brands that have global or large distribution footprints.

In addition, the retail landscape in many markets continues to evolve as a result of the rapid growth of e-commerce retailers and price comparison websites, changing consumer preferences and purchasing patterns (as consumers increasingly shop online and via mobile and social media applications) and the increased presence of alternative retail channels, such as subscription services and DTC businesses. These trends have accelerated in recent years, including during the COVID-19 pandemic. The rapid growth of e-commerce and the emergence of alternative retail channels have created, and may continue to create, pricing pressures for our retail trade customers or otherwise adversely affect our relationships with our retail trade customers. If we are not successful in continuing to adapt or effectively react to market trends and changes in consumer preferences and purchasing patterns, including by expanding sales through e-commerce, DTC and other alternative retail channels, our business, results of operations or financial condition could be adversely affected. See “—If we are unable to anticipate, understand and respond appropriately to market trends and rapidly changing consumer and customer preferences in a timely manner, or at all, our business, results of operations or financial condition could be adversely affected.”

Significant challenges or delays in our innovation and development of new products and technologies could adversely affect our business, results of operations or financial condition.

Significant challenges or delays in our innovation and development of new products and technologies could adversely affect our business, results of operations or financial condition. We rely on continued global demand for our brands and products, which depends on the continued success of existing products, the successful identification, development and launch of innovative new and differentiated products and the expansion into adjacent categories, channels of distribution or geographies. Development of successful products and technologies is also necessary to offset the loss of sales when our existing products lose market share, which could occur due to various factors, such as competition and SKU rationalization. We cannot predict with certainty when or whether we will be able to develop products and technologies, or otherwise license or acquire new products and technologies, and whether they will be commercially successful. Our ability to remain competitive within the categories in which we currently operate, enter new categories and expand into adjacent categories, channels of distribution or geographic markets depends on many factors, including whether we can successfully:

•identify, develop and fund technological innovations;
•establish, maintain, protect and enforce necessary intellectual property protection and avoid infringing on, misappropriating or otherwise violating the intellectual property rights of others;
•obtain and maintain approvals and registrations of regulated products, including from the FDA and other regulatory bodies in the United States and around the world;
•anticipate and quickly respond to the needs and preferences of consumers, customers and third-party partners; and
•differentiate our products from competing products by delivering efficient and effective marketing across evolving media and mobile platforms with dynamic privacy requirements.

Developing new products and technologies is a complex, time-consuming and costly process. Any new product may not generate sufficient consumer and customer interest and sales to become a profitable product or to cover the costs of its development and promotion. Our ability to achieve a successful launch of a new product could also be adversely affected by preemptive actions taken by competitors in response to the launch, such as increased advertising and promotional activities with respect to competing products. In addition, new products may not be accepted quickly or significantly in the marketplace, particularly in geographic markets that are less familiar with our company or our brands, including due to product and price competition or changes in consumer preferences or purchasing patterns. The success of a product can also be adversely affected by concerns about the reliability, safety or efficacy of the product or an ingredient used in the product. See “—Risks Related to Government Regulation and Legal Proceedings—Concerns about the reliability, safety or efficacy of our products or their ingredients could result in litigation, regulatory action, reputational damage, product recalls, product reformulations or product withdrawals, which could adversely affect our business, results of operations or financial condition.”

Our ability to quickly develop new products and technologies and to adapt and market our products on an ongoing basis to meet evolving consumer and customer preferences is an essential component of our business strategy. Any failure to develop and launch successful new products or to adapt our ingredients, packaging and supply chain to meet these preferences could hinder the growth of our business, and any delay in the development or launch of a new product could compromise our competitive position and otherwise adversely affect our business, results of operations or financial condition. See “—If we are unable to anticipate, understand and respond appropriately to market trends and rapidly changing consumer and customer preferences in a timely manner, or at all, our business, results of operations or financial condition could be adversely affected.” In addition, our ability to develop innovative new products could be adversely affected if third parties allege that we are infringing on, misappropriating or otherwise violating their intellectual property rights. If, in the course of identifying or developing new products, we are found to have infringed the trademark, trade secret, copyright, patent or other intellectual property rights of others, directly or indirectly, through the use of third-party ideas or technologies, our ability to develop innovative new products could be adversely affected. Even if it is ultimately determined that we did not infringe a third party’s intellectual property rights, a claim of infringement could delay our launch of a new product or increase the cost of its development. See “—Risks Related to Government Regulation and Legal Proceedings—We may be involved in legal proceedings based on the alleged violation of intellectual property rights, such as trademark or patent infringement claims, and, if we are found to have violated the intellectual property rights of others, our business, results of operations or financial condition could be adversely affected.”

A global health crisis, epidemic or pandemic may cause demand, supply and other operational challenges, which could adversely affect certain aspects of our business, results of operations or financial condition.

We are subject to risks associated with global health crises, epidemics and pandemics, such as the global outbreak of COVID-19 and its variants. Global health crises, epidemics and pandemics could adversely affect certain aspects of our business, results of operations or financial condition, including by causing commodity scarcities and other disruptions to our manufacturing operations, shipping delays and other disruptions to our supply chain and volatility in the demand for and availability and usage of our products. For example, during the COVID-19 pandemic, although sales of some of our products, particularly in our Self Care and Essential Health segments, increased, sales of other products, particularly in our Skin Health and Beauty segment, fluctuated due to lockdown-driven lost usage occasions, including as a result of the inability of consumers to purchase our products due to financial hardship, government actions imposing travel or movement restrictions, shifts in demand and consumption away from more discretionary or higher-priced products to lower-priced products and consumer pantry-loading activity. We may take actions to modify our business practices in response to a global health crisis, epidemic or pandemic, such as by temporarily instituting remote work for some of our employees. These future actions could adversely affect our business, results of operations or financial condition.

The extent to which a global health crisis, epidemic or pandemic will impact our operations will depend on numerous evolving factors that cannot be predicted with certainty, including the global health crisis, epidemic or pandemic’s magnitude and duration, the extent to which it impacts worldwide macroeconomic conditions (including interest rates, employment rates and health insurance coverage), the speed of the anticipated recovery and governmental and business reactions.

We have pursued, and expect to continue to pursue, acquisitions and divestitures, which exposes us to additional risks that could adversely affect our business, results of operations or financial condition.

We have historically expanded our operations by pursuing acquisitions of businesses, brands, assets and technologies from third parties. For example, in 2019 we acquired the Dr.Ci:Labo brand of dermocosmetic skin care products and in 2018 we acquired the Zarbee’s® brand of nature-inspired wellness products. As part of our growth strategy, we expect to continue to pursue acquisitions of businesses, brands, assets and technologies from third parties in the future. Pursuing acquisition targets, signing and closing acquisition transactions and integrating acquired businesses, brands, assets and technologies into our ongoing operations involve numerous potential risks that could adversely affect our business, results of operations or financial condition, including:

•diverting management’s attention from other business priorities;
•receiving necessary consents, clearances and approvals in connection with a transaction, including under antitrust and competition laws, which could delay or prevent the completion of a transaction or otherwise restrict our ability to realize the expected financial or strategic goals of a transaction;
•successfully integrating the operations, technologies, services, products and systems of the acquired businesses, brands or assets in an effective, timely and cost-efficient manner;
•to the extent applicable, integrating operations across different cultures and languages and addressing the particular economic, currency, political and regulatory risks associated with specific countries;
•realizing the full extent of the expected benefits or synergies as a result of a transaction, within the anticipated time frame, or at all;
•successfully operating in new lines of business, categories, channels of distribution or geographic markets;
•achieving distribution expansion related to products, categories and geographic markets;
•retaining key employees, partners, suppliers and customers of the acquired business;
•conforming standards, controls, procedures and policies of the acquired business with our own;
•developing and launching products with acquired technologies; and
•encountering other unanticipated problems or liabilities.

Moreover, our acquisitions have in the past resulted in, and could in the future result in, substantial exposure to contingent liabilities, such as litigation, indemnification claims and earn-out obligations. The occurrence of these or other costs of acquisitions, such as incurrence of substantial additional debt or transaction costs or impairment of goodwill or other intangible assets, could adversely affect our business, results of operations or financial condition. See Note 17, “Commitments and Contingencies,” to the Consolidated Financial Statements included herein, including with respect to indemnification claims related to over-the-counter Zantac products sold by third parties in the United States.

In addition, we have divested, and expect to continue to periodically divest in the future, businesses, brands and assets as part of ongoing efforts to refine our portfolio and redefine our strategic priorities. These divestitures may adversely affect our business, results of operations or financial condition if we are unable to offset the dilutive impacts from the loss of net sales associated with the divested businesses, brands or assets or otherwise achieve the anticipated benefits or cost savings from the divestitures. Furthermore, businesses, brands or assets under consideration for, or otherwise subject to, divestiture may be adversely impacted prior to completion of the divestiture, which could adversely affect our business, results of operations or financial condition.

For additional information about recent acquisitions and divestitures, see Note 18, “Acquisitions and Divestitures,” to the Consolidated Financial Statements included herein.

Increases in the availability and acceptance of private-label brands and generic non-branded products could adversely affect our business, results of operations or financial condition.

Many of our products, such as our OTC products, face substantial competition from retailers’ private-label brands and generic non-branded products, which are typically sold at lower prices than branded products.

Legislative proposals emerge from time to time in various jurisdictions that would further encourage the early and rapid approval of generic non-branded products in those jurisdictions. An increase in the availability and acceptance of private-label brands and generic non-branded products around the world could cause us to reduce the prices of some of our products to maintain sales volume, which could adversely affect the profitability and market share of those products and otherwise adversely affect our business, results of operations or financial condition. Although we believe that our branded products provide superior quality, performance and functionality, we cannot predict with certainty the extent to which consumers will continue to favor our branded products over private-label and generic non-branded products in the future, particularly during periods when economic or market conditions are uncertain or unfavorable.

In addition, retailers’ private-label brands and generic non-branded products may use similar packaging and trade dress as our proprietary packaging and trade dress, which could diminish the value of our proprietary rights in our branded products. We may, from time to time, decide not to enforce such proprietary rights against these retailers due, in part, to uncertainty about the outcome and our relationship with these retailers, among other factors. See “—Risks Related to Government Regulation and Legal Proceedings—The loss of any registered trademark or other rights with respect to our trademarks or trade names could enable other companies to compete more effectively with us and otherwise adversely affect our business, results of operations or financial condition.”

Counterfeit, intellectual-property-infringing or other unauthorized versions of our products, particularly in our OTC business, could harm consumers and adversely affect our business, results of operations or financial condition.

Our industry, including our business, continues to be challenged by the vulnerability of distribution channels to illegal counterfeiting and the presence of counterfeit, intellectual-property-infringing or other unauthorized products in a growing number of markets and over the internet. We have anticounterfeiting initiatives in place and work closely with government regulators and law enforcement officials to prevent and stop these activities. Nonetheless, third parties may illegally distribute and sell counterfeit, intellectual-property-infringing or other unauthorized versions of our OTC medicines or other products, which do not meet our rigorous manufacturing and testing standards. Counterfeit, intellectual-property-infringing or other unauthorized versions of our medicines may contain harmful substances, the wrong dose of an active pharmaceutical ingredient (“API”) or no API at all, depriving consumers of the therapeutic benefit of these medicines. However, to distributors and consumers, unauthorized versions of our products may be visually indistinguishable from the authentic versions and, as a result, the unauthorized versions may be sold by retailers or purchased by consumers in error. Counterfeit, intellectual-property- infringing or other unauthorized versions of our products pose a risk to consumer health and safety because of the conditions under which they are manufactured, which are often in unregulated, unlicensed, uninspected and unsanitary sites, as well as the lack of regulation of their contents. The consumption of unauthorized versions of our products that are inferior in quality yet believed to be genuine may, in some instances, cause consumer health and safety issues and damage our reputation.

We may be unable to prevent sales of counterfeit or stolen products, unauthorized resellers online or sales in violation of law or our policies, particularly as our sales on various e-commerce platforms grow. The internet exposes consumers to greater risk because it is a preferred vehicle for counterfeit, intellectual-property-infringing or other unauthorized versions of products. Counterfeit, intellectual-property-infringing or other unauthorized versions of our products could adversely affect our business, results of operations or financial condition by being mistakenly attributed to, or impacting consumer confidence in, our authentic products, potentially resulting in lost sales, product recalls and an increased threat of legal or regulatory proceedings.

Risks Related to Our Operations

We rely on third parties in many aspects of our business, including to manufacture certain of our products, which exposes us to additional risks that could adversely affect our business, results of operations or financial condition.

We rely on relationships with third parties, including manufacturers, suppliers, distributors, contractors, logistics providers and other external business partners, in many aspects of our business. If we are unable to effectively manage our third-party relationships and the agreements under which our third-party partners operate, our business, results of operations or financial condition could be adversely affected. Furthermore, failure of these third parties to meet their obligations to us or substantial disruptions in our relationships with these third parties could adversely affect our business, results of operations or financial condition. While we have policies and procedures for managing these relationships, they inherently involve a lesser degree of control over business operations, compliance matters and ESG practices, thereby potentially increasing our reputational, legal, financial and operational risk. If our manufacturers, suppliers or other third-party partners fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, health and safety standards, production practices or other obligations, norms or ethical standards, our reputation or our brands could be damaged, and we could be exposed to litigation, investigations, enforcement actions, monetary liability and additional costs that could adversely affect our business, results of operations or financial condition. Moreover, some of our third-party partners are located outside the United States, which exposes us to additional risks inherent to conducting business around the world. These risks will increase as we continue to expand our global operations. See “—Risks Related to Financial and Economic Market Conditions—We face a variety of risks associated with conducting business around the world, including foreign currency fluctuations, and these risks will increase as we continue to expand our global operations.”

In particular, we partner with third parties to manufacture certain of our key products, such as Tylenol® and Zyrtec®. We depend on these third-party manufacturers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis and at acceptable prices. However, these third-party manufacturers may not be able to meet our near-term or long-term manufacturing requirements, which could result in lost sales and otherwise adversely affect our business, results of operations or financial condition. Other risks associated with our reliance on third parties to manufacture products include reliance on third parties for regulatory compliance and quality assurance, potential misappropriation of our intellectual property by third parties or their employees, limited ability to manage our inventory, possible breach of the manufacturing agreement by the third party and the possible termination or nonrenewal of the manufacturing agreement by the third party at a time that is costly or inconvenient for us. Moreover, if any of our third-party manufacturers suffers any damage to its facilities, loses benefits under material agreements, experiences power outages or cybersecurity issues, encounters financial difficulties, is unable to secure necessary raw materials from its suppliers or suffers any other reduction in efficiency, we may experience significant business disruption. In the event that such a disruption occurs, we may need to seek and source other qualified third-party manufacturers, likely resulting in further delays and increased costs, which could adversely affect our business, results of operations or financial condition. See “—Disruptions to our manufacturing or supplier operations could adversely affect our business, results of operations or financial condition.”

In connection with the Separation, we may need to replace certain of our existing contracts with third parties and, with respect to certain contracts, including contracts related to information technology and cybersecurity matters, that are intended to be transferred, in whole or in part, from J&J to us, obtain consents or approvals from third parties. If we are unable to obtain these replacement contracts or required consents or approvals, or if we can only do so on less favorable terms, our business, results of operations or financial condition could be adversely affected. See “—Risks Related to Our Relationship with J&J—The transfer of certain contracts and other assets and rights from J&J to us may require the consents or approvals of third parties and governmental authorities, and failure to obtain these consents or approvals could adversely affect our business, results of operation or financial condition.” In addition, upon expiration or termination of the Transition Services Agreement and the Transition Manufacturing Agreement entered into with J&J in connection with the Separation, we may need to engage alternative third-party sources to provide certain manufacturing operations, systems and services that J&J currently provides to us, which could further increase our exposure to the risks related to reliance on third parties described in the preceding two paragraphs. See “—Risks Related to Our Relationship with J&J—J&J may fail to perform under the Transition Manufacturing Agreement, or we may fail to have replacement manufacturing arrangements in place when the Transition Manufacturing Agreement expires.” and “—Risks Related to Our Relationship with J&J—J&J may fail to perform under the Transition Services Agreement, or we may fail to have replacement systems and services in place when the Transition Services Agreement expires.”

Disruptions to our manufacturing or supplier operations could adversely affect our business, results of operations or financial condition.

Our ability to meet the needs of our consumers and customers depends on the proper functioning of our manufacturing and supplier operations. Our manufacturing operations require the timely delivery of sufficient amounts of complex, high-quality components and materials. Interruptions or delays in our internal operations, or those of our third-party manufacturers, suppliers and logistics providers, could adversely affect our business, results of operations or financial condition. These disruptions could be caused by a number of factors, including regulatory action, quality control or safety issues, labor disputes or the lack of availability of qualified personnel, concentration or insolvency of manufactures or suppliers, site-specific incidents (such as fires, explosions, flooding, power outages or site closures), natural disasters (such as hurricanes, earthquakes or other severe natural events), raw material shortages, increases in the cost of components and materials for our products, political unrest, terrorist attacks, cybersecurity incidents, epidemics, pandemics (such as the COVID-19 pandemic), global shipping, logistics, transport and warehousing constraints, governmental incentives and controls (including import and export restrictions, such as new or increased tariffs, sanctions, quotas or trade barriers), other unfavorable economic or market conditions, trade embargoes, customs and tax requirements and similar factors.

We have in the past faced, and may in the future face, unanticipated interruptions and delays in manufacturing through our internal and external supply chain. Manufacturing or supplier disruptions could result in product shortages, declining sales, reputational damage or significant costs, which could adversely affect our business, results of operations or financial condition. In addition, although we currently operate in-house manufacturing sites and source from hundreds of suppliers around the world, some of our products are currently manufactured at a single location or a limited number of locations. Despite our goal of having two or more activity sources of supply for all critical materials or to build appropriate safety stock, we purchase certain key components and materials for our products, including APIs required to manufacture Tylenol®, from single-source suppliers or a limited number of suppliers. As a result, a disruption that only impacts a single manufacturer, manufacturing facility or supplier could nonetheless have an adverse effect on our business, results of operations or financial condition.
The unavailability of qualified manufacturers or suppliers could further disrupt our operations. Our current manufacturing or supplier operations may not be able to continue to manufacture or supply current quantities at preferential prices or accommodate our anticipated growth. New manufacturers and suppliers may need to be qualified under industry and governmental standards as well as our own ethical and business partner standards, which can require a significant amount of resources. If we are unable to enter into relationships with new manufacturers or suppliers or replace the loss or unavailability of any of our existing manufacturers or suppliers on a timely basis, or at all, our business, results of operations or financial condition could be adversely affected.

Disruptions to our distribution operations could adversely affect our ability to deliver our products to consumers and customers.

Our ability to receive inventory and deliver products to distributors, customers and consumers on a timely basis depends on the proper functioning of our manufacturing, supplier and distribution operations, and interruptions or delays in these operations could adversely affect our business, results of operations or financial condition. Distribution disruptions can occur for many reasons, including manufacturing or supplier disruptions, labor disputes or the lack of availability of qualified personnel, concentration or insolvency of distributors or logistics providers, site-specific incidents, natural disasters, political unrest, terrorist attacks, cybersecurity incidents, epidemics, pandemics (such as the COVID-19 pandemic), other unfavorable economic or market conditions, trade embargoes, customs and tax requirements and similar factors. Increases in transportation costs (including fuel costs) or shipping costs, issues with overseas shipments, reductions in the transportation capacity of carriers, labor strikes or shortages in the transportation industry, disruptions to transportation infrastructure and unexpected delivery interruptions or delays could also increase the costs of, or otherwise adversely affect, our distribution operations.

Interruptions or delays in our distribution operations could disrupt our ability to process or fulfill customer or consumer orders. Any delay in processing, or inability to fulfill, customer or consumer orders through our distribution network could adversely affect our business, results of operations or financial condition. We are also subject to risks of damage to, or loss of, our products while they are stored in our warehousing facilities or being delivered by our shipping vendors. Distributors, customers and consumers rely on timely receipt of our products and any repeated, intermittent or long-term disruption to, or failure of, the operations of our warehousing and distribution facilities could lead to lower sales and profitability, excess inventory, reputational damage or loss of loyalty to our brands. In addition, as we continue to grow our business, we may need to continue to update or expand our warehousing and distribution facilities, which may require significant amounts of capital, or engage additional third-party distributors and shipping vendors, which may increase the risks to our business associated with reliance on third parties. See “—We rely on third parties in many aspects of our business, including to manufacture certain of our products, which exposes us to additional risks that could adversely affect our business, results of operations or financial condition.”

Volatility in the cost or availability of raw materials and other inputs for our products, including due to military conflicts, has adversely affected, and could in the future continue to adversely affect, our business, results of operations or financial condition.

The manufacture and distribution of our products involves a variety of raw materials, including essential oils, resins, pulp, tropical oils, lubricants, tallow, corn, poultry, soybeans and silicon; packaging components, including corrugate; and other inputs, including energy, labor, transportation (such as trucks, containers and ocean freight) and logistics services. Any increase in the cost, or constraint on the availability, of these raw materials, packaging components or other inputs for our products could adversely affect our business, results of operations or financial condition. Volatility in the cost or availability of these raw materials, packaging components and other inputs for our products can occur for many reasons, including changes in consumer and customer preferences and purchasing patterns, regulatory action, safety issues, labor issues, concentration or insolvency of suppliers, site-specific incidents, natural disasters, political unrest, terrorist attacks, cybersecurity incidents, epidemics, pandemics (such as the COVID-19 pandemic), other unfavorable economic or market conditions, trade embargoes, customs and tax requirements, currency fluctuations and similar factors.

Inflationary pressures have recently increased, and may continue to increase, the costs of these raw materials, packaging components and other inputs for our products. Since 2021, we have experienced, and we continue to experience, higher than expected inflation, including escalating transportation, commodity and other supply chain costs and disruptions that have adversely affected, and continue to adversely affect, our results of operations. We anticipate that supply chain disruptions will persist in the near-term. We strive to maintain our usual profit margins in economies experiencing high inflation rates, which has in the past caused us (including in response to recent periods of high inflation in the United States), and may in the future cause us, to increase our prices and to implement supply chain optimization initiatives to partially offset the adverse effects of the high inflation. Specifically, since 2021, we have partially offset the impact of inflation largely through price increases, in addition to continued supply chain optimization initiatives. However, if our costs continue to be subject to significant inflationary pressures, we may not be able to offset the higher costs through price increases, achieve cost efficiencies, such as in manufacturing and distribution, or otherwise manage the exposure through sourcing strategies, ongoing productivity initiatives and the use of commodity hedging contracts, which could adversely affect our business, results of operations or financial condition. In addition, even if we are initially able to increase the prices of our products as a responsive measure to inflationary pressures, we may not be able to sustain these price increases, or sustained price increases may eventually lead to a decline in sales volume if our competitors do not increase their prices or if consumers or customers decide to no longer pay the higher prices for our products. As a result, inflationary pressures could damage our reputation or our brands or lead to loss of profitability or market share, which could adversely affect our business, results of operations or financial condition.

In addition, in certain cases, our relationship with a particular supplier may not be governed by a contract and the supplier could discontinue our supply at any time. This risk may be magnified in economies experiencing high inflation rates, as suppliers could respond to inflationary pressures by reallocating supply to competitors that are willing to pay more for the applicable materials or components. If we are unable to procure key raw materials or packaging components for our products at a reasonable cost, or at all, our business, results of operations or financial condition could be adversely affected.

If we are unable to accurately forecast demand for our products, our business, results of operations or financial condition could be adversely affected.

To ensure adequate inventory supply, we forecast inventory needs and place orders with our third-party manufacturers before firm orders are placed by our consumers or customers. Factors that could affect our ability to accurately forecast demand for our products include an unanticipated increase or decrease in demand for our products; our failure to accurately forecast acceptance for new products; product introductions by competitors; unanticipated changes in general market conditions (which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by our customers); the impact on demand due to natural disasters or unseasonable weather conditions, weakening of economic conditions or consumer or customer confidence in future economic conditions (which could reduce demand for our products); and terrorism or acts of war, or the threat thereof, or political or labor instability or unrest (which could adversely affect consumer or customer confidence and spending or the cost or availability of raw materials and other inputs for our products).

If we fail to accurately forecast consumer and customer demand for our products, we may experience excess inventory levels or a shortage of product to deliver to our consumers, customers and distributors. Inventory levels in excess of consumer or customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could damage our reputation and otherwise adversely affect our business, results of operations or financial condition. In addition, if we underestimate the demand for our products, our third-party manufacturers may not be able to manufacture products in quantities that are sufficient to meet our consumer or customer requirements, which could result in delays in the shipment of our products, lost sales and damage to our reputation and customer and distributor relationships. The difficulty in forecasting demand may also make it difficult to estimate our future results of operations or financial condition from period to period.

An information security incident, including a cybersecurity breach, or the failure, interruption, breakdown, invasion, corruption, destruction, or breach of an information technology system owned or operated by us or a third party, could adversely affect our business, results of operations or financial condition.

Our business is increasingly dependent on information technology systems, networks and services, including internal and public internet and intranet sites, data hosting and processing facilities and technologies, cloud-based services and hardware, physical security systems, digital, social media and mobile technology platforms and other hardware, software-enabled shop-floor manufacturing and distribution automation systems or operational technology, software and technical applications and platforms (collectively, “IT Systems”), some of which are managed, hosted, provided or used by third parties, including cloud-based service providers, and their vendors. Our uses of IT Systems include:

•communicating within our company and with other parties, including consumers, customers and third-party partners;
•ordering and managing materials from suppliers;
•manufacturing and testing our products;
•receiving and processing orders from, shipping products to and invoicing our consumers and customers;
•marketing products to consumers and customers;
•collecting, transferring, storing or processing personal data from consumers, customers, vendors, employees and contractors;
•processing transactions, including employee payroll, employee and retiree benefits and payments to customers and vendors;
•hosting, processing and sharing confidential and proprietary research, intellectual property, business plans and financial information;
•summarizing and reporting results of operations, including financial reporting;
•managing our banking and other cash liquidity systems and platforms;
•complying with legal, regulatory and tax requirements;
•providing data security; and
•handling other processes involved in managing our business.

Our IT Systems and those of third parties with which we partner or their vendors could be interrupted, damaged, invaded, corrupted, or breached or cease to function properly due to any number of causes, including catastrophic events, natural disasters, power outages, computer and telecommunications failures, improper data handling, phishing attempts, cyberattacks, malware and ransomware attacks, security breaches, security incidents or employee or other insider error or malfeasance. In particular, extensive information security and cybersecurity threats, which affect companies globally, pose a risk to the security and availability of these systems and networks and the confidentiality, integrity and availability of our sensitive data. The overall increase in supply chain attacks on companies generally and our interdependency on third-party service providers increase the potential for supply disruptions and service outages.

Certain of our third-party partners and their vendors have access to portions of our IT Systems, and any attack on the IT Systems of these third-party partners or their vendors could then be used to attempt to infiltrate our IT Systems. Furthermore, any cybersecurity incident impacting our third-party partners or their vendors may adversely affect our business, results of operations or financial condition even if the breach does not directly impact our IT Systems. If the market for third parties that provide the IT Systems we use in our business were to contract or converge in the future, this may increase both the challenge in identifying capable service providers and the potential impact of a breach incident with any single service provider.

Cyberattacks and other cybersecurity incidents are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage) and expertise, including nation-states, organized criminal groups, “hacktivists,” insiders acting with malicious intent and others. Our IT Systems and those of third parties with which we partner or their vendors have been, and likely will continue to be, subject to advanced computer attacks, including viruses or other malicious code, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking and other cyberattacks. In addition, the global threat of cyberattacks has increased in response to global conflicts, including the Russia-Ukraine War and ongoing conflicts in the Middle East. See “—Risks Related to Financial and Economic Market Conditions—Acts of war, military actions, terrorist attacks, or civil unrest could adversely affect our business, results of operations or financial condition.”

We continually assess these threats and make investments to increase internal protection, detection and response capabilities and ensure the third parties with which we partner and their vendors have the required capabilities and controls to address these risks. However, our security efforts may not prevent or timely detect interruptions, breakdowns, invasions, corruptions, destructions, breaches, cyberattacks or other compromises of or interruptions to our IT Systems or those of third parties with which we partner or their vendors, and we may not be able to timely remediate any interruptions, breakdowns, invasions, corruptions, destructions, breaches, cyberattacks or other compromises or interruptions that we detect, which could adversely affect our business, results of operations or financial condition. Furthermore, notwithstanding any contractual rights or remedies we may have, because we do not control, and may have limited oversight over, our third-party partners and their vendors, we cannot ensure the technologies, capabilities and controls they employ to protect the integrity and security of their IT Systems will provide adequate protection. In addition, we, third parties with which we partner and their vendors periodically upgrade IT Systems or adopt new technologies. If an upgrade to an IT System or a newly adopted technology that is used in our business does not function as designed or for its intended purpose, or increases our exposure to a cyberattack or cybersecurity incident, our business, results of operations or financial condition could be adversely affected.

To date, we have not experienced any material impact to our business or operations resulting from information security or cybersecurity incidents. However, due to the frequency with which attack techniques change and the increased volume and sophistication of attacks, there is the continuous potential for our business, results of operations or financial condition to be adversely affected by an information security or cybersecurity incident involving us or a third party with which we partner or its vendor, which could result in reputational, competitive, operational or other business harm as well as financial costs and regulatory action. Moreover, we expect that the variety and magnitude of risks associated with our use of IT Systems will increase as we continue to implement our digital-first strategy and as our third-party partners similarly expand their digital operations.

The availability of cybersecurity insurance to cover an information security or cybersecurity incident in the future, whether on economically reasonable terms or at all, is uncertain and, even if available, the coverage may not be sufficient to cover all financial, legal, business or reputational losses that may result from an interruption, breakdown, invasion, corruption, destruction, breach, cyberattack or other compromise of or interruption to the IT Systems or confidential and other sensitive information used in our business. If we maintain cybersecurity insurance, the insurer may deny coverage as to any future claim. Even if we maintain cybersecurity insurance, the successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business, results of operations or financial condition. See “—Insurance coverage, even where available, may not be sufficient to cover losses we may incur.” In addition, limitation of liability or indemnity provisions in our contracts, including with vendors and service providers, may not be enforceable or adequate or otherwise protect us from any liabilities or damages for an information security or cybersecurity incident with respect to any particular claim.

In connection with the Separation, we continue to work to separate our IT Systems from J&J’s IT Systems. Any of the foregoing risks may be exacerbated by the Separation as a result of the required transition of our IT Systems and related transfer of data. See “—Risks Related to Our Relationship with J&J—We have incurred and continue to incur significant charges in connection with the Separation and incremental costs as an independent, publicly traded company.”

For additional information about risks related to privacy and data protection matters, see “—Risks Related to Government Regulation and Legal Proceedings—A breach of privacy laws or unauthorized access, loss or misuse of personal data could adversely affect our business, results of operations or financial condition.”

For additional information about Kenvue’s cybersecurity risk management, strategy, governance, and incident disclosures, see Item 1C, “Cybersecurity.”

Our business depends on our ability to attract and retain talented, highly skilled employees and a diverse workforce, and on the succession of our senior management.

Our business depends on our ability to attract and retain talented employees representing diverse backgrounds, experiences and skill sets. The market for highly skilled personnel and leaders in our industry is extremely competitive, and our ability to compete depends on our ability to hire, develop, motivate and retain highly skilled personnel and leaders in all areas of our business and in all geographic markets in which we operate, particularly as we continue to implement our digital-first strategy and expand our global operations. A failure to maintain our brands and our reputation, as well as a diverse, equitable and inclusive work environment, could adversely affect our ability to attract and retain top talent. If we are less successful in our hiring efforts, or, if we cannot retain highly skilled workers and key leaders, then our ability to develop, market and sell successful products could be adversely affected. Furthermore, our ability to attract and retain talent has been, and may continue to be, impacted to varying degrees by challenges in the labor market that emerge from time to time, such as wage inflation, labor shortages, changes in immigration laws and government policies and a shift toward remote work and other flexible work arrangements.

As part of J&J, we were able to capitalize on J&J’s historical market reputation, performance and corporate brand identity to attract and retain key personnel to run and operate our business. As an independent, publicly traded company, we do not have the same historical market reputation, performance or corporate brand identity as J&J, which may make it more difficult for us to attract or retain such personnel. In connection with the Separation, we hired and integrated a significant number of employees on an expedited basis to enable us to continue to operate without the same access to J&J’s existing operational and administrative infrastructure. Furthermore, the Separation has resulted in new and increased demands on our management team and other employees. Current or prospective employees could also experience uncertainty about their future roles at our company as a result of the Separation or other strategic, organizational or operational changes in the future. As a result, we may lose key personnel or we may be unable to attract, integrate, retain or motivate qualified individuals, or the costs associated with attracting, integrating, retaining or motivating personnel may increase. Any impact on our ability to operate our business with employees possessing the appropriate expertise could adversely affect our business, results of operations or financial condition.

Effective succession planning is also important to our long-term success. The loss of one or more of our key employees, particularly if unexpected or sudden, could adversely affect our business. While we follow a disciplined, ongoing succession planning process and have succession plans in place for senior management and other key executives, these do not guarantee that the services of qualified senior executives will continue to be available to us at particular moments in time. Any unsuccessful implementation of our succession plans or failure to ensure effective transfer of knowledge and smooth transitions involving key employees could adversely affect our business, results of operations or financial condition.

Labor disputes, strikes, work stoppages or other labor relations matters could adversely affect our business, results of operations or financial condition.

Some of our employees are members of unions or trade associations, represented by works councils or otherwise subject to collective bargaining agreements in certain jurisdictions, including the United States. As a result, we are exposed to risks associated with labor disputes, strikes, work stoppages and other similar labor relations matters. We may be unable to negotiate new collective bargaining agreements on similar or more favorable terms, and we may experience work stoppages, higher ongoing labor costs or other labor issues in the future. We may also experience difficulties or delays in implementing changes to our workforce in certain geographic markets or in building our workforce in new geographic markets that we may enter.

Legislative proposals are made or discussed from time to time to increase the federal minimum wage in the United States as well as the minimum wage in a number of federal, state and local jurisdictions around the world. As the applicable minimum wage rates increase, we may need to increase the wage rates of our hourly employees. If we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline. Legislative proposals are also made or discussed from time to time to modify benefit programs, such as health insurance and paid leave programs. Any increase in the cost of our labor as a result of these or other legislative proposals could adversely affect our business, results of operations or financial condition.

Our manufacturers, suppliers or other third-party partners may also be affected by labor-related issues, which could disrupt our operations, potentially for an extended period of time, and otherwise adversely affect our business, results of operations or financial condition. See “—We rely on third parties in many aspects of our business, including to manufacture certain of our products, which exposes us to additional risks that could adversely affect our business, results of operations or financial condition.”

Climate change, or legal, regulatory or market measures to address climate change, could adversely affect our business, results of operations or financial condition.

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere, which could have an adverse effect on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters, could adversely affect our business, results of operations or financial condition. Natural disasters and extreme weather conditions, such as hurricanes, tornados, earthquakes, wildfires or flooding incidents, pose physical risks to our facilities and assets and have in the past, and could in the future, disrupt the operation of our supply chain. The impacts of the changing climate on water resources may result in water scarcity, limiting our ability to access sufficient high-quality water in certain locations, which may increase operational costs. Concern over climate change may also result in new laws or regulations designed to reduce greenhouse gas emissions or mitigate the effects of climate change on the environment. If new laws or regulations are more stringent than current laws or regulations, we may experience disruption in, or an increase in the costs associated with, sourcing, manufacturing and distribution of our products. See “—Risks Related to Government Regulation and

Legal Proceedings—We are subject to a broad range of environmental, health and safety laws and regulations, and the impact of any obligations under these laws and regulations could adversely affect our business, results of operations or financial condition.”

For additional information about risks related to climate change and sustainability matters, including our climate change and sustainability goals, see “—Increasing scrutiny and rapidly evolving expectations from stakeholders regarding ESG matters could adversely affect our business, results of operations or financial condition.”

Increasing scrutiny and rapidly evolving expectations from stakeholders regarding ESG matters could adversely affect our business, results of operations or financial condition.

Increasing scrutiny and rapidly evolving expectations, including by governmental and non-governmental organizations, consumer advocacy groups, third-party interest groups, investors, consumers, customers, employees and other stakeholders, regarding ESG practices and performance, particularly as they relate to the environment, nature and biodiversity, climate change, plastic packaging, waste, health and safety, supply chain management, diversity, equity and inclusion, water scarcity, labor conditions and human rights, could adversely affect our business, results of operations or financial condition. The standards for tracking and reporting on ESG matters are relatively new, have not been harmonized and continue to evolve. Legislators and regulators have imposed, and likely will continue to impose, ESG-related legislation, rules and guidance, which may conflict with one another, create new disclosure obligations, result in additional compliance costs or expose us to new or additional risks. In addition, customers and other stakeholders have encouraged or required, and likely will continue to encourage or require in the future, the adoption of various ESG practices that may conflict with one another and may exceed the requirements of applicable laws or regulations. Furthermore, certain organizations that provide information to investors have developed ratings for evaluating companies on their approach to managing various ESG matters. Implementing any necessary enhancements to our global processes and controls to reflect the increased scrutiny and rapidly evolving expectations regarding ESG matters may be complex, time-consuming and costly.

In October of 2023, we launched an update of our Healthy Lives Mission, which includes public ESG goals and commitments intended to position our brands as healthy choices for both people and the planet and to better manage ESG-related impacts, risk and opportunities. We expect to expend significant resources to advance our Healthy Lives Mission and our broader ESG efforts. However, we may be unable to successfully implement programs and initiatives intended to advance progress toward our Healthy Lives Mission goals and commitments, and the outcomes may not generate the intended effects, which could adversely affect our business, results of operations or financial conditions. For example, our ESG goals and commitments could limit our ability to obtain sufficient amounts of products or materials, either at a reasonable cost or at all, because our ESG goals and commitments could reduce the number of manufacturers or suppliers with business practices or access to materials that satisfy the requirements of our ESG goals and commitments. In addition, we expect that stakeholders will compare our ESG goals and commitments against those of our competitors. Our competitors could have more robust ESG goals and commitments or be more successful at implementing their ESG goals and commitments than us, which could adversely affect our reputation. Our competitors could also decide not to establish ESG goals and commitments at a scope or scale that is comparable to our ESG goals and commitments, which could result in our competitors having lower supply chain or operating costs. Conversely, our competitors with more aggressive ESG initiatives may have preferred pricing and access as early adopters to materials that Kenvue does not have.

Our reputation may be affected by our perceived ESG credentials and our ability to meet our ESG goals. As they evaluate investment decisions, many investors look not only at company disclosures but also to ESG rating systems that have been developed by third parties to allow ESG comparisons among companies. Although we participate in some of these ratings systems, we do not participate in all such systems. The criteria used in these ratings systems may conflict and change frequently, and we cannot predict how these third parties will score us, nor can we have any assurance that they score us accurately or other companies accurately or that other companies have provided them with accurate data. We supplement our participation in ratings systems with published disclosures of our ESG activities, but some investors may desire other disclosures that we do not provide. Investors and other stakeholders may look to us to improve our ratings before remaining invested in us, making further investments in us or otherwise engaging with us. Despite our efforts, any actual or perceived failure to achieve our ESG goals or the perception (whether or not valid) that we have failed to act responsibly with respect to ESG matters, comply with ESG laws or regulations or meet societal, investor and consumer ESG expectations could result in negative publicity and reputational damage, lead consumers or customers to purchase competing products or investors to choose not to invest in our company or cause dissatisfaction among our employees or other stakeholders, which could adversely affect our business, results of operations or financial condition.

Insurance coverage, even where available, may not be sufficient to cover losses we may incur.

Our business exposes us to the risk of liabilities and losses arising from our operations. For example, we may be liable for claims brought by consumers, customers, employees or other third parties for personal injury or property damage arising from the use of our products or premises. We also may face liabilities or losses due to site-specific incidents (such as fires, explosions, flooding or power outages), natural disasters (such as hurricanes, earthquakes or other severe natural events), cybersecurity incidents and similar factors. We seek to minimize these risks where practicable and economical through various insurance contracts from third-party insurance carriers. However, any insurance coverage we purchase or otherwise have access to is subject to large deductibles on individual claims, policy limits (on individual claims and on all claims in the aggregate) and other terms and conditions. We retain an insurance risk reserve for certain losses not covered by third party insurance. Nonetheless, our insurance may not be sufficient to cover losses we may incur. Any losses that insurance does not substantially cover could adversely affect our business, results of operations or financial condition. In addition, the insurance industry has become more selective in offering some types of insurance, such as product liability and cybersecurity insurance, and we may not be able to obtain certain insurance coverage on favorable terms, or at all, in the future.

Significant product returns or refunds could adversely affect our business, results of operations or financial condition.

In accordance with our terms of sale, we allow our customers to return products in exchange for reimbursement and refund. In addition, some of our agreements with our retail trade customers provide that we are responsible for the logistical costs associated with certain product returns. Return rates and related costs may be higher for products with degrees of unpredictable seasonable demand, such as products used for sun protection or to treat coughs and colds. If product returns or refunds are significant or higher than anticipated, our business, results of operations or financial condition could be adversely affected. Furthermore, we and our third-party partners, including retail trade customers and third-party e-commerce partners, modify policies relating to returns or refunds from time to time, and may do so in the future, which may result in consumer dissatisfaction, damage to our reputation or our brands or an increase in the number of product returns or the amount of refunds we make. From time to time, our products are not received as expected or are damaged in transit, which can increase return rates, damage our reputation or our brands and otherwise adversely affect our business, results of operations or financial condition.

Risks Related to Government Regulation and Legal Proceedings

We are subject to a broad range of laws and regulations in the United States and around the world, and compliance with or enforcement actions related to these laws and regulations could adversely affect our business, results of operations or financial condition.

We are subject to a broad range of laws and regulations in the United States and around the world. These laws and regulations apply to many areas of our business, including most aspects of our products, such as their development, ingredients, formulation, manufacture, packaging content, labeling, storage, transportation, distribution, export, import, advertising, sale and environmental impact. Compliance with or enforcement actions related to these laws and regulations could adversely affect our business, results of operations or financial condition. In the United States, federal authorities, including the FDA, the FTC, the CPSC, the OSHA, the EPA and the DEA, regulate different aspects of our business, along with parallel authorities at the state and local levels and comparable authorities in other jurisdictions.

In particular, the FDA and comparable authorities in other jurisdictions regulate the facilities and operational procedures that we use to manufacture our products. We are required to register our facilities with these authorities and manufacture products in these facilities in accordance with current Good Manufacturing Practices (“cGMP”) or similar manufacturing standards in each country in which we manufacture products. Compliance with these regulations and with our own quality standards, which may exceed applicable government regulations, requires substantial expenditures of time, money and effort across many areas of our business, including with respect to training of personnel, recordkeeping, production, quality control and quality assurance. Failure to comply with cGMP or similar manufacturing standards at one of our or our third-party partners’ facilities could result in adverse regulatory action. For example, McNEIL-PPC, Inc., whose assets have been transferred to us in connection with the Separation, previously operated under a consent decree, signed in 2011 with the FDA, which governed certain of its manufacturing operations and required it to remediate the facilities it operated in Lancaster, Pennsylvania (sold during fiscal year 2023), Fort Washington, Pennsylvania and Las Piedras, Puerto Rico. The FDA completed its inspections of these facilities, which included a required five-year audit period by a third-party cGMP expert, and this consent decree was vacated in July 2021.

New or more stringent laws or regulations, more restrictive interpretations of existing laws or regulations or increased enforcement actions by governmental and regulatory agencies around the world could increase our ongoing costs of compliance, alter the environment in which we do business or otherwise adversely affect our business, results of operations or financial condition. The global regulatory landscape is subject to rapid and unexpected changes, including as a result of the Russia-Ukraine War, the recent military conflict in the Middle East, and there has been a general trend toward increasingly stringent regulation and enforcement around the world in recent years. If we fail to comply with any new or existing laws or regulations, we may be required to pay damages, cease advertising or promotional activities, alter our products or marketing materials, cease selling certain products and possibly face fines or sanctions. Furthermore, as we continue to expand our global operations, we may be required to comply with market-specific laws and regulations, including by obtaining approvals, licenses or certifications from a particular country’s regulators. Failure to obtain these approvals, licenses or certifications or comply with these laws or regulations could impede our growth prospects and otherwise adversely affect our business, results of operations or financial condition.

While it is our policy and practice to comply with all laws and regulations applicable to our business, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees, joint venture partners or agents. A finding that we are in violation of, or out of compliance with, applicable laws or regulations could subject us to civil remedies, including fines, damages, injunctions or product recalls, or criminal sanctions, any of which could adversely affect our business, results of operations or financial condition. Even if a claim is unsuccessful, is without merit or is not fully pursued, the cost of responding to such a claim, including management time and out-of-pocket expenses, and the negative publicity surrounding such assertions regarding our products, processes or business practices could adversely affect our reputation or our brands and otherwise adversely affect our business, results of operations or financial condition.

For additional information about the regulatory landscape applicable to our business, see the section titled “Business—Government Regulations” included herein. For additional information about risks related to the regulatory landscape applicable to our business, see “—A breach of privacy laws or unauthorized access, loss or misuse of personal data could adversely affect our business, results of operations or financial condition.”, “—Our extensive operations and business activity throughout the world expose us to a variety of laws and regulations related to anti-corruption and human rights matters, and enforcement actions related to these laws and regulations could adversely affect our business, results of operations or financial condition.” and “—We are subject to a broad range of environmental, health and safety laws and regulations, and the impact of any obligations under these laws and regulations could adversely affect our business, results of operations or financial condition.”

We are, and could become, subject to significant legal proceedings and regulatory investigations that may result in significant expenses, fines and reputational damage.

In the ordinary course of business, we may be subject to a wide variety of claims, lawsuits and regulatory and governmental investigations involving various issues such as intellectual property, commercial contracts, product liability, labeling, marketing, advertising, pricing, antitrust and trade regulation, labor and employment, indemnification, data privacy and security, environmental, health and safety, and tax matters. These claims and lawsuits may result in significant expenses, fines, and reputational damage. Litigation, in general, and securities, derivative action, class action and multi-district litigation, in particular, can be expensive and disruptive, regardless of the merit of the underlying claims. Some of these matters may include thousands of plaintiffs, may involve parties seeking large or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. It is not feasible to predict the ultimate outcome of a legal proceeding, and our assessment of the materiality of a legal proceeding, including any accruals taken in connection therewith, may not be consistent with the ultimate outcome of the legal proceeding. We could, from time to time in the future, be required to pay significant amounts as a result of settlements or judgments in legal proceedings, potentially in excess of accruals, including proceedings where we could be held jointly and severally liable among other defendants. In addition, our current estimates of the potential impact of legal proceedings on our business, results of operations or financial condition could change from time to time in the future. The resolution of, or increase in accruals for, a legal proceeding in a particular reporting period could adversely affect our business, results of operations or financial condition for that period.

For additional information about our current legal proceedings, see Note 17, “Commitments and Contingencies,” to the Consolidated Financial Statements included herein.

Concerns about the reliability, safety or efficacy of our products or their ingredients could result in litigation, regulatory action, reputational damage, product recalls, product reformulations or product withdrawals, which could adversely affect our business, results of operations or financial condition.

Concerns about the reliability, safety or efficacy of our products or their ingredients, whether raised internally or by litigants, regulators, consumer advocacy groups, third-party interest groups or others, and whether or not based on scientific or factual evidence, have resulted, and could in the future result, in governmental investigations, regulatory action (including the shutdown of manufacturing facilities), private claims and lawsuits, recalls, reformulations, significant remediation and related costs, safety alerts, product shortages, declining sales or reputational damage (including damage to brand image, brand equity and consumer trust in our products). We have in the past paid, and we may be required in the future to pay, for losses or injuries purportedly caused by our products. These claims may be based on a variety of allegations, including that our products contain contaminants or impurities, provide inadequate instructions or warnings regarding their use, have defective packaging, fail to perform as advertised or damage property or persons. If any of our products, or an ingredient contained in any of our products, is perceived or found to be contaminated or tampered with, or otherwise defective or unsafe, we have needed to, and may in the future need to, recall, reformulate or withdraw our products, which could result in the adverse effects described above. The availability of third-party product liability insurance is uncertain and, even if available, potential claims may be subject to a deductible, exceed the amount of coverage or be excluded under the terms of the policies. See “—Risks Related to Our Operations—Insurance coverage, even where available, may not be sufficient to cover losses we may incur.”

Product recalls, product reformulations and product withdrawals of various magnitudes have occurred in each of our business segments and may occur in the future, including as a result of manufacturing issues, contamination issues, shipping and other supply chain issues and labeling issues. For example, with respect to our Skin Health and Beauty segment, in July 2021, Johnson & Johnson Consumer Inc. (“Old JJCI”) voluntarily recalled all lots of five Neutrogena® and Aveeno® aerosol sunscreen product lines to the consumer level and advised consumers to stop using the affected products out of an abundance of caution after internal testing identified low levels of benzene in some samples of the products, though based on exposure modeling and the U.S. Environmental Protection Agency’s framework, daily exposure to benzene in the recalled products would not be expected to cause adverse health consequences. See Note 17, “Commitments and Contingencies,” to the Consolidated Financial Statements included herein for additional information regarding benzene. In addition, the Modernization of Cosmetics Regulation Act, enacted in December 2022, is expected to expand the FDA’s regulatory authority over cosmetic products, including by providing the FDA with new mandatory recall authority over cosmetics and by requiring the registration of cosmetic manufacturing facilities, the reporting of certain adverse events, the issuance of cGMP requirements and the establishment of safety substantiation requirements.

We have also faced, and could face in the future, concerns about the reliability, safety or efficacy of the ingredients used in our products. Scrutiny of ingredients we use in our products, including scrutiny that originates on digital or social media platforms, may result in an inability to use, or restrictions on the use of, the ingredients or a requirement for remedial action, which could cause us to incur significant additional costs, particularly if we need or otherwise decide to reformulate the affected products, or result in litigation. For example, Johnson & Johnson Inc. (Canadian affiliate) (“JJI”) previously sold over-the-counter Zantac (ranitidine) products in Canada. JJI has been named as a defendant, along with other manufacturers, in four proposed class actions in Canada alleging that Zantac and other over-the-counter medications that contain ranitidine may degrade and result in unsafe levels of N-nitrosodimethylamine (“NDMA”) and can cause or have caused various cancers in patients using the products. JJI has also been named as a defendant, along with other manufacturers, in various personal injury actions in Canada related to Zantac products. Though we may have rights to indemnification from third parties for certain liabilities relating to these claims, it is not possible, at this stage, to assess reliably the outcome of these lawsuits or the potential financial impact on the Company. J&J has also received demands for indemnification for legal claims related to over-the-counter Zantac products sold by third parties in the United States.

In addition, our affiliate Johnson & Johnson Consumer Inc. (“New JJCI”) has been named in cases in federal court alleging that prenatal exposure to Tylenol®, an acetaminophen product, is associated with the development of autism spectrum disorder and attention-deficit/hyperactivity disorder in children. Plaintiffs have asserted similar claims against retailer chains, alleging similar injuries resulting from use of store-brand generic acetaminophen products. In October 2022, lawsuits filed in federal courts in the United States were organized as a multi-district litigation in the U.S. District Court for the Southern District of New York. In February 2024, the Court entered final judgment in favor of New JJCI and other sellers of acetaminophen-containing products and dismissed the majority of cases then pending in the multi-district litigation. No trial dates have been set in the remaining actions. In addition, lawsuits have been filed in state court against New JJCI, us and J&J, and lawsuits have been filed in Canada against our Canadian affiliate.

Furthermore, in September 2023, the Nonprescription Drugs Advisory Committee (the “NDAC”) of FDA met to discuss new data on the effectiveness of orally administered phenylephrine (“PE”) and concluded that the current scientific data do not support that the recommended dosage of orally administered PE is effective as a nasal decongestant. Neither FDA nor the NDAC raised concerns about safety issues with use of oral PE at the recommended dose. FDA has stated it will consider the input of the NDAC, and the evidence, before taking any action on the status of oral PE. Beginning in September 2023, following the NDAC vote, putative class actions were filed against the Company and its affiliates, along with other sellers and manufacturers of PE-containing products, asserting various causes of action including violation of consumer protection statutes, negligence and unjust enrichment. Separately, putative Canadian class actions were filed beginning in September 2023 against our affiliates, along with other sellers and manufacturers of PE-containing products, alleging false, misleading representations, and seeking damages and declaratory relief based on similar causes of action. Additionally, beginning in October 2023, two putative securities class actions were filed in the U.S. District Court for the District of New Jersey against us and certain of our officers, among other defendants. Finally, in January 2024, shareholder derivative complaints were filed in the U.S. District Court for the District of New Jersey against the Company as the nominal defendant and our directors and certain of our officers as defendants, among other defendants. It is not possible at this stage to assess reliably the outcome of these cases or the potential financial impact on the Company. See Note 17, “Commitments and Contingencies,” to the Consolidated Financial Statements included herein for additional information regarding litigation related to Zantac, acetaminophen, and PE.

Concerns about the reliability, safety or efficacy of the ingredients used in our products could also discourage customers and consumers from carrying, purchasing or using our products. For example, subsequent to the NDAC meeting, certain retailers announced they would no longer sell certain oral cough and cold products that contain PE as the only active ingredient, and it is possible other retailers will make similar decisions, which could adversely affect our business, results of operations or financial condition.

If we remove certain ingredients from our products, either voluntarily or pursuant to a regulatory mandate, we may not be able to successfully develop an alternative formulation or obtain necessary regulatory approvals on a timely basis, or at all. Furthermore, any reformulated product we introduce to the market may not be positively received by consumers and customers, which could result in lost sales, damage our reputation or our brands or otherwise adversely affect our business, results of operations or financial condition.

Moreover, negative perceptions of our products or their ingredients may arise from product liability claims, product recalls or product withdrawals, regardless of whether the claims, recalls or withdrawals directly involve us or our products. In addition, the mere publication of information asserting concerns about the reliability, safety or efficacy of competing products or ingredients in competing products that are also used in our products could adversely affect our business, results of operations or financial condition. Increased regulation, litigation or adverse publicity concerning ingredients used in our products, such as acetaminophen, may discourage consumers from buying our products that contain those ingredients, even when the regulation, litigation or publicity does not directly relate to or expressly mention us or our products, and even if not accurate. In addition, we believe our products are reliable, safe and effective when used for their intended purposes in accordance with label directions. However, consumers have misused, and may in the future misuse, our products, including for unauthorized, nefarious or other unintended purposes, which in certain instances has had, and may in the future have, serious or even fatal implications. Misuse of our products has led to, and may in the future lead to, criticism on digital and social media platforms, negative coverage by traditional media and other forms of adverse publicity regarding our products or their ingredients, which could similarly discourage consumers from buying our products or otherwise adversely affect our reputation or our brands. See “—Risks Related to Our Business and Industry—Our brands are critical to our success, and damage to our reputation or our brands could adversely affect our business, results of operations or financial condition.”

Legal proceedings related to talc or talc-containing products, such as Johnson’s® Baby Powder, sold outside the United States and Canada and other risks and uncertainties related to talc or talc-containing products could adversely affect our business, results of operations or financial condition.

A significant number of personal injury claims alleging that talc causes cancer have been made against Old JJCI and J&J arising out of the use of body powders containing talc, primarily Johnson’s® Baby Powder. In addition, J&J has received inquiries, subpoenas and requests to produce documents regarding talc matters from various U.S. governmental authorities and is also subject to consumer protection cases and investigations from state attorneys general.

In October 2021, Old JJCI implemented a corporate restructuring, as a result of which LTL Management LLC (“LTL”), a subsidiary of J&J, was established through a demerger procedure and assumed sole responsibility for all liabilities of Old JJCI related in any way to injury or damage, or alleged injury or damage, sustained or incurred in the purchase or use of, or exposure to, talc, including talc contained in any product sold in the United States or Canada, or to the risk of, or responsibility for, any such damage or injury, including such liabilities based on the contamination, or alleged contamination, of talc, including talc contained in any product sold in the United States and Canada, with asbestos or any other material (the “Talc-Related Liabilities”). Pursuant to the Separation Agreement, J&J has retained the Talc-Related Liabilities and, as a result, has agreed to indemnify us for the Talc-Related Liabilities and any costs associated with resolving such claims. Such claims represent the vast majority of claims relating to harm arising out of, based upon or resulting from, directly or indirectly, the presence of or exposure to talc or talc-containing products. However, we remain responsible for all liabilities on account of or relating to harm arising out of, based upon or resulting from, directly or indirectly, the presence of or exposure to talc or talc-containing products sold outside the United States or Canada. LTL remains a subsidiary of J&J (and not Kenvue) following the Separation.

We cannot predict with certainty the amount or timing of Talc-Related Liabilities that LTL or J&J will be required to pay, whether in connection with the bankruptcy proceedings or otherwise.

Various parties have brought, and it is possible that other parties will seek to bring, claims against us, including by raising allegations that we are liable for the Talc-Related Liabilities, and it is possible that these parties will be successful in bringing such claims. Although, under the Separation Agreement, J&J has agreed to indemnify us for the Talc-Related Liabilities and any costs associated with resolving such claims, we cannot assure you that the indemnity from J&J will be sufficient to protect us against the full amount of these liabilities or that J&J will be able to fully satisfy its indemnification obligations. See “—Risks Related to Our Relationship with J&J—In connection with the Separation, J&J agreed to indemnify us for certain liabilities. However, we cannot assure you that the indemnity will be sufficient to protect us against the full amount of such liabilities or that J&J’s ability to satisfy its indemnification obligation will not be impaired in the future.”

Although talc-based baby powder was discontinued by J&J in the United States and Canada in 2020, and we never manufactured or sold it in those markets, we have been named in claims and lawsuits, and J&J has agreed to indemnify us in those matters pursuant to the aforementioned indemnity for the Talc-Related Liabilities.

Furthermore, we have been, and may continue to be, subject to claims arising out of the sale of talc-based products that do not constitute Talc-Related Liabilities, such as claims relating to the sale of talc-based Johnson’s® Baby Powder outside the United States or Canada. We are currently subject to a few such claims outside of the United States and Canada which are in early stages, and as such, we cannot reasonably estimate any probable loss relating to such claims. While we believe we have substantial defenses to these claims, it is not feasible to predict the ultimate outcome of these litigations. Although the sale of talc-based Johnson’s® Baby Powder has been discontinued globally, we may be subject to additional claims related to the sale of talc-based Johnson’s® Baby Powder outside of the United States and Canada, including potential governmental inquiries, investigations, claims and consumer protection cases. To the extent any such additional claims, whether currently pending or made in the future, do not constitute Talc-Related Liabilities, any related liabilities would not be covered by J&J’s indemnification obligations under the Separation Agreement. As a result, it is possible that these additional claims could adversely affect our business, results of operations or financial condition.

We may not be able to successfully establish, maintain, protect and enforce intellectual property rights that are, in the aggregate, material to our business.

We rely on a combination of intellectual property rights, including our trademarks, trade secrets, patents and copyrights, as well as rights to third-party intellectual property pursuant to licenses and other contracts, to establish, maintain, protect and enforce the intellectual property and proprietary information used in our business.

We may not be able to establish, maintain, protect or enforce our own intellectual property rights or, where appropriate, license in intellectual property rights necessary to support new product introductions. In addition, intellectual property is territorial, and, even if such rights are protected in the United States, the laws of other countries in which our products are or may be sold do not universally protect intellectual property rights to the same extent or in the same way as U.S. intellectual property laws. Public policy, both within and outside the United States, has often become increasingly unfavorable toward certain classes of intellectual property rights. We cannot be certain that we will obtain adequate intellectual property protection for new products and technologies in the United States and other important markets or that such protections will last as long as originally anticipated.

Our intellectual property rights could be invalidated, circumvented or challenged in the future, and we could incur significant costs in connection with legal actions relating to such rights. If other parties infringe on, misappropriate or otherwise violate our intellectual property rights, they could diminish the value that consumers or customers associate with our brands in the marketplace and otherwise adversely affect our business, results of operations or financial condition.

From time to time, legal action has been, and may in the future be, necessary to maintain, protect and enforce our intellectual property and other proprietary rights. We may not be successful in prevailing in any such matters, regardless of the merits or our expenditures and efforts. Our efforts to enforce our intellectual property and other proprietary rights may be met with defenses, counterclaims and counter suits attacking the validity and enforceability of our intellectual property and other proprietary rights, and if such defenses, counterclaims or counter suits are successful, it could diminish, or we could otherwise lose, valuable intellectual property and other proprietary rights.

For certain of our products, we rely on inbound and outbound third-party licensing arrangements, the loss of which could adversely affect our business, results of operations or financial condition. In the event that any inbound license pursuant to which we use intellectual property rights of a third party expires or is otherwise terminated, we would lose the right to use the intellectual property covered by the license, which could require us to develop or license in alternative intellectual property. Our rights as a licensee could be similarly reduced if the applicable licensor fails to maintain or protect the licensed intellectual property in a manner that compromises the value of the licensed intellectual property. We also license out certain of our intellectual property rights to third parties, for which we receive royalty income in exchange. These outbound licensing arrangements inherently involve a lesser degree of control over the use of our intellectual property rights, thereby potentially increasing our reputational, legal, financial and operational risk by exposing the licensed intellectual product to product safety, quality, sustainability and other concerns. See “—Risks Related to Our Operations—We rely on third parties in many aspects of our business, including to manufacture certain of our products, which exposes us to additional risks that could adversely affect our business, results of operations or financial condition.”

For certain of our products, product uses, product formulations, manufacturing processes, delivery devices, dosage forms, packaging and designs, we rely on trade secrets, know-how and other proprietary information, which we seek to protect, in part, through IT Systems and by confidentiality and nondisclosure agreements with our employees, vendors, consultants and other commercial partners. We also seek to enter into agreements whereby our employees, vendors, consultants and other commercial partners assign to us the rights in any intellectual property they develop in the course of their engagement with us. However, these agreements may be breached, and we may not have adequate remedies for any breach. These agreements may not be self-executing or otherwise effectively prevent disclosure or misappropriation of our trade secrets, know-how or other proprietary information, and disputes may still arise with respect to the ownership of the intellectual property and proprietary information used in our business. In addition, third parties may independently develop substantially equivalent proprietary information.

The loss of any registered trademark or other rights with respect to our trademarks or trade names could enable other companies to compete more effectively with us and otherwise adversely affect our business, results of operations or financial condition.

We consider our trademarks and trade names to be, in the aggregate, material to our business. Our trademarks and trade names are valuable assets that reinforce how consumers, customers and other third parties perceive our brands and products. We have invested a significant amount of resources and money in establishing and promoting our trademarked brands. Our continued success depends, to a significant degree, upon our ability to protect and preserve our registered trademarks, as well as our other rights with respect to our trademarks and trade names, and to successfully obtain additional trademark registrations in the future. We undertake substantial efforts to maintain proper use of, and to vigorously protect, our trademarks and trade names through enforcement actions as necessary, but it is possible that some courts, particularly those outside the United States, may determine that certain third-party trademarks or trade names are non-infringing, which could adversely affect our business, results of operations or financial condition. In addition, during trademark registration proceedings, we may receive rejections of our trademark applications by the U.S. Patent and Trademark Office (“USPTO”) or comparable authorities in other jurisdictions.

We may not be able to obtain trademark protection in all jurisdictions that we consider to be important to our business. In addition, we cannot assure you that the steps we have taken and will take in the future to protect our trademarks or trade names will prove adequate, that our trademarks and trade names can be successfully defended and asserted in the future or that third parties will not infringe upon or otherwise violate any such rights. Our trademark and trade name rights and related registrations may be challenged, opposed, infringed, diluted, canceled, circumvented, declared generic or determined to be infringing on other marks, as applicable. Failure to protect our trademark and trade name rights could prevent us in the future from challenging third parties who use names and logos similar to our trademarks or trade names, which may in turn cause consumer confusion or negatively affect perceptions of our brands and products. Moreover, any trademark or trade name disputes may result in a significant distraction for management and significant expense, which may not be recoverable regardless of whether we successfully resolve the dispute. Such proceedings may be protracted with no certainty of success, and an adverse outcome could subject us to liabilities, require us to cease use of certain trademarks, trade names or other intellectual property or require us to enter into licenses with third parties, any of which could have an adverse effect on our business, results of operations or financial condition.

An inability to successfully establish, maintain, protect and enforce patent rights could adversely affect our business, results of operations or financial condition.

We have applied for, and may continue to apply for, patents relating to our products, product uses, product formulations, manufacturing processes, delivery devices, dosage forms, packaging and designs. When we apply for patents, our applications may not be successful and result in the issuance of any patents or the scope of issued patents may not provide adequate protection from competition. The patenting process is expensive and time-consuming, and we may not be able to file or prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant geographic markets.

It is possible that patents issued or licensed to us may be challenged successfully in the future, and such patents may consequently be narrowed in scope or found to be invalid or unenforceable. Our owned or in-licensed patents may also be challenged in administrative proceedings in the USPTO and patent offices outside the United States. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our owned or in-licensed patents or narrow the scope of our patent protection. If we or our licensors are not successful in defending against a challenge to our owned or in-licensed patents and maintaining exclusive rights to market one or more of our products still under patent protection, we could lose a portion of our sales in a very short period. We or our licensors may also initiate litigation against third parties to protect or enforce our owned or in-licensed patent rights, but even in cases where we or our licensors prevail in an infringement claim, the legal remedies available for harm caused to us may not be sufficient to make us whole.

Our current owned and in-licensed patents will expire or they may otherwise cease to provide meaningful competitive advantage, and we may be unable to adequately develop new technologies and obtain future patent protection to preserve our competitive advantage or avoid adverse effects on our business, results of operations or financial condition. Moreover, many of our products use APIs whose original patents have expired, and our owned and in-licensed patents rarely, if ever, solely cover a new API by itself. Even with respect to our products or ingredients in our products that may be covered by patents, there may be numerous similar yet non-infringing products or ingredients in the marketplace, and this could negatively affect sales we might otherwise make.

We may be involved in legal proceedings based on the alleged violation of intellectual property rights, such as trademark or patent infringement claims, and, if we are found to have violated the intellectual property rights of others, our business, results of operations or financial condition could be adversely affected.

Despite our internal processes for intellectual property clearance, we may be involved in legal proceedings based on the alleged violation of intellectual property rights of others, including claims of trademark or patent infringement or that competitors, collaborators or former employees have an interest in our trade secrets or other intellectual property. As a result, we could be subject to significant litigation or licensing costs or face obstacles to selling our products. If we are found to have infringed, misappropriated or otherwise violated the trademark, trade secret, patent, copyright or other intellectual property rights of others, directly or indirectly, through the use of trademarks, inventions, works of authorship or technologies to which third parties have a prevailing ownership claim, we may need to cease use of such trademark, invention, work or technology in our business and pay for past infringement. We may also be required to obtain a third-party license, which may not be available on reasonable terms or at all, and even if the applicable owners are willing to permit us to continue to use the intellectual property rights, they could require significant compensation for our continued use of those rights. In certain circumstances, we may be required to redesign our products and trademarks so that they do not infringe, misappropriate or otherwise violate third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time. Ceasing this use, paying these substantial amounts or undertaking these redesign efforts could cause us to become less competitive and could adversely affect our business, results of operations or financial condition. Even if it is ultimately determined that we did not infringe, misappropriate or otherwise violate the intellectual property rights of others, we could incur material legal costs and related expenses to defend against such claims, and we could incur significant costs associated with suspending our use of the challenged intellectual property rights, which could adversely affect our business, results of operations or financial condition.

Furthermore, we have employed, and expect to employ in the future, individuals who were previously employed at other companies, including our competitors or potential competitors. Although we seek to ensure that these employees, as well as our other employees and our vendors, consultants and other commercial partners, do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these persons have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or other third parties or that we have improperly used or obtained these trade secrets or other proprietary information. Litigation may be necessary to defend against these claims. If we are unable to successfully defend these claims, in addition to paying monetary damages, we may lose valuable intellectual property rights and face increased competition. The unauthorized access to, or disclosure of, our proprietary information or the loss of these intellectual property rights may impact our ability to develop, manufacture and sell our own products or may assist competitors in the development, manufacture and sale of competing products, which could adversely affect our business, results of operations or financial condition.

A breach of privacy laws or unauthorized access, loss or misuse of personal data could adversely affect our business, results of operations or financial condition.

We are subject to increasingly complex and changing privacy and data protection laws and regulations in the United States and around the world that impose broad compliance obligations on the collection, transmission, dissemination, use, privacy, confidentiality, security, retention, availability, integrity and other processing of health-related and other sensitive and personal information. These laws and regulations could expose us to significant risks due to our digital-first strategy. See “—Risks Related to Our Business and Industry—We may face challenges in implementing our digital-first strategy, which could adversely affect our business, results of operations or financial condition.” Failure to comply with these laws and regulations, which may conflict with one another and evolve in the future, could result in substantial fines, penalties, private rights of action, claims and damage to our reputation.

These laws and regulations include the California Consumer Privacy Act (as modified by the California Privacy Rights Act), the EU GDPR, the U.K. GDPR, and China’s PIPL. We are also subject to federal health information privacy laws, such as the Health Insurance Portability and Accountability Act (“HIPAA”), and consumer protection laws, such as the Controlling the Assault of Non-Solicited Pornography and Marketing Act (the “CAN-SPAM Act”), which further impose requirements for the collection, use, storage, access, transfer and protection of health-related and other sensitive and personal information. In the United States, we are also subject to a growing number of state laws and regulations, including the Illinois Biometric Information Privacy Act, that govern the collection and use of biometric information, such as fingerprints and facial biometric templates, as well as laws in all 50 states that require businesses, under certain circumstances, to provide notice to consumers whose personal information has been accessed or acquired as a result of a data breach and, in some cases, to regulators. These laws are changing rapidly and there is also discussion in Congress of a new comprehensive federal data privacy law to which we may become subject if it is enacted, which would add additional complexity, restrictions and potential legal risks and may require additional investment of resources in compliance programs and other operational costs. Additional privacy and data protection laws and regulations are being developed around the world, including in other jurisdictions in which we operate, and privacy enforcement by governmental authorities globally, particularly on data localization requirements and international data flows, has increased in recent years.

Compliance with these new and changing laws has impacted, and may in the future impact, our business strategies, and unforeseen changes to privacy laws may affect our ability to tailor and personalize our products and services to meet our strategic goals or consumer expectations, which could adversely affect our business, results of operations or financial condition. In addition, certain privacy and data protection laws may apply to us indirectly through our customers, manufacturers, suppliers or other third-party partners. For example, non-compliance with applicable laws or regulations by a third-party partner that is processing personal data on our behalf may be deemed non-compliance by us or a failure by us to conduct proper due diligence on the third party. See “—Risks Related to Our Operations—We rely on third parties in many aspects of our business, including to manufacture certain of our products, which exposes us to additional risks that could adversely affect our business, results of operations or financial condition.” In addition, in the ordinary course of business, we may be subject to claims, lawsuits or regulatory or governmental investigations or inquiries relating to our data privacy practices, including claims or lawsuits from third parties alleging that we have breached applicable data privacy laws or otherwise violated their privacy rights. See “—We are, and could become, subject to significant legal proceedings and regulatory investigations that may result in significant expenses, fines and reputational damage.”

The changes introduced by privacy and data protection laws increase the complexity of regulations enacted to protect business and personal data and subject us to additional costs, including costs associated with implementing any required changes to our security systems, policies, procedures and practices. We are also subject to the terms of our external and internal privacy and security policies, codes, representations, certifications, industry standards, publications and frameworks and contractual obligations to third parties related to privacy, information security and data processing, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with data protection laws or other obligations. In particular, the publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Any concerns about our data privacy and security practices, even if unfounded, could damage the reputation of our businesses and discourage potential users from our products and services.

Our extensive operations and business activity throughout the world expose us to a variety of laws and regulations related to anti-corruption and human rights matters, and enforcement actions related to these laws and regulations could adversely affect our business, results of operations or financial condition.

We have extensive operations and business activity outside the United States, which exposes us to a variety of complex laws and regulations in the United States and around the world. These include anti-corruption laws and regulations, such as the

FCPA, the U.K. Bribery Act 2010 and Chinese anti-corruption laws, that are aimed at preventing and penalizing corrupt behavior. For example, the FCPA prohibits companies from promising, offering or giving anything of value to foreign officials with the corrupt intent of influencing the foreign official for the purpose of obtaining or retaining business or gaining any improper advantage. We operate in jurisdictions where corruption, bribery, pay-offs and other similar practices may not be uncommon. Although our policies and procedures require compliance with these laws and regulations and are designed to facilitate compliance with these laws and regulations, our employees, contractors and agents may take actions in violation of applicable laws or regulations or our policies. Any such violation or alleged violation, even if prohibited by our policies, could result in criminal or civil sanctions, reputational damage or other substantial costs and penalties, any of which could adversely affect our business, results of operations or financial condition.

We are also subject to an increasing number of laws and regulations designed to combat abuses of human rights in supply chain operations. These laws and regulations could affect the sourcing, availability and pricing of materials used in the manufacture of our products, which could disrupt our manufacturing operations. In addition, we have incurred additional costs to comply with these laws and regulations, including through policies and procedures related to conducting due diligence on our supply chain. Nevertheless, we have a complex supply chain, and we may not be able to sufficiently verify the origins of certain materials used in our products or the conditions under which they were sourced. Any violation or alleged violation of these laws and regulations, even if prohibited by our policies, could result in criminal or civil sanctions, reputational damage or other substantial costs and penalties, any of which could adversely affect our business, results of operations or financial condition.

In addition, we are subject to laws and regulations pertaining to sanctions imposed by the United States (including those imposed by the U.S. Treasury Department’s OFAC) and other authorities that may prohibit us or our affiliates from doing business in certain countries or restrict the type of business that may be conducted by us or our affiliates. For example, actions taken in response to the Russia-Ukraine War have included the imposition of export controls and broad financial and economic sanctions against Russia, Belarus and specific areas of Ukraine. See “—Risks Related to Financial and Economic Market Conditions—Acts of war, military actions, terrorist attacks, or civil unrest could adversely affect our business, results of operations or financial condition.” Any violation or alleged violation of these laws and regulations, even if prohibited by our policies, could result in criminal or civil sanctions, reputational damage or other substantial costs and penalties, any of which could adversely affect our business, results of operations or financial condition.

We are subject to a broad range of environmental, health and safety laws and regulations, and the impact of any obligations under these laws and regulations could adversely affect our business, results of operations or financial condition.

We are subject to a broad range of federal, state and local laws and regulations concerning the environment, health and safety matters, regulation of chemicals and product safety in the countries in which we manufacture and sell our products or otherwise operate our business. These include requirements governing product content and labeling, the handling, manufacture, transportation, storage, use and disposal of hazardous materials and wastes, the discharge and emission of pollutants and the cleanup of contamination in the environment. We could incur substantial costs, including civil or criminal fines or penalties, enforcement actions and other third-party claims and cleanup costs as a result of our failure to comply with, or liabilities under, environmental, health and safety laws and regulations or permits required thereunder. Under certain environmental laws and regulations, we may be subject to liability for environmental investigations and cleanups, including at properties that we currently or previously owned or operated, or at sites at which waste we generated was disposed, even if the contamination was not caused by us or the relevant conduct was legal at the time it occurred. We are addressing contamination from historical operations that has been identified at certain of our current or former properties and are involved in a number of proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, and other comparable state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation. We may incur significant additional costs as a result of the discovery of contamination or the imposition of additional obligations at these or other sites in the future. We may incur significant additional costs as a result of the discovery of contamination or the imposition of additional obligations in the future, including at sites where we are currently addressing contamination or have been named as one of the responsible parties. Further noncompliance with laws and regulations, or the appearance of noncompliance, could impact our reputation and suppliers, customers, and consumers’ willingness to work with us or purchase our products.

Laws and regulations related to environmental, health and safety matters have become, and are likely to continue to become, more stringent over time. Compliance with existing or future requirements could require us to incur significant operating or capital expenditures or result in significant restrictions on our operations, including installing pollution control equipment or reformulating or ceasing the marketing of our products. We also are subject to extensive and evolving regulations regarding the manufacturing, processing, distribution, importing, exporting, registration and labeling of our products and their raw materials. This includes the REACH regulations, which came into effect in the European Union in 2007, with implementation rolling out over time, and includes certain chemical evaluation and registration requirements and potential restrictions. Since the promulgation of REACH, other jurisdictions have enacted or are in the process of implementing similar comprehensive chemical regulations. Additionally, many jurisdictions have begun to adopt a wide variety of extended producer responsibility (“EPR”) laws. EPR laws place on product manufacturers obligations to reduce post-consumer environmental impacts of products and packaging. For example, some EPR laws require producers to provide financial support for recycling infrastructure, implement takeback schemes, reduce plastic use, and shoulder the costs to upgrade waste treatment facilities. These and other laws and regulations, as well as responding to related consumer expectations, may require us to redesign or change certain aspects of our products and could adversely affect our business, results of operations or financial condition.

Changes in tax laws or exposures to additional tax liabilities could adversely affect our business, results of operations or financial condition.

Changes in tax laws or regulations in jurisdictions in which we operate, including changing laws in the United States and changes led by the Organization for Economic Cooperation and Development, such as the continuing enactment by additional countries of a global minimum tax, could negatively impact our effective tax rate and adversely affect our business, results of operations or financial condition. A change in statutory tax rate or certain international tax provisions in any jurisdiction would result in the revaluation of our deferred tax assets and liabilities related to that particular jurisdiction in the period in which the new tax law is enacted. Any such change would result in an expense or benefit recorded in our Consolidated Statements of Operations. We closely monitor these proposals as they arise in the jurisdictions where we operate. Changes to tax laws or regulations may occur at any time, and any related expense or benefit recorded may be material to the fiscal quarter and year in which the law change is enacted. For additional information, see Note 14, “Income Taxes,” to the Consolidated Financial Statements included herein.

We conduct business and file tax returns in numerous jurisdictions and are subject to regular reviews, examinations and audits by many tax authorities around the world. These reviews, examinations and audits can cover periods for several years prior to the date the review, examination or audit is undertaken and could result in the imposition of material tax liabilities, including interest and penalties, if our positions are not accepted by the applicable tax authority. In connection with various government initiatives, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in other jurisdictions. We regularly assess the likely outcomes of our tax audits and disputes to determine the appropriateness of our tax reserves. However, any tax authority could take a position on tax treatment that is contrary to our expectations, which could result in tax liabilities, including interest and penalties, in excess of reserves.

Risks Related to Financial and Economic Market Conditions

We face a variety of risks associated with conducting business around the world, including foreign currency fluctuations, and these risks will increase as we continue to expand our global operations.

Our extensive operations and business activity outside the United States are accompanied by certain financial, economic and political risks, including:

•local and regional economic environments and policies in the markets that we serve, including interest rates, monetary policy, inflation, economic growth, recession, commodity prices and currency controls or other limitations on the ability to import or export raw materials or finished product, or to repatriate earnings from overseas;
•currency devaluations in jurisdictions experiencing high inflation rates or significant currency exchange fluctuations;
•the weakening or strengthening of the U.S. dollar, which may result in significant favorable or unfavorable translation effects when the operating results of our non-U.S. business activity are translated into U.S. dollars;
•compliance with local regulations and laws, including, in some jurisdictions, regulatory requirements restricting our ability to manufacture or sell our products in the relevant market;
•lack of well-established, reliable or impartial legal systems in certain countries in which we operate and difficulties in enforcing contractual, intellectual property or other legal rights;
•labor market disruptions or increases in labor costs in individual countries or regions;
•foreign ownership and investment restrictions and the potential nationalization or expropriation of our foreign assets;
•sovereign risk related to a default by, or deterioration in, the creditworthiness of local governments, particularly in emerging markets;
•political or social upheavals, economic instability, repression or human rights issues;

•rising geopolitical trade tensions in our key markets, such as between the United States, Western Europe and China; and
•other geopolitical events, including natural disasters, disruptions to markets due to war, armed conflict, terrorism, epidemics or pandemics and actions taken in response to these events, including increased trade controls, sanctions and other restrictive measures.

Furthermore, the imposition of tariffs or increase in tariffs on various products by the United States and other countries has introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the United States and other countries. New or increased tariffs as well as import/export licensing requirements have subjected, and may continue to subject, us to additional costs and expenditure of resources. Major developments in trade relations, including the imposition of new or increased tariffs by the United States or other countries, and any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing behavior, which could adversely affect our business, results of operations or financial condition.

In an effort to minimize the impact on earnings and cash flows of foreign currency rate movements, we engage in a combination of selling price increases, where permitted, sourcing strategies, cost-containment measures and selective hedging of foreign currency transactions. We cannot guarantee that foreign currency exchange rates will be stable in the future or that foreign currency risk can be mitigated with these risk management strategies.

Any of the foregoing risks could have a significant impact on our ability to sell our products on a competitive basis in markets outside the United States and could adversely affect our business, results of operations or financial condition. In addition, these risks will increase as we continue to expand our global operations. See “—Risks Related to Our Business and Industry—An inability to successfully expand our global operations could adversely affect our business, results of operations or financial condition.”

Acts of war, military actions, terrorist attacks, or civil unrest could adversely affect our business, results of operations or financial condition.

Acts of war, military actions, terrorist attacks, or civil unrest, such as the ongoing Russia-Ukraine War or the ongoing conflict in the Middle East, may adversely affect prevailing economic conditions and our business, results of operations or financial condition. These events could result in reduced consumer spending, reduced demand for our products, suspension of the supply of our products, challenges to our global supply chain, increased costs of materials and other inputs for our products and suppliers, foreign currency volatility, sanctions, export controls and other trade restrictions, and work stoppages. For example, the ongoing Russia-Ukraine War has provoked strong reactions from the United States, the United Kingdom, the European Union and various other countries and economic and political organizations around the world. Actions taken in response to the Russia-Ukraine War include the imposition of export controls and broad financial and economic sanctions against Russia, Belarus and specific Russian-occupied areas of Ukraine. Additional sanctions or other measures may continue to be imposed by the global community, and counteractive measures may continue to be taken by the Russian government, other entities in Russia or governments or other entities outside of Russia.

Our operations and presence in Russia and Ukraine are limited. For the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022, our Ukrainian business represented 0.2%, 0.1%, and 0.3% of our Net sales, respectively. As of both December 31, 2023 and January 1, 2023, our Ukrainian business represented 0.1% of our net assets. For the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022, our Russian business represented 1.0%, 1.4%, and 1.8% of our Net sales, respectively. As of December 31, 2023 and January 1, 2023, our Russian business represented 0.7% and 0.4% of our net assets, respectively.

We have been monitoring the geopolitical situation in Russia since the start of the Russia-Ukraine War. In the first quarter of 2022, we announced our decision to suspend supply of all of our products into Russia other than our OTC medicines within our Self Care segment. Supply of the suspended products terminated during the second quarter of 2022. We also suspended all advertising in Russia, all clinical trials in Russia, and any additional investment in Russia. These actions have not had, and are not expected to have, a material impact on our business as a whole. We will continue to monitor the geopolitical situation in Russia and to evaluate our activities and future operations in Russia.

We have experienced, and expect to continue to experience, other risks related to the broad economic consequences of the Russia-Ukraine War, including foreign currency volatility, decreased demand for our products in countries affected by the Russia-Ukraine War, and challenges to our global supply chain related to increased costs of materials and other inputs for our products and suppliers operating in Russia and Ukraine. We also continue to monitor the various sanctions and export controls imposed in response to the Russia-Ukraine War.

As a result of the Russia-Ukraine War, there has been, and we expect there will continue to be, an increased risk of information security or cybersecurity incidents, including cyberattacks perpetrated by Russia or others at its direction. Although we have taken steps to enhance our protections against these attacks, we may not be able to address the threat of information security or cybersecurity incidents proactively or implement adequate preventative measures and we may not be able to detect and address any such disruption or security breach promptly, or at all, which could adversely affect our business, results of operations or financial condition. Moreover, we are aware of incidents in which our third-party partners have been the target of information security or cybersecurity incidents as a result of the Russia-Ukraine War. Although, to date, our IT Systems have not been compromised by these incidents, it is possible that future information security or cybersecurity incidents involving our customers, manufacturers, suppliers, or other third-party partners could successfully compromise our IT Systems, which could adversely affect our business, results of operations or financial condition. See “—Risks Related to Our Operations—An information security incident, including a cybersecurity breach, or the failure, interruption, breakdown, invasion, corruption, destruction, or breach of an information technology system owned or operated by us or a third party, could adversely affect our business, results of operations or financial condition.”

In addition, actions by the United States and other governments may limit or prevent our ability to file, prosecute, and maintain patents, trademarks, and other intellectual property rights in Russia. These actions could result in partial or complete loss of such intellectual property rights in Russia. Furthermore, in March 2022, the Russian government adopted a decree allowing Russian companies and individuals to exploit inventions owned by patent holders from the United States and many other countries without consent or compensation. Consequently, we may not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. It is possible that the Russian government will adopt similar measures with regard to other types of intellectual property, including trademarks, or that Russian courts, even absent any additional decrees, will refuse to enforce existing intellectual property rights, including trademarks. Moreover, prolonged non-use of our trademarks in Russia could result in the cancellation of such trademark registrations. See “—Risks Related to Government Regulation and Legal Proceedings—The loss of any registered trademark or other rights with respect to our trademarks or trade names could enable other companies to compete more effectively with us and otherwise adversely affect our business, results of operations or financial condition.” Any counterfeit, intellectual-property- infringing or other unauthorized versions of our products that emerge in response to these actions could damage our reputation and our brands and otherwise adversely affect our business, results of operations or financial condition. See “—Risks Related to Our Business and Industry—Counterfeit, intellectual-property-infringing or other unauthorized versions of our products, particularly in our OTC business, could harm consumers and adversely affect our business, results of operations or financial condition.” These developments subject our worldwide operations to increased risks and, depending on their magnitude could adversely affect our business, results of operations or financial condition.

Uncertain or unfavorable global economic or market conditions could adversely affect our business, results of operations or financial condition.

Uncertain or unfavorable global economic or market conditions, such as a recession, an economic slowdown, inflation or reduced category growth rates, could impact our operating results or lead to significant reductions in demand or significant volatility in demand for our products, which could adversely affect our business, results of operations or financial condition. Although we devote significant resources to support our brands and market our products at multiple price points, during periods of economic uncertainty or unfavorable economic or market conditions consumers may reduce consumption or discretionary spending or change their purchasing patterns by forgoing purchasing certain of our products or by instead purchasing private-label or generic non-branded products, which are typically sold at lower prices than our products. These changes could reduce demand for and sales volumes of our products or result in a shift in our product mix from higher margin to lower margin product offerings. In addition, our customers may respond to uncertain or unfavorable global economic or market conditions by increasing pressure on our selling prices or increasing promotional activity for lower-priced or value offerings as they seek to maintain sales volumes and margins. Furthermore, uncertain or unfavorable global economic or market conditions, including the recent volatility in the banking sector, may cause our manufacturers, suppliers, distributors, contractors, logistics providers and other external business partners to suffer financial or operational difficulties, which could impact their ability to provide us with or distribute finished product, raw and packaging materials or services in a timely manner or at all. We could also face difficulty collecting or recovering accounts receivables from third parties facing financial or operational difficulties.

Impairment of our goodwill and other intangible assets would result in a reduction in net income.

We have a material amount of goodwill, trademarks and other intangible assets, as well as other long-lived assets, which are periodically evaluated for impairment in accordance with current accounting standards. We may confront events and circumstances that can lead to an impairment charge, including macroeconomic industry and market conditions, significant adverse shifts in our operating environment or the manner in which an asset is used, pending litigation or other regulatory matters and current or forecasted reductions in net sales, operating income or cash flows associated with the use of an asset. Impairment charges have resulted, and may in the future result, in a reduction in net income and an adverse effect on our business, results of operations or financial condition.

For additional information regarding goodwill and other intangible assets, see Note 4, “Intangible Assets and Goodwill,” to the Consolidated Financial Statements included herein.

Disruptions in credit markets or to our banking partners or changes to our credit ratings may reduce our access to credit or overall liquidity.

We currently maintain investment grade credit ratings with Moody’s Investors Service and Standard & Poor’s Global Ratings Services. We expect that credit rating agencies will routinely evaluate us, and their ratings of our long-term and short-term debt will be based on a number of factors. Any downgrade of our credit rating by a credit rating agency, whether as a result of our actions or factors which are beyond our control, could increase the cost of borrowing under any indebtedness we may incur, reduce market capacity for our commercial paper or require the posting of collateral under our derivative contracts. We cannot assure you that we will be able to maintain satisfactory credit ratings or that we will be able to obtain additional debt or equity financing on acceptable terms in the future, and any actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, could adversely affect our liquidity, capital position, borrowing costs or access to capital markets.

In addition, a disruption to the credit markets could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, which could adversely affect our liquidity and capital resources or significantly increase our cost of capital. We also rely on top-tier banking partners in key markets around the world for access to credit and to facilitate collection, payment and supply chain finance programs. A disruption to one or more of these top-tier partners could impact our ability to draw on existing credit facilities or otherwise adversely affect our cash flows or the cash flows of our customers and vendors.

Risks Related to Our Relationship with J&J

Our historical financial information included herein may not necessarily reflect the results that we would have achieved as an independent, publicly traded company or may not be a reliable indicator of our future results.

The historical information about Kenvue prior to April 4, 2023 in this Annual Report on Form 10-K refers to our businesses as operated by and integrated with J&J. Effective April 4, 2023, our financial statements are presented on a consolidated basis, as J&J completed in all material respects the transfer of assets and liabilities of the Consumer Health segment (the “Consumer Health Business Transfer”) to us on such date. The financial information included in this Annual Report on Form 10-K prior to the Consumer Health Business Transfer has been prepared from J&J’s historical accounting records and is derived from the consolidated financial statements of J&J to present the Consumer Health Business as if it had been operating on a standalone basis. Accordingly, this information may not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been an independent, publicly traded company during the periods presented or what our financial condition, results of operations and cash flows may be in the future, primarily because of the following factors:

•Prior to the Separation, our business was operated by J&J as part of its broader corporate organization, rather than as an independent, publicly traded company. J&J or one of its affiliates performed various corporate functions for us, including facilities, insurance, logistics, quality, compliance, finance, human resources, benefits administration, procurement support, information technology, legal, corporate strategy, corporate governance, other professional services and general commercial support functions.
•Our historical financial results reflect the direct and indirect costs for the services historically provided by J&J to us. Following the completion of the Kenvue IPO, J&J currently provides some of these services to us on a transitional basis pursuant to the Transition Services Agreement and the Transition Manufacturing Agreement. For more information on the Transition Services Agreement and the Transition Manufacturing Agreement, see the Company’s Proxy Statement. Our historical financial information does not reflect our obligations under the various transitional agreements we have entered into with J&J in connection with the Separation. At the end of the transitional periods specified in these agreements, we will need to perform these functions ourselves or hire third parties to perform these functions on our behalf, and these costs may significantly exceed the comparable expenses we have incurred in the past.

•Our working capital requirements and capital expenditures were satisfied as part of J&J’s corporate-wide cash management and centralized funding programs prior to the Consumer Health Business Transfer, and our cost of debt and other capital may differ significantly from the historical amounts reflected in our historical financial statements.
•Prior to the Kenvue IPO, our business was integrated with the other businesses of J&J, and we benefited from J&J’s size and scale, including with respect to costs, employees and relationships with customers and third-party partners. Although we have entered into transitional agreements with J&J in connection with the Separation, these arrangements may not fully capture certain benefits that we enjoyed as a result of being integrated with J&J, and the costs we incur as an independent, publicly traded company may significantly exceed comparable costs we would have incurred as part of J&J.

For additional information about the past financial performance of our business and the basis of presentation of the Consolidated Financial Statements of our business included herein, see Note 1, “Description of the Company and Summary of Significant Accounting Policies—Basis of Presentation,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Consolidated Financial Statements included herein.

We may not achieve some or all of the expected benefits of the Separation, and the Separation could adversely affect our business, results of operations or financial condition.

We may not be able to achieve the full strategic and financial benefits expected to result from the Separation, or the benefits may be delayed or not occur at all. We expect that the Separation will improve our strategic and operational flexibility, increase the focus of our management team on our business operations, allow us to adopt the capital structure, investment policy and dividend policy best suited to our financial profile and business needs, provide us with our own equity to facilitate acquisitions and enable potential investors to invest directly in our business. While we have seen the benefits in a number of these areas already, others have yet to be fully recognized.

We may not achieve full value from these and other anticipated benefits of the Separation for a variety of reasons, including:

•the Separation will continue to require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our business;
•the cost of capital for our business may be higher than J&J’s cost of capital prior to the Separation;
•our business may experience a loss of corporate brand identity, historical market reputation, economies of scale, purchasing power and access to certain financial, managerial and professional resources from which we benefited prior to the Separation;
•to preserve the tax-free treatment for U.S. federal income tax purposes to J&J of certain steps of the Separation our ability to pursue certain strategic transactions may be restricted; and
•other actions required to fully separate the respective businesses are required and may disrupt our operations.

If we fail to fully achieve some or all of the benefits expected to result from the Separation, or if the benefits are delayed, our business, results of operations or financial condition could be adversely affected.

Our rebranding strategy in connection with the Separation involves substantial costs and may not produce the intended benefits if it is not favorably received by our consumers, customers or third-party partners. In addition, our continued use of legacy J&J branding, including the “Johnson’s” brand, could adversely affect our reputation.

We cannot predict with certainty the long-term effect that the Separation will have on our brands and our reputation. Although we typically rely on product branding more than corporate branding for marketing purposes, we have historically been able to capitalize on J&J’s market reputation, performance and brand identity as part of our relationships with consumers, customers and third-party partners. In connection with the Separation, we have incurred, and will continue to incur, substantial costs to rebrand our company as “Kenvue” and change the branding and trade dress for certain of our products around the world. Successful promotion of this rebranding will depend on the effectiveness of our marketing efforts and our ability to continue to provide reliable products to consumers and customers during the course of our transition to becoming an independent, publicly traded company. We have invested, and will continue to invest, significant resources to promote our new branding, but we cannot predict with certainty how these marketing efforts will be received, and we cannot assure you that we will be able to achieve or maintain brand recognition or status under any new names and marks at a level that is comparable to the recognition and status we historically enjoyed as part of J&J. If our rebranding strategy does not produce the intended benefits, our ability to retain existing consumers, customers and third-party partners and continue to attract new consumers, customers and third-party partners could be impacted, which could adversely affect our business, results of operations or financial condition. See

“—Risks Related to Our Business and Industry—If our marketing efforts are not successful, our business, results of operations or financial condition could be adversely affected.”

In addition, our continued use of legacy J&J branding could adversely affect our reputation. In connection with the Separation, J&J has transferred ownership of the intellectual property rights related to the “Johnson’s” brand to us, unless prohibited by law in a particular jurisdiction (in which case J&J has granted to us an irrevocable, exclusive (even as to J&J), sublicensable, non-assignable (subject to certain exceptions), royalty-free and fully paid up license to use the applicable intellectual property rights). We continue to use the “Johnson’s” brand even following the completion of the Kenvue IPO. Furthermore, pursuant to the Trademark Phase-Out License Agreement, J&J has granted to us a non-exclusive, non-sublicensable (subject to certain exceptions), non-assignable (subject to certain exceptions), royalty-free, fully paid up worldwide license to use certain intellectual property rights retained by J&J that we used in the conduct of our business prior to the Separation, including the “Johnson & Johnson” name and signature and other legacy J&J branding. This license permits us to make ongoing use of certain variations of the legacy J&J branding for terms of varying duration, ranging from one year to 10 years following the Separation, based on our particular use of the legacy J&J branding. For example, the license to use legacy J&J branding on internal or external product packaging and labels terminates within five years from the Kenvue IPO, subject to extension for an additional three years if, at such termination date, we continue to make use of such legacy J&J branding despite commercially reasonable efforts to terminate use. For additional information about these licenses, see our Proxy Statement.

As a result of this continued use of the legacy J&J branding, there is a risk that conduct or events adversely affecting J&J’s reputation could also adversely affect our reputation or the reputation of our brands. Moreover, the licenses to the legacy J&J branding include quality control provisions obligating us and any sublicensees to remain in compliance with applicable law and quality standards. Failure by us or any sublicensees to comply with these obligations could potentially result in termination of the licenses, which could adversely affect our business, results of operations or financial condition.

We have incurred and continue to incur significant charges in connection with the Separation and incremental costs as an independent, publicly traded company.

Certain activities related to the Separation process are ongoing and we expect this process to continue to be complex, time-consuming and costly. We still need to establish or expand certain of our corporate functions, including quality, human resources, benefits administration, procurement support, information technology, and certain other professional services. We will also continue to need to make investments to operate without the same access to J&J’s existing operational and administrative infrastructure. We continue to expect to incur one-time costs to replicate, or outsource from other providers, these corporate functions to replace the corporate services that J&J historically provided to us prior to the Separation. Any failure or significant downtime in our own financial, administrative or other support systems, or in the J&J financial, administrative or other support systems during the transitional period during which J&J provides us with support, could adversely affect our business, results of operations or financial condition. Due to the scope and complexity of the underlying projects related to the Separation, the amount of total costs could be materially higher than our estimate, and the timing of the incurrence of these costs is subject to change.

In particular, our day-to-day business operations, including a significant portion of the communications among our customers, manufacturers, suppliers and other third-party partners, rely on IT Systems. J&J’s IT Systems are complex, and we expect the transfer of IT Systems from J&J to us to continue to be complex, time-consuming and costly. There is also a risk of data loss in the process of transferring IT Systems. As a result of our reliance on IT Systems, the cost of the information technology integration and transfer and any loss of key data could have an adverse effect on our business, results of operations or financial condition.

Information presented in our Consolidated Financial Statements for dates prior to the Kenvue IPO include the assets, liabilities, net sales and expenses that J&J’s management determined were specifically or primarily identifiable to us, as well as direct and indirect costs that were attributable to our operations. Indirect costs are the costs of support functions that were provided on a centralized or geographic basis by J&J and its affiliates. Indirect costs were allocated to us for the purposes of preparing our Consolidated Financial Statements based on a specific identification basis or, when specific identification was not practicable, a proportional cost allocation method, primarily based on net sales, headcount or other allocation methodologies that were considered to be a reasonable reflection of the utilization of services provided or the benefit received by us during the periods presented, depending on the nature of the services received. The value of the assets and liabilities we assumed in connection with the Separation could ultimately be materially different than these attributions, which could adversely affect our business, results of operations or financial condition.

Following the completion of the Kenvue IPO, J&J agreed to provide us with services related to historically shared functions pursuant to the Transition Services Agreement. These services include those categorized as direct and indirect costs in the preceding paragraph and as such, cost allocations for these functions are no longer included in the Consolidated Financial Statements for dates following the completion of the Kenvue IPO. Information presented in our Consolidated Financial Statements for dates subsequent to the Kenvue IPO includes the cost incurred by Kenvue in association with services provided by J&J under the Transition Services Agreement.

The transfer of certain assets and liabilities from J&J to us contemplated by the Separation has not been completed and may be significantly delayed or not occur at all.

Pursuant to the Separation Agreement, in order to ensure compliance with applicable law, to obtain necessary governmental approvals and other consents and for other business reasons, we and J&J have deferred certain transfers of assets and assumptions of liabilities of businesses in certain jurisdictions. For example, certain of the assets and liabilities of our operations in China and the assets and liabilities of our operations in Russia were not transferred to us prior to the end of fiscal year 2023. For more information on the Separation Agreement, see Note 12, “Relationship with J&J,” to the Consolidated Financial Statements included herein and in our Proxy Statement.

The Separation Agreement provides that we and J&J will use our respective reasonable best efforts to effect any transfer that was not completed prior to the completion of the Kenvue IPO as promptly following the completion of the Kenvue IPO as reasonably practicable and that, prior to such transfer, the net profits or losses from the operation of such business will, to the extent reasonably practicable and permitted by applicable law, be provided to us. Nevertheless, these arrangements may introduce additional complexities to our business. We cannot assure you that any transfer that is not yet completed will occur promptly, or at all, including if we are not able to obtain necessary governmental approvals or other consents or if there are any unanticipated developments or changes, including changes in laws or regulations, or that J&J will operate such businesses as we would have. Further, effecting the transfers could require more resources than expected, including out-of-pocket costs and expenses and internal management and employee time and resources, which could adversely affect our business, results of operations or financial condition. In the event transfers are significantly delayed or do not occur, our business, results of operations or financial condition may be adversely affected.

The transfer of certain contracts and other assets and rights from J&J to us may require the consents or approvals of third parties and governmental authorities, and failure to obtain these consents or approvals could adversely affect our business, results of operation or financial condition.

The Separation Agreement provides for the transfer of certain contracts, permits, licenses and other assets and rights, in whole or in part, from J&J to us in connection with the Separation. We have completed the transfer of many, but not all, of these contracts, permits, licenses and other assets and rights and the remainder which have not been transferred may require consents or approvals of, or provide other rights to, third parties or governmental authorities. In addition, in some circumstances, we and J&J are joint beneficiaries of contracts, and we and J&J may need to obtain the consents of third parties in order to split or separate certain remaining contracts or the relevant portion of the remaining contracts between us and J&J.

Certain required consents or approvals have not yet been obtained and may not be obtained in the future. Some third parties may use consent or approval requirements or other rights in connection with the Separation to seek to terminate contracts, obtain more favorable pricing or other contractual terms from us or require us to provide assurance regarding our financial stability as an independent, publicly traded company by obtaining letters of credit or other forms of credit support. If we are unable to obtain required consents or approvals, we may not receive certain benefits, permits, assets, licenses and contractual commitments that are intended to be allocated to us as part of the Separation, and we may be required to seek alternative arrangements to obtain these benefits, permits, assets, licenses and contractual commitments, which may be more costly or of lower quality. The termination or modification of contracts or failure to complete the transfer of contracts, permits, licenses and other assets and rights to us on a timely basis, or at all, could adversely affect our business, results of operations or financial condition.

J&J may fail to perform under the Transition Manufacturing Agreement, or we may fail to have replacement manufacturing arrangements in place when the Transition Manufacturing Agreement expires.

J&J is providing us with certain manufacturing services pursuant to the Transition Manufacturing Agreement for a transitional period following the completion of the Kenvue IPO. These services consist of supplying us with specified products, or components thereof, including Tylenol®, Zyrtec®, Motrin®, Benadryl® and other OTC products, for terms of varying duration following the Separation. We are relying on J&J to satisfy its manufacturing obligations during the applicable term for each product subject to the Transition Manufacturing Agreement. Failure by J&J to perform these obligations, or any delay in or disruption to J&J’s ability to perform these obligations, could adversely affect our ability to timely deliver quality products to consumers and customers in necessary quantities, hinder sales of the applicable products, damage our reputation or the reputation of our brands or otherwise adversely affect our business, results of operations or financial condition, potentially for an extended period of time. Furthermore, pursuant to the Transition Manufacturing Agreement, J&J has agreed to perform the manufacturing services for us in a manner consistent with the past practice of our business. As a result, our operational flexibility to implement changes with respect to these services or the amounts we pay for them is limited, and we may not be able to implement changes in a manner desirable to us.

The services that J&J is providing to us pursuant to the Transition Manufacturing Agreement are transitional in nature. Upon the expiration of the term for each product subject to the Transition Manufacturing Agreement, we will be required to transition the manufacturing services for such product to our own internal organization or to obtain alternative third-party sources to provide these services. Transitioning these services from J&J to us or one or more third parties will be a complex, time-consuming and costly process, and could increase the risk of manufacturing defects or quality control issues. Furthermore, to the extent we decide to engage one or more third parties to provide these services to us in the future, we could encounter additional risks associated with reliance on third parties. See “—Risks Related to Our Operations—We rely on third parties in many aspects of our business, including to manufacture certain of our products, which exposes us to additional risks that could adversely affect our business, results of operations or financial condition.” If we do not have our own manufacturing operations, or comparable agreements with alternative third-party sources, in place when the Transition Manufacturing Agreement expires, our business, results of operations or financial condition could be adversely affected, including in the manner described in the preceding paragraph.

J&J may fail to perform under the Transition Services Agreement, or we may fail to have replacement systems and services in place when the Transition Services Agreement expires.

J&J is providing us with services related to certain historically shared functions pursuant to the Transition Services Agreement for a transitional period following the completion of the Kenvue IPO. These services, which include certain information technology, supply chain, human resources, medical safety, finance, regulatory, real estate and tax services, will be provided for terms of varying duration following the Separation. We are relying on J&J to satisfy its obligations during the term of the Transition Services Agreement. Failure by J&J to perform these obligations, or any delay in or disruption to J&J’s ability to perform these obligations, could increase our costs of procuring these services, result in system or service interruptions, divert our management’s focus or otherwise adversely affect our business, results of operations or financial condition, potentially for an extended period of time. Furthermore, pursuant to the Transition Services Agreement, J&J has agreed to perform the services for us in a manner consistent with the past practice of our business. As a result, our operational flexibility to implement changes with respect to these services or the amounts we pay for them is limited, and we may not be able to implement changes in a manner desirable to us. In addition, we have historically received informal support from J&J, which may not be addressed in the Transition Services Agreement. The level of this informal support will continue to diminish or be eliminated since the Kenvue IPO was completed.

The services that J&J is providing to us pursuant to the Transition Services Agreement are transitional in nature. We are in the process of creating our own, or engaging alternative third-party sources to provide, systems and services to replicate or replace many of the systems and services that J&J currently provides to us. However, we may not be able to successfully replicate or replace these services or obtain the services at the same or better quality, at the same or lower costs or otherwise on the same or more favorable terms and conditions from third parties. For example, implementing our own information technology framework will be a complex, time-consuming and costly process, and could make us more vulnerable to cyberattacks, network disruptions or other information security or cybersecurity incidents. Furthermore, to the extent we decide to engage one or more third parties to provide these services to us in the future, we could encounter additional risks associated with reliance on third parties. See “—Risks Related to Our Operations—We rely on third parties in many aspects of our business, including to manufacture certain of our products, which exposes us to additional risks that could adversely affect our business, results of operations or financial condition.” If we do not have our own systems and services, or comparable agreements with alternative third-party sources, in place when the Transition Services Agreement or other transitional agreements entered into in connection with the Separation expire, our business, results of operations or financial condition could be adversely affected, including in the manner described in the preceding paragraph.

Certain of our directors may have actual or potential conflicts of interest because of their equity interest in J&J. Also, certain of J&J’s current executive officers currently serve as our directors, which may create conflicts of interest or the appearance of conflicts of interest.

Because of their current or former positions with J&J, certain of our directors own equity interests in J&J. Continuing ownership of shares of J&J common stock and equity awards could create, or appear to create, actual or potential conflicts of interest if we and J&J face decisions that could have implications for both companies. In addition, certain of J&J’s current executive officers continue to serve as our directors, and this could create, or appear to create, actual or potential conflicts of interest when we and J&J encounter opportunities or face decisions that could have implications for both companies or in connection with the allocation of such directors’ time between us and J&J. These actual or potential conflicts of interest could arise, for example, over matters such as the desirability of changes in our business and operations, funding and capital matters, regulatory matters, matters arising with respect to the Separation Agreement and other agreements with J&J relating to the Separation or otherwise, employee retention or recruiting or our dividend policy.

Provisions relating to certain relationships and transactions in our amended and restated certificate of incorporation address certain actual or potential conflicts of interest between us, on the one hand, and J&J and its directors, officers or employees who are our directors, officers or employees on the other hand. For example, we renounce any interest or expectancy of ours in any corporate opportunities that are presented to our directors, officers or employees who are also directors, officers or employees of J&J, and such director, officer or employee has no duty to communicate or present such corporate opportunity to us, in each case so long as such corporate opportunity was not expressly offered to such person solely in their capacity as our director or officer. Although these provisions are designed to resolve certain conflicts of interest between us and J&J fairly, we cannot assure you that any conflicts of interest will be so resolved.

Potential indemnification obligations to J&J in connection with the Separation could adversely affect our business, results of operations or financial condition.

The Separation Agreement provides for indemnification obligations (for uncapped amounts, reduced by any insurance proceeds or other third-party proceeds that the party being indemnified receives) designed to make us financially responsible for substantially all liabilities, subject to certain exceptions, that may exist relating to our business activities, whether incurred prior to or following the completion of the Kenvue IPO. In addition, we have agreed to indemnify J&J under certain additional circumstances pursuant to certain other agreements we have entered into with J&J in connection with the Separation. If we are required to indemnify J&J under the circumstances set forth in these agreements, we may be subject to substantial liabilities, which could adversely affect our business, results of operations or financial condition. See “—Risks Related to Our Relationship with J&J—We may be affected by significant restrictions, including on our ability to engage in certain corporate transactions, for a two-year period after the Exchange Offer, in order to avoid triggering significant tax-related liabilities.”

We may be affected by significant restrictions, including on our ability to engage in certain corporate transactions, for a two-year period after the Exchange Offer, in order to avoid triggering significant tax-related liabilities.

To preserve the tax-free treatment of certain steps of the Separation and the Exchange Offer for U.S. federal income tax purposes, we are restricted under the Tax Matters Agreement from taking certain actions that would prevent certain steps of the Separation and the Exchange Offer from being tax-free for U.S. federal income tax purposes. Under the Tax Matters Agreement, until August 23, 2025, we are subject to specific restrictions on our ability to enter into acquisition, merger, liquidation, sale and stock redemption transactions with respect to our stock. These restrictions may limit our ability to pursue certain strategic transactions or other transactions that we may believe to be in the best interests of our shareholders or that might increase the value of our business. These restrictions do not limit the acquisition of other businesses by us for cash consideration. In addition, under the Tax Matters Agreement, we are generally required to indemnify J&J against certain tax liabilities that may result from the acquisition of our stock or assets, even if we do not participate in or otherwise facilitate the acquisition. Furthermore, we are subject to specific restrictions on discontinuing the active conduct of our trade or business, the issuance or sale of stock or other securities (including securities convertible into our stock but excluding certain compensatory arrangements) and sales of assets outside the ordinary course of business. These restrictions may reduce our strategic and operating flexibility. For more information on the Tax Matters Agreement, see Note 12, “Relationship with J&J,” to the Consolidated Financial Statements included herein and in our Proxy Statement.

In connection with the Separation, J&J agreed to indemnify us for certain liabilities. However, we cannot assure you that the indemnity will be sufficient to protect us against the full amount of such liabilities or that J&J’s ability to satisfy its indemnification obligation will not be impaired in the future.

Pursuant to the Separation Agreement and certain other agreements we have entered into with J&J in connection with the Separation, J&J agreed to indemnify us for certain liabilities. However, third parties could also seek to hold us responsible for any of the liabilities that J&J has agreed to retain, including Talc-Related Liabilities, and we cannot assure you that the indemnity from J&J will be sufficient to protect us against the full amount of such liabilities, or that J&J will be able to fully satisfy its indemnification obligations. In addition, pursuant to the Separation Agreement, J&J’s self-funded insurance policies are not available to us, and J&J’s third-party insurance policies may not be available to us, for liabilities associated with occurrences of indemnified liabilities prior to the Separation, and in any event J&J’s insurers may deny coverage to us for liabilities associated with certain occurrences of indemnified liabilities prior to the Separation. Moreover, even if we ultimately succeed in recovering from J&J or its insurance providers any amounts for which we are held liable, we may be temporarily required to bear these losses. The occurrence of any of these events could adversely affect our business, results of operations or financial condition.

Although under the Tax Matters Agreement the amount of our tax sharing payments to J&J following the completion of the Kenvue IPO will generally be determined based upon the amount of tax attributable to the Consumer Health Business for periods prior to the completion of the Exchange Offer, we nevertheless will have joint and several liability with J&J for the consolidated U.S. federal income taxes of the J&J consolidated group.

We were included in the U.S. federal consolidated group tax return, and certain other combined or similar group tax returns, with J&J through August 23, 2023. Under the Tax Matters Agreement, J&J will generally make all necessary tax payments to the relevant tax authorities with respect to J&J group tax returns, and we will make tax sharing payments to J&J, the amount of which will generally be determined based upon the amount of tax attributable to the Consumer Health Business.

For taxable periods that begin on or after August 24, 2023, we will no longer be included in any J&J group tax returns and we will file tax returns that include only us or our subsidiaries, as appropriate. We will not be required to make tax sharing payments to J&J for those taxable periods. Nevertheless, we have joint and several liability with J&J to the IRS for the consolidated U.S. federal income taxes of the J&J consolidated group for the taxable periods in which we were part of the J&J consolidated group. For more information on the Tax Matters Agreement, see Note 12, “Relationship with J&J,” to the Consolidated Financial Statements included herein and in our Proxy Statement.

We may have received better terms from unaffiliated third parties than the terms we will receive in our agreements with J&J.

The agreements we have entered into with J&J in connection with the Separation, including the Separation Agreement, the Tax Matters Agreement, the Employee Matters Agreement, the Intellectual Property Agreement, the Trademark Agreements, the Transition Services Agreement, the Transition Manufacturing Agreement, the Registration Rights Agreement, the Reverse Transition Services Agreement and the Data Transfer and Sharing Agreement, were prepared in the context of the Separation while we were still part of J&J. Accordingly, during the period in which these agreements were prepared, we did not have a separate or independent board of directors or a management team that was separate from or independent of J&J. The terms of these agreements, including the fees charged for services provided under these agreements, were primarily determined by J&J and, as a result, may not necessarily reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties or from arm’s-length negotiations between J&J and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction.

Risks Related to Ownership of Our Common Stock

We cannot be certain that an active trading market for our common stock will be sustained.

We cannot assure you that an active trading market for shares of our common stock will be sustained. If an active trading market is not sustained, you may have difficulty selling your shares of our common stock at an attractive price or at all. An inactive trading market could also impair our ability to raise capital by selling shares of our common stock, our ability to attract and motivate our employees through equity incentive awards and our ability to acquire businesses, brands, assets or technologies by using shares of our common stock as consideration.

The stock price of our common stock may fluctuate significantly, and you could lose all or part of your investment in our common stock as a result.

We cannot predict the prices at which shares of our common stock may trade.

The market price of shares of our common stock may be highly volatile and fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•our quarterly or annual earnings or those of our competitors;
•variations in our quarterly dividends, if any, to shareholders;
•actual or anticipated fluctuations in our operating results or those of our competitors;
•publication of research reports about us, our competitors or our industry, changes in, or failure to meet, estimates made by securities analysts or ratings agencies of our financial and operating performance or lack of research reports by industry analysts or ceasing of analyst coverage;

•additions or departures of key management personnel;
•strategic actions or announcements by us or our competitors;
•adverse market reaction to any indebtedness we may incur or securities we may issue in the future;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•changes to the regulatory and legal environment in which we operate;
•litigation or governmental investigations initiated against us;
•reputational issues, including reputational issues involving our competitors and their products, J&J and our third-party partners;
•actions by institutional shareholders;
•any ineffectiveness of our internal controls;
•whether, when and in what manner J&J disposes of its remaining ownership of our common stock, and other announcements made or actions taken by J&J, whether in respect of the Separation or otherwise;
•overall market fluctuations and domestic and worldwide economic and political conditions; and
•other factors described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock. If any of the forgoing events occur, it could cause our stock price to fall and may expose us to lawsuits, including securities class action litigation, that, even if unsuccessful, could result in substantial costs and divert our management’s attention and resources. You should consider an investment in shares of our common stock to be risky, and you should invest in shares of our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment.

Future sales by J&J or other holders of shares of our common stock, or the perception that such sales may occur, could cause the price of our common stock to decline.

As of December 31, 2023, J&J owned 182,329,550 shares of our common stock (approximately 9.5% of our outstanding common stock). These shares are “restricted securities” as that term is defined in Rule 144 (“Rule 144”) under the Securities Act, and we have granted J&J certain registration rights with respect to its remaining shares of our common stock. J&J will be entitled to sell these shares in the public market only if the sale of such shares is registered with the SEC or if the sale of such shares qualifies for an exemption from registration under Rule 144 or any other applicable exemption under the Securities Act. We are unable to predict with certainty whether or when J&J will sell a substantial number of shares of our common stock. The sale by J&J of a substantial number of shares of our common stock, or a perception that such sale could occur, could significantly reduce the prevailing market price of shares of our common stock.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors could lose confidence in the accuracy and completeness of our financial reports and the market price of shares of our common stock could be adversely affected.

As an independent, publicly traded company, we are required to maintain internal control over financial reporting and to report any material weaknesses in our internal control. In addition, beginning with our second annual report on Form 10-K, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Our independent registered public accounting firm will also be required to express an opinion as to the effectiveness of our internal control over financial reporting beginning with our second annual report on Form 10-K. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is complex, time-consuming and costly. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our financial reports and the market price of shares of our common stock could be adversely affected. We could also become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources.

The obligations associated with being an independent, publicly traded company require significant resources and management attention.

We are directly subject to reporting and other obligations under the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations of the SEC and the NYSE. As an independent, publicly traded company, we are required to:

•prepare and distribute periodic reports, proxy statements and other shareholder communications in compliance with the federal securities laws and rules;
•have our own board of directors and committees thereof, which comply with federal securities laws and rules and applicable stock exchange requirements;
•maintain an internal audit function;
•maintain our own financial reporting and disclosure compliance functions;
•maintain an investor relations function; and
•maintain internal policies, including those relating to trading in our securities and disclosure controls and procedures.

These reporting and other obligations place significant demands on our management, diverting their time and attention from sales-generating activities to compliance activities, and require increased administrative and operational costs and expenses that we did not incur prior to the Separation, which could adversely affect our business, results of operations or financial condition.

Your percentage ownership in us may be diluted in the future.

In the future, your percentage ownership in us may be diluted if we issue additional shares of our common stock or convertible debt securities in connection with acquisitions, capital market transactions or other corporate purposes, including equity awards that we may grant to our directors, officers and employees. In connection with the Kenvue IPO, we filed a registration statement on Form S-8 to register the shares of our common stock that we expect to reserve for issuance under our equity incentive plan. The Compensation & Human Capital Committee has granted, and we expect will continue grant, additional equity awards to our employees and directors from time to time under our equity incentive plan. We cannot predict with certainty the size of future issuances of shares of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of shares of our common stock. Any such issuance could result in substantial dilution to our existing shareholders. In addition, certain of our employees have rights to purchase or receive shares of our common stock as a result of the conversion of their J&J stock options, restricted share units and performance share units into our stock options and restricted share units.

Our Board is authorized, without further vote or action by our shareholders, to provide for the issuance from time to time of shares of our preferred stock in series and, as to each series, to fix the designation; the dividend rate and the preferences, if any, which dividends on that series will have compared to any other class or series of our capital stock; the voting rights, if any; the liquidation preferences, if any; the conversion privileges, if any, and the redemption price or prices and the other terms of redemption, if any, applicable to that series. The terms of one or more series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of our preferred stock rights to elect directors in all events or on the occurrence of specified events or the right to veto specified transactions. In addition, the repurchase or redemption rights or liquidation preferences that we could assign to holders of our preferred stock could affect the residual value of our common stock.

We have debt obligations that could adversely affect our business, results of operations or financial condition.

In connection with the Separation, we entered into certain financing arrangements, which include the offering of the Senior Notes, the Commercial Paper Program and the Revolving Credit Facility (as defined in Note 5, “Borrowings,” to the Consolidated Financial Statements included herein). In addition, we may incur additional indebtedness in the future. This indebtedness could have important, adverse consequences to us and our investors, including:

•requiring a substantial portion of our cash flow from operations to make interest payments;
•making it more difficult to satisfy other obligations;
•increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing;
•increasing our vulnerability to general adverse economic and industry conditions;

•reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our business;
•limiting our ability to pay dividends;
•limiting our flexibility in planning for, or reacting to, changes in our business and industry; and
•limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase shares of our common stock.

The risks described above will increase with the amount of indebtedness we incur in the future. Furthermore, our ability to borrow additional funds may be reduced and the risks described above would intensify if these rates were to increase significantly, whether because of an increase in market interest rates or a decrease in our creditworthiness. In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to service our outstanding debt or to repay the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to service or refinance our debt.

We are a holding company and our only material assets are our equity interests in our subsidiaries. As a consequence, we depend on the ability of our subsidiaries to pay dividends and make other payments and distributions to us in order to meet our obligations.

We are a holding company with limited direct business operations. Our subsidiaries own substantially all of our assets and conduct substantially all of our operations. Dividends from our subsidiaries and permitted payments to us under arrangements with our subsidiaries are our principal sources of cash to meet our obligations. These obligations include operating expenses and interest and principal on current and any future borrowings. Our subsidiaries, including certain subsidiaries organized outside the United States, may not be able to, or may not be permitted to, pay dividends or make distributions to enable us to meet our obligations. Each subsidiary is a distinct legal entity and, under certain circumstances, legal, tax and contractual restrictions may limit our ability to obtain cash from our subsidiaries. If the cash we receive from our subsidiaries pursuant to dividends and other arrangements is insufficient to fund any of our obligations, or if a subsidiary is unable to pay future dividends or distributions to us to meet our obligations, we may be required to raise cash through, among other things, the incurrence of debt (including convertible or exchangeable debt), the sale of assets or the issuance of equity. Our liquidity and capital position are highly dependent on the performance of our subsidiaries and their ability to pay future dividends and distributions to us as anticipated. The evaluation of future dividend sources and our overall liquidity plans are subject to a variety of factors, including current and future market conditions, which are subject to change. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could adversely affect our business, results of operations or financial condition and our ability to satisfy our obligations under our indebtedness or pay dividends on our common stock.

We cannot guarantee the payment of dividends on our common stock, or the timing or amount of any such dividends.

On January 25, 2024, we announced that our Board had declared a quarterly cash dividend of $0.20 per share of our common stock, paid on February 28, 2024 to shareholders of record as of the close of business on February 14, 2024. Although we currently intend to continue paying a quarterly cash dividend to holders of our common stock, we have no obligation to do so, and our dividend policy may change at any time without notice to our shareholders. The payment of any dividends in the future to our shareholders, and the timing and amount thereof, will fall within the discretion of our Board. Our Board’s decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in the agreements governing our indebtedness, general economic business conditions, industry practice, legal requirements and other factors that our Board may deem relevant. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and on our access to the capital markets. Furthermore, we are a holding company with limited direct business operations. As a result, our ability to pay dividends will also depend on the ability of our subsidiaries to pay dividends and make other payments and distributions to us. We cannot assure you that we will pay our anticipated dividend in the same amount or frequency, or at all, in the future.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could be adversely affected, resulting in a decrease in the market price of shares of our common stock.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the amounts reported in our combined financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, net sales and expenses that are not readily apparent from other sources. If our assumptions change or if actual circumstances differ from our assumptions, our results of operations could be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of shares of our common stock.

Certain provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, and of Delaware law, may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our Board rather than to attempt an unsolicited takeover not approved by our Board. These provisions include 1) the ability of our directors, and not shareholders, to fill vacancies on our Board (including those resulting from an enlargement of our Board), 2) restrictions on the ability of our shareholders to call a special meeting, 3) restrictions on the ability of our shareholders to act by written consent, 4) rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings and 5) authority of our Board to issue preferred stock without shareholder vote or action.

In addition, because we have not chosen to be exempt from Section 203 of the Delaware General Corporation Law (the “DGCL”), this provision could also delay or prevent a change of control that shareholders may favor. Section 203 of the DGCL generally prohibits a Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years following the time that such stockholder became an interested stockholder, subject to certain exceptions. See the section titled “Description of Capital Stock—Anti-Takeover Effects of Various Provisions of Delaware Law, Our Amended and Restated Certificate of Incorporation and Our Amended and Restated Bylaws—Delaware Anti-Takeover Statute” in the Description of Securities filed as Exhibit 4.4 to this Form 10-K.

We believe these provisions will protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board and by providing our Board with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some of our shareholders and could delay or prevent an acquisition that our Board determines is not in the best interests of us and our shareholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

Our amended and restated certificate of incorporation provides that certain courts within the state of Delaware or the federal district courts of the United States will be the sole and exclusive forum for the resolution of certain types of actions and proceedings that may be initiated by our shareholders, which could discourage lawsuits against us or our directors, officers, employees or shareholders.

Our amended and restated certificate of incorporation provides, in all cases to the fullest extent permitted by law, that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery located within the state of Delaware (or, if such court does not have jurisdiction, the United States District Court for the District of Delaware) will be the sole and exclusive forum for 1) any derivative action or proceeding brought on our behalf, 2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or shareholders to us or our shareholders, 3) any action asserting a claim arising pursuant to any provision of our amended and restated certificate of incorporation or our amended and restated bylaws, 4) any action asserting a claim arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery located within the state of Delaware or 5) any action asserting a claim governed by the internal affairs doctrine.

These exclusive forum provisions will not apply to claims arising under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for the resolution of any action asserting a claim arising under the Securities Act.

These exclusive forum provisions may impose additional costs on shareholders in pursuing any such claims, particularly if the shareholders do not reside in or near the state of Delaware, or limit a shareholder’s ability to bring a claim in a judicial forum that such shareholder finds favorable for disputes with us or our directors, officers, employees or shareholders, which in each case may discourage such lawsuits with respect to such claims. It is possible that a court could find these exclusive forum provisions inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, and we may incur additional costs associated with resolving such matters in other jurisdictions, which could divert our management’s attention and otherwise adversely affect our business, results of operations or financial condition.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 1C. CYBERSECURITY

Risk Management and Strategy

Our process for assessing, identifying and managing material risks from cybersecurity threats is integrated into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. Our cybersecurity organization continually evaluates and addresses cybersecurity risk in alignment with our business objectives. We employ automation, and we also engage our internal audit function and a range of external consultants and other expert third parties in connection with the evaluation and management of cybersecurity risk and the maturation of our cybersecurity program.

Our cybersecurity organization assesses and manages cybersecurity risk through technical, physical and administrative controls, including implementing cybersecurity policies, procedures and strategies, with the ultimate goal of preventing cybersecurity incidents to the extent feasible, while increasing our system resilience in an effort to minimize business impact should an incident occur. The underlying controls of the cybersecurity risk management program are based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology Cybersecurity Framework. In addition, we maintain a Data Incident Response Program, which is designed to identify, assess, manage and report significant data incidents, including those reasonably likely to affect our business strategy, results of operations or financial condition. The Data Incident Response Program outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas, senior management, and the Company’s disclosure committee or a sub-committee thereof as appropriate. The disclosure committee or a sub-committee thereof will consider the materiality of an incident elevated by the Data Incident Response Program, inform the Board and other key stakeholders as appropriate, and determine the Company’s reporting obligation on a timely basis.

We rely heavily on our supply chain to deliver our products to our customers and consumers, and a cybersecurity incident at a supplier or partner could materially adversely impact us. As such, we have processes in place to oversee and identify risks from cybersecurity threats associated with suppliers and our use of third-party service providers, including through our Supplier Cyber Risk Assessment process, which assesses third-party cybersecurity controls through a combination of risk assessment questionnaires, commercially available risk data and proprietary algorithms. We also include security and privacy addendums to our contracts where applicable. We require that our suppliers and partners report cybersecurity incidents to us so that we can assess the impact of such an incident on us and have dedicated processes to respond to cybersecurity incidents at third parties.

Risks from cybersecurity threats did not materially affect our results of operations or financial condition during the period covered by this filing.

Governance

Cybersecurity related risks are one of the key risks contemplated by our Enterprise Risk Management (“ERM”) Framework. The ERM Framework informs our strategic planning activities through a collaborative risk management environment that proactively identifies and prioritizes our strategic, preventable, and external risks (including new or changing regulations). The ERM Framework enables a clear understanding of the top risks and the exposure they have to our performance and strategic decisions. The ERM Framework is reviewed annually as part of a risk assessment that is presented to our Board.

Our ERM Framework describes the roles and responsibilities of the Integrated Risk Management Council, a cross-functional group of senior enterprise risk leaders, which meets regularly to review and discuss significant risk facing our business, including cybersecurity risk. Our Integrated Risk Management Council, which includes our Chief Information Security Officer (“CISO”) proactively identifies, assesses and prioritizes key or emerging risks, which are then escalated to senior management as needed and, in the case of cybersecurity risk, reported to the Nominating Governance & Sustainability Committee or our full Board.

The Nominating, Governance and Sustainability Committee of our Board (the “NG&S Committee”) is responsible for assisting the Board with respect to designated risk oversight matters, including privacy and cybersecurity. The NG&S Committee receives reports from, and meets at least twice a year and as needed with, the CISO and the Chief Privacy Officer. The CISO and the Chief Privacy Officer inform the NG&S Committee, which in turn informs our Board, of risks from cybersecurity threats during such meetings. The NG&S Committee reports to our full Board following each of its regularly scheduled meetings at a minimum and reviews with our Board significant issues or concerns that arise at NG&S Committee meetings.

Our cybersecurity organization is led by our CISO. Our CISO leads a global team to develop our strategic cybersecurity priorities and execute operational plans. He has over 25 years of cybersecurity experience in the healthcare, finance and telecommunications industries and in government. Prior to his role at Kenvue, our CISO spent over ten years at J&J in cybersecurity, and he retired from the United States Air Force Reserves in 2018 as a Lieutenant Colonel, where he had responsibility for cybersecurity. He is a Certified Information Systems Security Professional and holds a Masters in Telecommunications Management from the University of Maryland, University College. The members of the cybersecurity organization have decades of experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes around the world, and rely on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants.

Notwithstanding our cybersecurity measures, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. For a discussion of cybersecurity risks, see Item 1A, “Risk Factors —Risks Related to Our Operations—An information security incident, including a cybersecurity breach, or the failure, interruption, breakdown, invasion, corruption, destruction, or breach of an information technology system owned or operated by us or a third party, could adversely affect our business, results of operations or financial condition.”

Item 2. PROPERTIES

We own, lease or otherwise have rights to use a number of facilities, which include administration, research and development, manufacturing, warehousing, distribution and other facilities. As of December 31, 2023, we own, lease or otherwise have rights to use approximately 214 facilities, consisting of approximately 44 facilities that we own and approximately 170 facilities that we lease or otherwise have rights to use. We have approximately 21 facilities located in 12 different states of the United States. In addition, we have approximately 193 facilities located in 57 other countries and territories around the world, including in EMEA, APAC, LATAM, and other areas of North America. Many of these facilities serve more than one of our business segments and multiple functions across our business.

We are also party to various agreements with J&J relating to real estate matters, which include leasing, subleasing and licensing arrangements between us and J&J with respect to our facilities and J&J’s facilities.

On April 20, 2023, we entered into a long-term lease for a newly renovated office building and a newly constructed R&D building in Summit, New Jersey that, when completed, will encompass a total of approximately 290,000 square feet and serve as the Company’s new global corporate headquarters and R&D center. The relocation to this campus is expected to commence in 2025 for the office building and continue through 2026 for the new R&D building. We will continue to operate from our interim corporate headquarters in Skillman, New Jersey until that time. On February 21, 2024, we listed our headquarters in Skillman for sale.

We consider the facilities that we use in our business to be suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. We are committed to maintaining all of these properties in good operating condition.

Item 3. LEGAL PROCEEDINGS

The information called for by this item is incorporated herein by reference to Note 17, “Commitments and Contingencies,” to the Consolidated Financial Statements included herein.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock trades on the NYSE under the symbol “KVUE”. As of February 23, 2024, there were 1,914,581,851 shares of common stock outstanding, with 3,149 shareholders of record.

Dividends

Quarterly dividends have been paid since the Kenvue IPO. A summary of cash dividends per share on the outstanding Kenvue common stock declared to shareholders by our Board and paid during the fiscal twelve months ended December 31, 2023 is presented below:

Declaration Date	Record Date	Payment Date	Per Share Amount
July 20, 2023	August 28, 2023	September 7, 2023	$0.20
October 26, 2023	November 8, 2023	November 22, 2023	$0.20

On January 25, 2024, the Company announced that our Board declared a dividend payable in the first quarter of fiscal year 2024 of $0.20 per share on the Company’s common stock. The first quarter dividend was payable on February 28, 2024 to shareholders of record as of the close of business on February 14, 2024.

Kenvue expects to continue to pay cash dividends on a quarterly basis. However, the declaration of dividends is subject to the discretion of our Board.

Securities Authorized for Issuance under Equity Compensation Plans

For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.

Share Performance Graph

The following graph compares cumulative total shareholder return on the Company’s common stock against the Standard & Poor’s (“S&P”) 500 Stock Index and the S&P’s Consumer Staples Stock Index from May 4, 2023 (the first day our common stock began trading on the NYSE) through December 31, 2023. The graph assumes that $100 was invested on May 4, 2023 in each of the Company’s common stock, the S&P’s 500 Stock Index, and the S&P’s Consumer Staples Sector and that all dividends were reinvested.

Company/Stock Index	May 4, 2023	July 2, 2023	October 1, 2023	December 31, 2023
Kenvue Inc.	$100.00	$98.22	$75.36	$81.61
S&P 500 Stock Index	$100.00	$109.58	$105.59	$117.45
S&P 500 Consumer Staples Stock Index	$100.00	$97.76	$91.30	$95.69

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the third quarter of fiscal year 2023, our Board authorized a share repurchase program, under which we are authorized to repurchase up to 27 million shares of our outstanding common stock in open market or privately negotiated transactions. The program has no expiration date and may be suspended or discontinued at any time. The intent of this repurchase program is to offset dilution from the vesting or exercise of equity awards under our equity incentive plan.

The following table represents our purchases of common stock during the fiscal twelve months ended December 31, 2023:

(Shares in Thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	—	$—	—	27,000
November 1 - November 30	—	$—	—	27,000
December 1 - December 31	350	$20.47	350	26,650
Total	350

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Company Overview

At Kenvue, our purpose is to realize the extraordinary power of everyday care. As a global leader at the intersection of healthcare and consumer goods, we are the world’s largest pure-play consumer health company by revenue with $15.4 billion in Net sales in 2023. By combining the power of science with meaningful human insights and digital-first approach, we empower consumers to live healthier lives every day. Trusted by generations, our differentiated portfolio of iconic brands—including Tylenol®, Neutrogena®, Listerine®, Johnson’s®, BAND-AID® Brand Adhesive Bandages, Aveeno®, Zyrtec®, and Nicorette®—is backed by science and recommended by healthcare professionals, which further reinforces our consumers’ connections to our brands.

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

Our Business Segments

We operate our business through the following three reportable business segments:

•Self Care. Our Self Care product categories include: Pain Care; Cough, Cold and Allergy; and Other Self Care (Digestive Health, Smoking Cessation, Eye Care, and Other). Major brands in the segment include Tylenol®, Motrin®, Nicorette®, Benadryl®, Zyrtec®, Zarbee’s®, ORSLTM, Rhinocort®, and Calpol®.
•Skin Health and Beauty. Our Skin Health and Beauty product categories include: Face and Body Care; and Hair, Sun and Other. Major brands in the segment include Neutrogena®, Aveeno®, Dr.Ci:Labo®, OGX®, Le Petit Marseillais®, Lubriderm®, and Rogaine®.
•Essential Health. Our Essential Health product categories include: Oral Care; Baby Care; and Other Essential Health (Women’s Health, Wound Care, and Other). Major brands in the segment include Listerine®, Johnson’s®, BAND-AID® Brand Adhesive Bandages, Stayfree®, o.b.® tampons, Carefree®, and Desitin® Diaper Rash.

For additional information about our three reportable business segments, see “—Key Factors Affecting Our Results—Our Brands and Product Portfolio” and Note 19, “Segments of Business and Geographic Areas,” to the Consolidated Financial Statements.

Separation from Johnson & Johnson

In November 2021, Johnson & Johnson (“J&J”), our former parent company, announced its intention to separate its Consumer Health segment (the “Consumer Health Business”) into an independent publicly traded company (the “Separation”). Kenvue was incorporated in Delaware in February 2022, as a wholly owned subsidiary of J&J, to serve as the ultimate parent company of J&J’s Consumer Health Business. In April 2023, J&J completed the transfer of substantially all of the assets and liabilities of the Consumer Health Business to us and our subsidiaries. In May 2023, we completed an initial public offering (the “IPO” or “Kenvue IPO”) of approximately 10.4% of our outstanding common stock and began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “KVUE.” Following the Kenvue IPO, J&J owned approximately 89.6% of our outstanding common stock. In July 2023, J&J announced an exchange offer (the “Exchange Offer”) under which its shareholders could exchange shares of J&J common stock for shares of our common stock owned by J&J. In August 2023, J&J completed the Exchange Offer and exchanged shares representing 80.1% of our common stock, completing the Separation from J&J and transition to being a fully independent public company. Following the Separation, J&J continues to own approximately 9.5% of our outstanding common stock.

See Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for additional information.

We are incurring certain costs in connection with our establishment as a standalone public company (the “Separation-related costs”). We expect the non-recurring Separation-related costs will continue through at least fiscal year 2024. For additional information about the Separation, see Note 1, “Description of the Company and Summary of Significant Accounting Policies,” and Note 12, “Relationship with J&J,” to the Consolidated Financial Statements included herein.

Relationship with J&J

We have entered into the Separation Agreement and various other agreements with J&J for the purpose of effecting the Separation. These agreements provide a framework for our relationship with J&J and govern various interim and ongoing relationships between us and J&J that follow the completion of the Kenvue IPO. See Note 12, “Relationship with J&J,” to the Consolidated Financial Statements included herein for additional information on these agreements.

Kenvue Headquarters

On April 20, 2023, we entered into a long-term lease for a newly renovated office building and a newly constructed R&D building in Summit, New Jersey that, when completed, will encompass a total of approximately 290,000 square feet and serve as the Company’s new global corporate headquarters and R&D center. The relocation to this campus is expected to commence in 2025 for the office building and continue through 2026 for the new R&D building. We will continue to operate from our interim corporate headquarters in Skillman, New Jersey until that time. On February 21, 2024, we listed our headquarters in Skillman for sale, which met the criteria to be classified as held for sale at that date. We are currently evaluating the impact of the change in classification on our results of operations for the first quarter 2024.

Key Factors Affecting Our Results

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part 1, Item 1A, “Risk Factors,” of this Form 10-K.

Our Brands and Product Portfolio

We have a world class, global portfolio of iconic and modern brands, and we have been making and investing in consumer products for over 135 years that are trusted by generations of consumers. Our business is balanced and resilient with leading brands across categories and geographic markets. Our brands are widely recognized and represent a combination of global powerhouses and regional brands, many of which hold leading positions in their respective categories. Our brands are built for moments that uniquely matter; these moments of care create an emotional connection to our products that forms deep bonds between consumers and our brands.

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

Shifting Consumer Preferences

Everyday care has never been a more essential part of the consumer health journey. Globally, preferences and expectations for consumer health products continue to evolve, with a heightened focus on preventative care and science-backed solutions. While the focus on consumer health was already on the rise before the COVID-19 pandemic, this focus has further accelerated through the full cycle of the pandemic. Consumers are also shifting the paradigm of beauty towards health. Other recent trends that have affected consumer preferences include an aging population, premiumization (where consumers switch their purchases to premium alternatives), a growing middle class in emerging markets, and the rise of digital ecosystems that create new opportunities for personalized health solutions. We expect these trends to continue and that consumers will continue to seek solutions that meet their health goals, creating growth opportunities across our product portfolio.

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

Increased Competition

Our products are sold in a highly competitive global marketplace, which, in recent years, has experienced increased retail trade concentration, the emergence of retail buying alliances, the rapid growth of e-commerce, and the integration of traditional and digital operations at key retail trade customers. One of our customers accounted for approximately 12%, 13%, and 14% of our total Net sales for the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. Our top 10 customers represented approximately 41%, 42%, and 43% of our total Net sales for the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. As a result of these trends, certain large-format retail trade customers have significant bargaining strength and represent a significant proportion of our total Net sales.

We face substantial competition in each of our business segments and product lines and across all geographic markets in which we operate. We compete with companies of all sizes on the basis of cost-effectiveness, product performance, real or perceived product advantages, intellectual property rights, advertising, and promotional activities, brand recognition and loyalty, consumer convenience, pricing, and geographic reach. Our competitors include multinational corporations, smaller companies that often operate on a regional basis, retailers’ private-label brands, and generic non-branded products. Many of these competitors have benefited from the substantial growth in e-commerce and focus extensively on direct to consumer or other non-traditional, digital business models. Competitive factors impacting our business also include market dynamics and evolving consumer preferences, brand image, a broad product portfolio, new product innovations and product development, pricing that is attractive to consumers, cost inputs, and the ability to attract and retain talented employees. We expect that the continued attractiveness of the categories and geographic markets in which we operate will encourage the entry of new competitors of all sizes, which could increase these and other competitive pressures in the future.

Sourcing, Manufacturing, and Supply Chain Management

Our ability to meet the needs of our consumers and customers depends on the proper functioning of our manufacturing and supplier operations. Our manufacturing operations require the timely delivery of sufficient amounts of complex, high-quality components and materials. We have built our supply chain network to deploy resources across the globe where they are most needed. Our sourcing, manufacturing, and demand planning capabilities are continuously optimized to meet evolving market dynamics. Our extensive distribution network and sales organization enable us to establish strategic partnerships with key suppliers and retailers across multiple markets and channels, where we further leverage our scale to drive flexible manufacturing capacity and supply chain optimization. We believe this approach builds and supports our resilience across economic cycles and allows us to prioritize or expand our geographic focus based on our strategic priorities. Nonetheless, in recent years, we have experienced, and continue to experience, higher than expected inflation, including escalating transportation, commodity, and other supply-chain costs and disruptions that have adversely affected, and continue to adversely affect, our results of operations. Although certain costs have moderated to an extent, we continue to experience higher energy and labor costs.

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

Macroeconomic Trends

Macroeconomic factors affect consumer spending patterns and thereby our results of operations. These factors include general economic conditions, inflation, consumer confidence, employment rates, business conditions, the availability of credit, interest rates, tax rates, and fuel and energy costs. Factors that impact consumer discretionary spending, which remain volatile globally, continue to create a complex and challenging retail environment for us and our third-party partners. We intend to continue to evaluate and adjust our operating strategies and cost management opportunities to help mitigate any impacts on our results of operations resulting from broader macroeconomic conditions and policy changes, while remaining focused on the long-term growth of our business.

Global economic challenges, including the impact from acts of war, military actions, terrorist attacks, or civil unrest, such as the ongoing Russia-Ukraine War or the ongoing conflict in the Middle East, may continue to cause economic uncertainty and volatility. The impact of these issues may adversely affect prevailing economic conditions and our business, results of operations or financial condition.

Russia-Ukraine War

Although the long-term implications of the ongoing military conflict between Russia and Ukraine (the “Russia-Ukraine War”) are difficult to predict at this time, the financial impact of the conflict to us during the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022 was not significant to our results of operations. For the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022, our Ukrainian business represented 0.2%, 0.1%, and 0.3% of our Net sales, respectively. For the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022, our Russian business represented 1.0%, 1.4%, and 1.8% of our Net sales, respectively.

In the first quarter of fiscal year 2022, we announced our decision to suspend supply of all of our products into Russia other than our over-the-counter medicines within our Self Care segment, which we continued to supply as patients rely on many of these products for healthcare purposes. Supply of the suspended products terminated during the second quarter of fiscal year 2022. We also suspended all advertising in Russia, all clinical trials in Russia, and any additional investment in Russia. We will continue to monitor the geopolitical situation in Russia and to evaluate our activities and future operations in Russia.

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

Where possible, we manage foreign currency exposure through a variety of methods. We may adopt natural hedging strategies whereby favorable and unfavorable foreign currency impacts to our foreign currency-denominated operating expenses are mitigated to a certain extent by the natural, opposite impact on our foreign currency-denominated Net sales. In an effort to minimize the impact on earnings and cash flows of foreign currency rate movements, we engage in a combination of selling price increases, where permitted, sourcing strategies, cost-containment measures and selective hedging of foreign currency transactions. We cannot guarantee that foreign currency exchange rates will be stable in the future or that foreign currency risk can be mitigated with these risk management strategies. Nonetheless, it is not practical for us to mitigate all of our foreign currency exposure, nor are we able to accurately predict the possible impact of future foreign currency exchange rate fluctuations on our results of operations, due to our constantly changing exposure to various foreign currencies, difficulty in predicting fluctuations in foreign currency exchange rates relative to the U.S. dollar, and the significant number of foreign currencies involved.

Acquisitions and Divestitures

We refine our portfolio through acquisitions towards high-growth, high-margin businesses as well as divestitures of assets that we do not believe are well integrated into our product portfolio and strategic direction. We have demonstrated an ability to successfully integrate and scale acquired businesses to further build upon our market leadership across our product portfolio. During the fiscal twelve months ended January 2, 2022, we divested several brands globally in line with our strategy. We did not complete any significant acquisitions or divestitures during the fiscal twelve months ended December 31, 2023 and January 1, 2023.

We intend to continue to pursue a disciplined and prudent approach to acquisitions and partnership opportunities that accelerate growth within our business. We believe our strong balance sheet will allow us to strategically make acquisitions and divestitures while maintaining our disciplined approach to capital allocation.

Legal Proceedings

We and/or certain of our subsidiaries are involved from time to time in various lawsuits and claims relating to intellectual property, commercial contracts, product liability, labeling, marketing, advertising, pricing, antitrust and trade regulation, labor and employment, indemnification, data privacy and security, environmental, health and safety, and tax matters, governmental investigations, and other legal proceedings that arise in the ordinary course of our business. See Note 17, “Commitments and Contingencies,” to the Consolidated Financial Statements included herein for additional information regarding our current legal proceedings.

A significant number of personal injury claims alleging that talc causes cancer were made against J&J and certain of its affiliates arising out of the use of body powders containing talc, primarily Johnson’s® Baby Powder. These personal injury suits were filed primarily in state and federal courts in the United States and in Canada.

Pursuant to the Separation Agreement, J&J has retained all liabilities on account of or relating to harm arising out of, based upon or resulting from, directly or indirectly, the presence of or exposure to talc or talc-containing products sold by J&J or its affiliates in the United States and Canada (the “Talc-Related Liabilities”) and, as a result, has agreed to indemnify us for the Talc-Related Liabilities in the United States and Canada and any costs associated with resolving such claims. We will, however, remain responsible for all liabilities on account of or relating to harm arising out of, based upon or resulting from, directly or indirectly, the presence of or exposure to talc or talc-containing products sold outside the United States or Canada.

Except for the Talc-Related Liabilities and certain other liabilities for which the Company was indemnified by J&J, the Company generally remains responsible for liabilities relating to, arising out of, or resulting from the past or current operation or conduct of the Company’s business.

Restructuring

See Note 20, “Restructuring,” to the Consolidated Financial Statements included herein for information about our restructuring programs.

Results of Operations

Fiscal Twelve Months Ended December 31, 2023 Compared with Fiscal Twelve Months Ended January 1, 2023

Our results for the fiscal twelve months ended December 31, 2023 and January 1, 2023 were as follows:

	Fiscal Twelve Months Ended		Change In Fiscal Year
	December 31, 2023	January 1, 2023	2022 to 2023
(Dollars in Millions)			Amount	Percent
Net sales	$15,444	$14,950	$494	3.3%
Cost of sales	6,801	6,665	136	2.0
Gross profit	8,643	8,285	358	4.3
Selling, general, and administrative expenses	6,141	5,633	508	9.0
Other operating income, net	(10)	(23)	13	56.5
Operating income	2,512	2,675	(163)	(6.1)
Other expense, net	72	38	34	89.5
Interest expense, net	250	—	250	*
Income before taxes	2,190	2,637	(447)	(17.0)
Provision for taxes	526	573	(47)	(8.2)
Net income	$1,664	$2,064	$(400)	(19.4)%
* Calculation not meaningful.

Net Sales

Net sales were $15.4 billion and $15.0 billion for the fiscal twelve months ended December 31, 2023 and January 1, 2023, respectively, an increase of $494 million, or 3.3%. Excluding the impact of unfavorable changes in currency rates of $253 million, Organic growth was $747 million, primarily attributable to value realization (defined as price including mix), and increased demand across our Self Care segment, with all product categories experiencing growth. In Skin Health and Beauty, growth was driven by the easing of supply chain constraints, strong e-commerce and club channel performance, one-time supply constraints, and the impact of a strong sun season on Sun Care. This growth in Skin Health and Beauty was partially offset by volume declines in the United States, due to underperformance in commercial in-store execution and portfolio rationalization initiatives in 2022, along with market softness in China. Momentum in Essential Health continued, driven by value realization and strong performance in Oral Care, along with growth in Women’s Health led by value realization and brand activation, partially offset by overall volume declines primarily due to category contractions, as well as our supply suspension of certain personal care products in Russia since March 2022.

Cost of Sales

Cost of sales were $6.8 billion and $6.7 billion for the fiscal twelve months ended December 31, 2023 and January 1, 2023, respectively, an increase of $136 million, or 2.0% primarily attributable to impact of higher costs of key ingredients and packaging materials due to the impact of inflation. The increase was partially offset by the realization of benefits associated with our supply chain optimization initiatives and $107 million favorable translational currency impacts. Gross profit margin increased 60 basis points to 56.0% as compared to the prior year primarily due to growth in Net sales driven by value realization and the realization of benefits associated with our supply chain optimization initiatives, partially offset by unfavorable transactional foreign currency fluctuations.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses were $6.1 billion and $5.6 billion for the fiscal twelve months ended December 31, 2023 and January 1, 2023, respectively, an increase of $508 million, or 9.0%. SG&A as a percentage of Net sales increased 210 basis points to 39.8%, as compared to the prior year, primarily attributable to higher costs in enterprise functions as we operate on a standalone basis, transition services agreement costs with J&J, and a $255 million increase in non-recurring Separation-related costs. These cost increases were partially offset by favorable currency impacts of $64 million.

Other Operating Income, Net

Other operating income, net was $10 million and $23 million for the fiscal twelve months ended December 31, 2023 and January 1, 2023, respectively, a decrease of $13 million. The decrease was primarily driven by the accounting impact of net economic benefit arrangements with J&J in connection with the Deferred Local Businesses (see Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included herein for additional information) and an increase in litigation-related expenses, partially offset by the reversal of a contingent liability that was no longer considered to be probable and the gain recognized on the sale of a manufacturing facility in Lancaster, Pennsylvania of $9 million.

Other Expense, Net

Other expense, net was $72 million and $38 million for the fiscal twelve months ended December 31, 2023 and January 1, 2023, respectively, an increase in expense of $34 million, primarily driven by higher foreign currency losses and impairments on equity securities.

Interest Expense, Net

Interest expense, net was $250 million for the fiscal twelve months ended December 31, 2023 driven by the interest expense recognized on the Senior Notes and notes issued under the commercial paper program in 2023 in connection with the IPO, partially offset by interest income, including $33 million of interest earned on the debt proceeds in escrow and the Facility Agreement. See Note 5, “Borrowings,” to the Consolidated Financial Statements included herein for additional information.

Provision For Taxes

Provision for taxes was $526 million and $573 million for the fiscal twelve months ended December 31, 2023 and January 1, 2023, respectively, a decrease in income tax expense of $47 million. The decrease is primarily due to changes in income before taxes and tax reserve releases due to statute of limitation expirations. The decrease is offset by a reduction in our capacity to utilize foreign tax credits against U.S. foreign source income due to the increase in annual interest expense. As a result, we recorded a valuation allowance against a deferred tax asset related to future foreign tax credit benefits.

Fiscal Twelve Months Ended January 1, 2023 Compared with Fiscal Twelve Months Ended January 2, 2022

Our results for the fiscal twelve months ended January 1, 2023 and January 2, 2022 were as follows:

	Fiscal Twelve Months Ended		Change In Fiscal Year
	January 1, 2023	January 2, 2022	2021 to 2022
(Dollars in Millions)			Amount	Percent
Net sales	$14,950	$15,054	$(104)	(0.7)%
Cost of sales	6,665	6,635	30	0.5
Gross profit	8,285	8,419	(134)	(1.6)
Selling, general, and administrative expenses	5,633	5,484	149	2.7
Other operating (income) expense, net	(23)	15	(38)	*
Operating income	2,675	2,920	(245)	(8.4)
Other expense (income), net	38	(5)	43	*
Income before taxes	2,637	2,925	(288)	(9.8)
Provision for taxes	573	847	(274)	(32.3)
Net income	$2,064	$2,078	$(14)	(0.7)%
* Calculation not meaningful.

A detailed discussion of the period-over-period changes in the results for the fiscal twelve months ended January 1, 2023 and the fiscal twelve months ended January 2, 2022, with the exception of the Provision for taxes line item which is described below, can be found under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the final prospectus filed on May 4, 2023 with the U.S. Securities and Exchange Commission pursuant to Rule

424(b)(4) under the Securities Act relating to the Company’s Registration Statement on Form S-1 (the “IPO Prospectus”) for the Kenvue IPO.

As described in Note 1, “Description of the Company and Summary of Significant Accounting Policies,” effective in the third quarter of fiscal year 2023, the Company changed its accounting principle for Global Intangible Low-Tax Income (“GILTI”) from the deferred approach to the period cost approach, which resulted in adjustments to the Provisions for taxes line item in the Consolidated Statements of Operations as compared to the amounts reported for the fiscal twelve months ended January 1, 2023 and January 2, 2022 in our IPO Prospectus. A detailed discussion of the period-over-period changes in the Provision for taxes line item for the fiscal twelve months ended January 1, 2023 and the fiscal twelve months ended January 2, 2022, inclusive of the adjustments for the change in accounting principle for GILTI, can be found below.

Provision For Taxes

Provision for taxes was $573 million and $847 million for the fiscal twelve months ended January 1, 2023 and January 2, 2022, respectively, a decrease in income tax expense of $274 million. The $274 million decrease in income tax expense was primarily due to a lower effective tax rate in the fiscal twelve months ended January 1, 2023 resulting from the ability to claim certain deductions and additional foreign tax credits that were limited in the fiscal twelve months ended January 2, 2022 as a result of the talc litigation settlement.

Segment Results

Segment profit is based on Operating income, excluding depreciation and amortization, non-recurring Separation-related costs, restructuring expenses and operating model optimization initiatives, the impact of the conversion of stock-based awards, issuance of Founder Shares, Other operating (income) expense, net, and unallocated general corporate administrative expenses (referred to herein as “Segment adjusted operating income”), as management excludes these items in assessing segment financial performance. General corporate/unallocated expenses, which include expenses related to treasury, legal operations and certain other expenses, along with gains and losses related to the overall management of our company, are not allocated to the segments. In assessing segment performance and managing operations, management does not review segment assets.

See Note 19, “Segments of Business and Geographic Areas,” to the Consolidated Financial Statements included herein for additional information.
Fiscal Twelve Months Ended December 31, 2023 Compared with Fiscal Twelve Months Ended January 1, 2023

The following table presents Segment net sales and Segment adjusted operating income and the period-over-period changes in Segment net sales and Segment adjusted operating income for the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022. See Note 19, “Segments of Business and Geographic Areas,” to the Consolidated Financial Statements included herein for further details regarding Segment net sales and Segment adjusted operating income.

	Fiscal Twelve Months Ended				Change In Fiscal Year
	December 31, 2023		January 1, 2023		2022 to 2023	2022 to 2023
(Dollars in Millions)	Amount	Percent	Amount	Percent	Amount	Percent
Segment Net Sales
Self Care	$6,451	41.8%	$6,030	40.3%	$421	7.0%
Skin Health and Beauty	4,378	28.3	4,350	29.1	28	0.6
Essential Health	4,615	29.9	4,570	30.6	45	1.0
Segment net sales	$15,444	100.0%	$14,950	100.0%	$494	3.3%

Self Care	$2,299		$2,088		$211	10.1%
Skin Health and Beauty	679		708		(29)	(4.1)
Essential Health	1,011		1,111		(100)	(9.0)
Segment adjusted operating income(1)	$3,989		$3,907		$82	2.1%
Reconciliation to Income before taxes:
Depreciation	305		296
Amortization	322		348
Separation-related costs	468		213
Restructuring expenses and operating model optimization initiatives(2)	32		100
Conversion of stock-based awards(3)	55		—
Founder Shares(4)	9		—
Other operating income, net	(10)		(23)
General corporate/unallocated expenses	296		298
Operating income	$2,512		$2,675
Other expense, net	72		38
Interest expense	250		—
Income before taxes	$2,190		$2,637
(1) In the first quarter of fiscal year 2023, we adjusted the allocation for certain intangible asset amortization costs within Cost of Sales to align with segment financial results as measured by us, including the CODM. Accordingly, we updated its segment disclosures to reflect the updated presentation in all prior periods. Total segment adjusted operating income did not change as a result of this update.
(2) Exclusive of the restructuring expenses and operating model optimization initiatives included in Other operating income, net in the Company’s Consolidated Statements of Operations.
(3) Segment adjusted operating income excludes the impact of the conversion of stock-based awards (see Note 11, “Stock-Based Compensation”). This adjustment primarily represents the add-back of the net impact of the gain on reversal of previously recognized stock-based compensation expense of $148 million, offset by stock-based compensation expense recognized in the fiscal twelve months ended December 31, 2023 relating to employee services provided prior to the Separation of $203 million.
(4) On August 25, 2023, the Company’s Compensation & Human Capital Committee approved equity grants to individuals employed by Kenvue as of October 2, 2023 (the “Founder Shares”). On October 2, 2023, the Founder Shares were granted to all Kenvue employees in the form of stock options and PSUs to executive officers and either stock options and PSUs or RSUs to non-executive individuals (see Note 11, “Stock-Based Compensation”).

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

The following tables present a reconciliation of the change in U.S. GAAP Net sales to Organic growth for the fiscal twelve months ended December 31, 2023 compared to the fiscal twelve months ended January 1, 2023:

	Fiscal Twelve Months Ended December 31, 2023 vs January 1, 2023(1)
	Reported Net sales change		Impact of foreign currency	Organic growth
(Dollars in Millions)	Amount	Percent	Amount	Amount	Percent
Self Care	$421	7.0%	$(84)	$505	8.4%
Skin Health and Beauty	28	0.6	(52)	80	1.8
Essential Health	45	1.0	(117)	162	3.6
Total	$494	3.3%	$(253)	$747	5.0%

	Fiscal Twelve Months Ended December 31, 2023 vs January 1, 2023(1)
	Reported Net sales change	Impact of foreign currency	Organic growth
			Price/Mix(2)	Volume
Self Care	7.0%	(1.4)%	7.1%	1.3%
Skin Health and Beauty	0.6	(1.2)	6.6	(4.8)
Essential Health	1.0	(2.6)	9.6	(6.0)
Total	3.3%	(1.7)%	7.7%	(2.7)%
(1) Acquisitions and divestitures did not materially impact the reported Net sales change.
(2) Also referred to as value realization.

A detailed discussion of the period-over-period changes in Segment net sales and Segment adjusted operating income for the fiscal twelve months ended December 31, 2023 and the fiscal twelve months ended January 1, 2023 is presented below. A detailed discussion of the period-over-period changes in Segment net sales and Segment adjusted operating income for the fiscal twelve months ended January 1, 2023 and the fiscal twelve months ended January 2, 2022 can be found under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our IPO Prospectus.

Self Care Segment

Self Care Segment Net Sales

The Self Care Segment net sales were $6.5 billion and $6.0 billion for the fiscal twelve months ended December 31, 2023 and January 1, 2023, respectively, an increase of $421 million, or 7.0%. Excluding the unfavorable impact of foreign currency translation, Organic growth was $505 million or 8.4%, primarily driven by value realization of 7.1% and volume-related increases of 1.3% driven by increased demand across our Self Care segment, with all product categories experiencing growth. Increased demand for Cough, Cold, and Allergy products due to greater instances of respiratory illness, primarily in Europe and China, innovation-based volume growth, one-time supply replenishment, primarily in the United States, related to low trade inventory levels at the start of the year, and brand activation across product categories fueled growth for the segment.

Self Care Segment Adjusted Operating Income

The Self Care Segment adjusted operating income increased by $211 million, or 10.1% to $2.3 billion for the fiscal twelve months ended December 31, 2023. The increase was primarily driven by value realization, volume-related increases, and the realization of benefits associated with our supply chain optimization initiatives, partially offset by the negative impact of transactional foreign currency fluctuations and the negative impact of cost inflation.

Skin Health and Beauty Segment

Skin Health and Beauty Segment Net Sales

The Skin Health and Beauty Segment net sales were $4.4 billion and $4.4 billion for the fiscal twelve months ended December 31, 2023 and January 1, 2023, respectively, an increase of $28 million, or 0.6%. Excluding the unfavorable impact of foreign currency translation, Organic growth was $80 million, or 1.8%, primarily driven by value realization of 6.6%, offset by volume-related decreases of 4.8%. The increase was driven by the easing of supply chain constraints, strong e-commerce and club channel performance, one-time supply replenishment, and share gains in Sun Care, which were fueled by a strong sun season, partially offset by underperformance in commercial U.S. in-store execution, portfolio rationalization initiatives in 2022, and market softness in China.

Skin Health and Beauty Segment Adjusted Operating Income

The Skin Health and Beauty Segment adjusted operating income decreased by $29 million, or 4.1% to $679 million for the fiscal twelve months ended December 31, 2023. The decrease was primarily driven by the negative impact of cost inflation and the negative impact of transactional foreign currency fluctuations, partially offset by value realization and the realization of benefits associated with our supply chain optimization initiatives.

Essential Health Segment

Essential Health Segment Net Sales

The Essential Health Segment net sales were $4.6 billion and $4.6 billion for the fiscal twelve months ended December 31, 2023 and January 1, 2023, respectively, an increase of $45 million, or 1.0%. Excluding the unfavorable impact of foreign currency translation, Organic growth was $162 million, or 3.6%, primarily driven by value realization of 9.6%, led by strong performance in Oral Care and growth in Women’s Health. The increase was partially offset by volume declines of 6.0%, primarily due to category contractions, as well as our supply suspension of certain personal care products in Russia since March 2022.

Essential Health Segment Adjusted Operating Income

The Essential Health Segment adjusted operating income decreased by $100 million, or 9.0% to $1.0 billion for the fiscal twelve months ended December 31, 2023. The decrease was primarily driven by the negative impact of cost inflation and the negative impact of transactional foreign currency fluctuations, partially offset by value realization and the realization of benefits associated with our supply chain optimization initiatives.

Liquidity and Capital Resources

Prior to April 4, 2023, our working capital requirements and capital expenditures were satisfied as part of J&J’s corporate-wide cash management and centralized funding programs, and a substantial portion of our cash was transferred to J&J. Cash and cash equivalents held by J&J at the corporate level were not specifically identifiable to us.

Effective April 4, 2023, upon completion of the Consumer Health Business Transfer (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies” to the Consolidated Financial Statements included herein) we no longer participate in J&J’s corporate-wide cash management and centralized funding programs.

Cash Flows

Summarized cash flow information for the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022 were as follows:

			Change In Fiscal Year
	Fiscal Twelve Months Ended		2022 to 2023
(Dollars in Millions)	December 31, 2023	January 1, 2023	Amount	Percent
Net income	$1,664	$2,064	$(400)	(19.4)%
Net changes in assets and liabilities	$797	$(513)	$1,310	*
Net cash flows from operating activities	$3,168	$2,525	$643	25.5%
Net cash flows used in investing activities	$(488)	$(390)	$(98)	25.1%
Net cash flows used in financing activities	$(2,527)	$(1,583)	$(944)	59.6%
* Calculation not meaningful.

A detailed discussion of the period-over-period changes in the results for the fiscal twelve months ended December 31, 2023 and the fiscal twelve months ended January 1, 2023 is presented below. A detailed discussion of the period-over-period changes in the results for the fiscal twelve months ended January 1, 2023 and the fiscal twelve months ended January 2, 2022 can be found under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our IPO Prospectus.

Operating Activities

Net cash flows from operating activities were $3.2 billion and $2.5 billion for the fiscal twelve months ended December 31, 2023 and January 1, 2023, respectively, an increase of $643 million. The increase was primarily attributable to changes in working capital balances driven by 1) increased accounts payable and accrued liabilities due to the timing of payments, 2) a decrease in inventory balances compared to the prior year period, resulting from our supply chain optimization initiatives and the rebuilding of inventory levels by customers following supply shortages in the prior year, and 3) a decrease in accounts receivable balances compared to the prior year period, resulting from collection efforts.

Investing Activities

Net cash flows used in investing activities were $488 million and $390 million for the fiscal twelve months ended December 31, 2023 and January 1, 2023, respectively. Cash used in investing activities in both the fiscal twelve months ended December 31, 2023 and January 1, 2023 was primarily driven by purchases of property, plant, and equipment, partially offset by the proceeds from the sale of assets.

Financing Activities

Net cash flows used in financing activities were $2.5 billion and $1.6 billion for the fiscal twelve months ended December 31, 2023 and January 1, 2023, respectively. Cash flows used in financing activities for the fiscal twelve months ended December 31, 2023 primarily reflect $13.8 billion in distribution to J&J in connection with the Separation and $0.8 billion in dividends paid, partially offset by $7.7 billion of net proceeds from Senior Notes (as defined below), $4.2 billion of proceeds from the sale of common stock in connection with the Kenvue IPO, and $0.6 billion of net proceeds from the issuance of commercial paper under the Commercial Paper Program (as defined below). In addition, we recognized Net transfers to J&J of $274 million and $1.6 billion for the fiscal twelve months ended December 31, 2023 and January 1, 2023, respectively. Net transfers to J&J were driven by cash pooling and general financing activities, indirect corporate cost allocations from J&J, and taxes deemed to be settled with J&J. For further details regarding Net transfer from (to) J&J, see Note 12, “Relationship with J&J,” to the Consolidated Financial Statements included herein.

Sources of Liquidity

Our primary sources of liquidity are cash on hand, which consisted of cash and cash equivalents of $1.4 billion as of December 31, 2023, cash flows from operations, borrowing capacity under our Revolving Credit Facility of $4.0 billion and authorized Commercial Paper Program issuance of $4.0 billion. As of December 31, 2023, we had no amounts outstanding under the

Revolving Credit Facility and $599 million of outstanding balances under our Commercial Paper Program, net of related discount of $1 million.

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

Management believes that our cash balances and funds provided by operating activities, along with borrowing capacity and access to capital markets, taken as a whole, provide adequate liquidity to meet all of our current and long-term obligations when due, including third-party debt that we incurred in connection with the Separation, adequate liquidity to fund capital expenditures, and flexibility to meet investment opportunities that may arise. However, we cannot assure you that we will be able to obtain additional debt or equity financing on acceptable terms in the future.
Cash and cash equivalents increased by $151 million during the fiscal twelve months ended December 31, 2023 to $1.4 billion as of December 31, 2023, as compared to $1.2 billion as of January 1, 2023, respectively. Cash and cash equivalents held by our foreign subsidiaries was $1.3 billion and $1.1 billion, respectively, as of December 31, 2023 and January 1, 2023.

Supplier Finance Program

As a part of our ongoing efforts to maximize working capital and managing liquidity, we work with suppliers to optimize payment terms and conditions on accounts payable through a voluntary supply chain financing program. The program provides some of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. We are not a party to the arrangements between the suppliers and the third-party financial institutions. Our obligations to the suppliers, including amounts due, and scheduled payment dates, are not affected by a participating supplier’s decision to participate in the program. See Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included herein.

Senior Notes

On March 22, 2023, we issued eight series of senior unsecured notes (the “Senior Notes”) in an aggregate principal amount of $7.75 billion. The net proceeds to us from the Senior Notes offering was $7.7 billion after deductions of discounts and issuance costs of $77 million. The net proceeds were reflected as Restricted cash on the Consolidated Balance Sheets prior to their release from escrow on April 5, 2023. Upon release from escrow, these funds were loaned to J&J through the Facility Agreement dated April 5, 2023. For further details on the Senior Notes and Facility Agreement, see Note 5. “Borrowings,” to the Consolidated Financial Statements included herein. The unamortized discounts and debt issuance costs related to the Senior Notes as of December 31, 2023 were approximately $72 million. The interest payments are due on March 22 and September 22 of each year, and commenced on September 22, 2023.

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

Commercial Paper Program

On March 3, 2023, we entered into a commercial paper program (the “Commercial Paper Program”). Our Board has authorized the issuance of up to $4.0 billion in an aggregate principal amount of commercial paper under the Commercial Paper Program. Any such issuance will mature within 364 days from date of issue. The Commercial Paper Program contains representations and warranties, covenants and default that are customary for this type of financing. The commercial paper notes issued under the Commercial Paper Program are unsecured notes ranking at least pari passu with all of our other senior unsecured indebtedness.

Prior to the Kenvue IPO, we issued $1.25 billion under the Commercial Paper Program which, collectively with the Senior Notes as further described above, are referred to as the “Debt Financing Transactions.”

Revolving Credit Facility

On March 6, 2023, we entered into a credit agreement providing for a five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $4.0 billion to be made available in U.S. dollars and Euros.

Facility Agreement

On April 5, 2023, we entered into the Facility Agreement, allowing us to lend the proceeds from the issuance of debt (including commercial paper) in an aggregate amount of $8.9 billion to J&J. Interest on loans made from the Facility Agreement was charged at an interest rate equal to the Secured Overnight Financing Rate (“SOFR”) less an adjusted margin of 15 basis points, with a floor of 0% (a weighted average interest rate of 4.7%) to be paid monthly in arrears. We recognized interest income of $33 million in the fiscal twelve months ended December 31, 2023 in relation to the Facility Agreement.

Upon completion of the Kenvue IPO on May 8, 2023, the Facility Agreement was terminated and the balance of the Facility Agreement, and all accrued interest, were repaid by J&J, for a total cash inflow of $9.0 billion. We remitted this cash back to J&J as a part of the distribution to J&J in connection with the Separation.

Interest Expense, Net

We recognized interest expense of $358 million for the fiscal twelve months ended December 31, 2023 and interest income of $108 million for the fiscal twelve months ended December 31, 2023. The net amount was included in Interest expense, net in the Consolidated Statements of Operations.

Compliance with Covenants

As of December 31, 2023, we were in compliance with all debt covenants, and no default or event of default has occurred.

Distribution to J&J

On May 8, 2023, in conjunction with the Consumer Health Business Transfer, we distributed $13.8 billion to J&J from the 1) net proceeds received from the sale of the common stock in the Kenvue IPO, 2) net proceeds received from the Debt Financing Transactions as defined in Note 5, “Borrowings,” of the Consolidated Financial Statements included herein, and 3) any cash and cash equivalents in excess of the $1.17 billion in cash and cash equivalents retained by Kenvue immediately following the Kenvue IPO.

Future Cash Requirements

We expect our future cash requirements will relate to working capital, capital expenditures, restructuring and integration, compensation and benefit related obligations, interest expense and debt service obligations, litigation costs, the return of capital to shareholders, including through the payment of any dividend and other contractual obligations that arise in the normal course of business. We may also use cash to enter into business development transactions, such as licensing arrangements or strategic acquisitions.

As of December 31, 2023, we expect our primary cash requirements for 2024 to include capital expenditures. We have made payments of $469 million for property, plant, and equipment for the fiscal twelve months ended December 31, 2023.

Kenvue’s Board has authorized a share repurchase program, under which we are authorized to repurchase up to 27 million shares of our outstanding common stock in open market or privately negotiated transactions. The program has no expiration date and may be suspended or discontinued at any time. The intent of this repurchase program is to offset dilution from the vesting or exercise of equity awards under Kenvue’s equity incentive plan. We repurchased 350,000 shares of our outstanding common stock for $7 million during the fiscal twelve months ended December 31, 2023.

Contractual Obligations

We are party to contractual obligations involving commitments to make payments to third parties, which impact our short-term and long-term liquidity and capital resource needs. Our contractual cash obligations include required payments of long-term debt principal and interest, purchase obligations, expected obligations under our pension plans, operating lease payments, and tax-related obligations. Our material cash requirements include the following contractual and other obligations:

•Debt Obligations and Interest Payments—See Note 5, “Borrowings,” to the Consolidated Financial Statements included herein for additional information on our debt and the timing of expected future principal and interest payments.
•Purchase Obligations—As of December 31, 2023, we had purchase obligations of approximately $0.5 billion in connection with suppliers for the purchases of raw materials, packaging, other materials, and finished goods in the normal course of business, which are payable within 12 months.
•Pensions—It is our objective to contribute to the pension plans to ensure adequate funds are available to make benefit payments to plan participants and beneficiaries when required. See Note 7, “Pensions,” to the Consolidated Financial Statements included herein for additional information on our pensions and the timing of expected future payments related to projected benefit plan contributions.
•Operating Leases—See Note 8, “Leases,” to the Consolidated Financial Statements included herein for additional information on our operating leases and the timing of expected future payments.

See Note 14, “Income Taxes,” to the Consolidated Financial Statements included herein for additional information on our tax-related obligations.

Future Litigation

In the ordinary course of business, we are involved in litigation, claims, government inquiries, investigations, charges, and proceedings. See Note 17, “Commitments and Contingencies,” to the Consolidated Financial Statements included herein for further details regarding certain matters that are currently pending. Our ability to successfully resolve pending and future litigation may adversely impact our financial condition, results of operations, or cash flows.

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

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those policies and estimates made in accordance with generally accepted accounting principles that are most important and material to the preparation of the consolidated financial statements and which require management’s most subjective and complex judgments due to the need to select policies from among alternatives available and to make estimates about matters that are inherently uncertain. We base our estimates on historical experience and other factors that we believe to be reasonable under the circumstances. On an ongoing basis, we review our estimates to ensure that these estimates appropriately reflect changes in our business and new information as it becomes available. If historical experience and other factors we use to make these estimates do not reasonably reflect future activity, our business, results of operations, or financial condition could be adversely affected.

Revenue Recognition

Our revenue contracts represent a single performance obligation to sell our products to customers. Revenue from the sale of products to customers is recognized at a single point in time when ownership, risks, and rewards transfer, which can be on the date of shipment or the date of receipt by the customer depending on the terms of the contract. Net sales exclude taxes collected by us on behalf of governmental authorities and include the shipping and handling fees charged to customers.

The nature of our business gives rise to several types of variable consideration including trade promotions, comprised of coupons, product listing allowances, cooperative advertising arrangements, volume-based incentive programs, as well as discounts to customers, rebates, sales incentives, and product returns, which are estimated at the time of the sale using the “expected value” method or the “most likely amount” method based on the form of variable consideration. Trade promotions, discounts to customers, rebates, and sales incentives are issued to customers at the point of sale and are estimated based on contractual terms, historical experience, trend analysis, and projected market conditions in the various markets served. Revenue is recognized net of provisions for discounts and trade promotions. The potential of estimates to vary differs by product, customer type, and geographic location. Historically, adjustments to these estimates to reflect updated expectations or actual results have not been material to our overall business.

See Note 19, “Segments of Business and Geographic Areas,” to the Consolidated Financial Statements included herein for further disaggregation of net sales and Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included herein for further information regarding revenue recognition.

Income Taxes

Prior to the Kenvue IPO, the Company’s operations were calculated on a carve-out basis and included certain hypothetical foreign tax credit benefits. Following the Kenvue IPO, these hypothetical foreign tax credit benefits are not available for future utilization by the Company and were removed from the tax provision. Furthermore, the Company operated as part of J&J until the completion of the Exchange Offer on August 23, 2023, and therefore the Company will be included in J&J’s U.S. Federal consolidated income tax return until that date. The Company will then file a standalone U.S. Federal consolidated income tax return for the remainder of the fiscal year 2023. The Company expects to file income tax returns on a standalone basis in most other jurisdictions in which it operates for the fiscal year 2023. Certain current income tax liabilities related to our activities included in J&J’s income tax returns were assumed to be immediately settled with J&J through the Net Parent investment or Additional Paid-In Capital accounts on the Consolidated Balance Sheets and reflected in the Consolidated Statements of Cash Flows as a financing activity. Following the Exchange Offer, our operating footprint as well as tax return elections and assertions are expected to be different and therefore, our income taxes as presented in the Consolidated Financial Statements may differ in future periods.

Income taxes are recorded based on amounts refundable or payable for the current year and include the results of any differences between U.S. GAAP accounting and tax reporting, recorded as deferred tax assets or liabilities. We estimate deferred tax assets and liabilities based on enacted tax regulations and rates. Future changes in tax laws and rates may affect recorded deferred tax assets and liabilities.

U.S. Federal, state, and foreign income tax payables and receivables are recognized on the Consolidated Balance Sheets for entities that file separate income tax returns and make direct payments to taxing authorities. Prior to the Kenvue IPO, U.S. federal, state and foreign income tax payables and receivables for entities that were included in the filing of a combined, consolidated or group income tax return with J&J were deemed settled with J&J and were included in the “Net Investment from J&J.”

Management establishes valuation allowances on deferred tax assets when it is determined to be “more likely than not” that some portion or all of the deferred tax assets may not be realized. Management considers positive and negative evidence in evaluating our ability to realize our deferred tax assets, including our historical results, forecasts of future ability to realize our deferred tax assets, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis.

We have unrecognized tax benefits for uncertain tax positions. We follow U.S. GAAP, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The estimates for these positions are regularly assessed based upon all available information. These estimates may be revised in the future and such changes may result in a material additional expense or benefit to our financial results or our effective tax rate.

In the United States, the Tax Cuts and Jobs Act of 2017 (“TCJA”) includes provisions for GILTI. GILTI is described as the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets, as provided by the TCJA. In January 2018, the Financial Accounting Standards Board issued guidance that allowed companies to elect as an accounting policy whether to record the tax effects of GILTI in the period the tax liability is generated (i.e., “period cost”) or to provide for deferred tax assets and liabilities related to basis differences that exist at the balance sheet date and are expected to affect the amount of GILTI inclusion in future years upon reversal (i.e., “deferred method”). The Company previously followed J&J’s accounting policy to consider the deferred tax effects of GILTI. Effective in the third quarter of fiscal year 2023, the Company changed the accounting principle for GILTI from the deferred approach to the period cost approach. See Note 1, “Description of the Company and Summary of Significant Accounting Policies.”

We entered into a tax matters agreement with J&J in connection with the Separation. For more information on the Tax Matters Agreement, see Note 12, “Relationship with J&J,” and in our Proxy Statement.

See Note 1, “Description of the Company and Summary of Significant Accounting Policies,” and Note 14, “Income Taxes,” to the Consolidated Financial Statements included herein for further information regarding income taxes.

See Note 14, “Income Taxes,” for the Company’s analysis on material changes in tax law.

Goodwill and Intangible Assets

We assess goodwill and intangible assets with indefinite lives at least annually for impairment, or more frequently if impairment indicators exist. Factors considered for the annual impairment test or if indicators of impairment exist include:

•macroeconomic industry and market conditions;
•a significant adverse shift in the operating environment or the manner in which an asset is used; or
•pending litigation.

Intangible assets that have finite useful lives continue to be amortized over their useful lives and are reviewed for impairment if impairment indicators exist. Our evaluation is based on an assessment of potential indicators of impairment, such as:

•an adverse change in legal factors or in the business climate that could affect the value of an asset;
•an adverse change in the extent or manner in which an asset is used or is expected to be used; or
•current or forecasted reductions in net sales, operating income, or cash flows associated with the use of an asset.

During the fiscal twelve months ended January 1, 2023, we reallocated goodwill to align with the new operating segments determined in 2022: 1) Self Care, 2) Skin Health and Beauty, and 3) Essential Health, which are also our reporting units. As a result of this realignment, goodwill was reassigned to each of the reporting units using a relative fair value approach. We estimate the fair values of a reporting unit using a discounted cash flow model. Following the change in reporting units during the fiscal twelve months ended January 1, 2023, the Company performed a quantitative impairment test on each of the reporting units. After completing the testing, the fair value of each of these reporting units exceeded its carrying value, and, therefore, there was no impairment to goodwill.

We completed our annual goodwill impairment analysis during the fourth quarter of fiscal year 2023 by performing a quantitative assessment on each of the reporting units and concluded that no impairment to goodwill was necessary as the fair value of each reporting unit was in excess of its respective carrying value.

We did not recognize an intangible asset impairment during the fiscal twelve months ended December 31, 2023 and January 2, 2022. During the fiscal twelve months ended January 1, 2023, we recognized an intangible impairment of $12 million related to certain definite-lived trademarks deemed as irrecoverable in Other operating (income) expense, net in the Consolidated Statements of Operations.

See Note 1, “Description of the Company and Summary of Significant Accounting Policies,” and Note 4, “Intangible Assets and Goodwill,” to the Consolidated Financial Statements included herein for further information regarding goodwill and intangible assets.

Stock-Based Compensation

The Company recognizes compensation costs related to equity awards granted ratably over the requisite service period, which is the vesting period of the award, based on the estimated fair value of the awards on the grant date.

The estimated fair value of stock options is determined using the Black-Scholes option valuation model. The inputs used in determining the fair value are the expected volatility, expected dividend yield, risk-free rate, and expected term.

The fair value of restricted stock units (“RSUs”) is determined based on the fair value of the Company’s common stock on the grant date.

The Company’s performance stock units (“PSUs”) have a singular market condition, which is described below. The estimated fair value of PSUs is determined using the Monte Carlo valuation model. The inputs used in determining the fair value are the length of the performance period, the risk-free rate, and the stock prices, correlations, and expected volatility of the Company and the firm in the selected peer group.

The payout of PSU awards is assessed by comparing the Company’s TSR during a certain three-year period to the respective TSR of companies in a selected performance peer group. Given the requirement to meet certain defined market criteria, the recipient of a PSU may earn a total payout ranging from 0% to 200% of the target award.

For all equity awards, the original estimate of the grant date fair value is not subsequently revised unless the awards are modified. The Company accounts for forfeitures during the period in which they occur.

See Note 11, “Stock-Based Compensation,” to the Consolidated Financial Statements included herein for more information on equity awards granted by Kenvue.

Recently Issued Accounting Standards

See Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included herein for a description of recently issued accounting standards not yet adopted and their anticipated impact to the Consolidated Financial Statements.

Other Information

Baby Powder Transition

On August 11, 2022, we announced the commercial decision to transition to an all cornstarch-based baby powder portfolio. As a result of this transition, talc-based Johnson’s® Baby Powder was discontinued globally in 2023. Talc-based Johnson’s® Baby Powder was previously discontinued during 2020 in certain markets including the United States and Canada. We do not expect the impact of this change to have a significant impact on our results of operations.

Deferred Markets

In order to ensure compliance with applicable law, to obtain necessary governmental approvals and other consents and for other business reasons, we deferred the transfer of certain assets and liabilities of businesses in certain non-U.S. jurisdictions, including China, Malaysia, and Russia, until after the completion of the Kenvue IPO. On September 11, 2023, J&J transferred the equity interests in the majority of the Deferred Legal Entities (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included herein) to the Company that previously had been consolidated as Variable Interest Entities (“VIEs”) in the Company’s Consolidated Financial Statements. The Consolidated Financial Statements included herein include businesses in all jurisdictions in which we will operate following the completion of the Separation, including any Deferred Local Business (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included herein). For more information regarding Deferred Local Businesses, see “Risk Factors—Risks Related to Our Relationship with J&J—The transfer of certain assets and liabilities from J&J to us contemplated by the Separation has not been completed and may be significantly delayed or not occur at all” and Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included herein.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Because we manufacture and sell products and finance operations in a number of countries throughout the world, we are exposed to the impact on revenue and expenses of movements in currency exchange rates, including as a result of the strengthening of the U.S. dollar or fluctuations in foreign currency rates in numerous jurisdictions, particularly the European Union, the United Kingdom, Japan, China, Canada, Brazil, and India. A hypothetical 10% unfavorable change in the average exchange rate used to translate Net income for the fiscal twelve months ended December 31, 2023 from local currencies to U.S. dollars would result in a decline of approximately $98 million.

We manage the impact of foreign exchange rate movements on our earnings, cash flows and fair values of assets and liabilities through operational means and through the use of various financial instruments, including derivative instruments such as forward and swap foreign exchange contracts. The financial instruments utilized are viewed as risk management tools and are not used for trading or speculative purposes. Forward and swap foreign exchange contracts are sensitive to changes in foreign currency rates. As of December 31, 2023, a hypothetical 10% unfavorable change in exchange rate would result in an unrealized loss of approximately $69 million. Gains or losses on these contracts are generally offset by the gains or losses on the underlying transactions, and therefore, would have no impact on future anticipated earnings and cash flows.

Inflation Risk

Inflationary pressures have recently increased, and may continue to increase, the costs of raw materials, packaging components, and other inputs for our products. In recent years, we have experienced, and we continue to experience, higher than expected inflation, including escalating transportation, commodity, and other supply chain costs and disruptions that have affected, and continue to affect, our results of operations. We have partially offset the impact of inflation largely through price increases, in addition to continued supply chain optimization initiatives.

However, if our costs continue to be subject to significant inflationary pressures, we may not be able to offset such higher costs through price increases, which could adversely affect our business, results of operations, or financial condition.

Interest Rate Risk

Our cash equivalents and marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Interest rate risk is managed through the maintenance of a portfolio of variable and fixed-rate debt composed of short and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. From time to time, we also hedge the anticipated issuance of fixed-rate debt, and those contracts are designated as cash flow hedges. As of December 31, 2023, our outstanding long-term debt portfolio was comprised of primarily fixed-rate debt, and therefore, any fluctuation in market interest rate is not expected to have a material impact on our results of operations.

In connection with the Separation, we incurred approximately $9.0 billion of new debt pursuant to the Debt Financing Transactions. As of December 31, 2023, we have $7.7 billion of Senior Notes and $599 million of commercial paper issued under the Commercial Paper Program outstanding, net of related amortization of debt issuance costs and discounts. Our interest expense for any new floating rate debt we may incur in the future, including under the Revolving Credit Facility, could be exposed to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including the monetary and tax policies of the United States and other countries, market and economic factors, and other factors beyond our control.

Beginning in October 2022, we entered into forward starting interest rate swap agreements in contemplation of securing long-term financing for the Separation or for other long-term financing purposes in the event the Separation did not occur. In connection with the Senior Notes offering, the interest rate swap contracts were early terminated on a negotiated basis. See Note 16, “Fair Value Measurements,” to the Consolidated Financial Statements included herein.

Commodity Price Risk

We are exposed to commodity and other price risk, including from resins, pulp and corn derivatives, vegetable oils and oleochemicals; and other inputs, including energy, labor, transportation (such as trucks, containers and ocean freight), and logistics services. We use various strategic pricing mechanisms to manage cost exposures on certain material purchases with the objective of obtaining appropriate costs for these commodities.

Credit Risk

We are exposed to potential credit losses in the event of nonperformance by counterparties to our receivables, including our customers. Concentrations of credit risk arising from receivables from customers are limited due to the diversity of our customers. We perform credit evaluations of our customers’ financial conditions and may also obtain collateral or other security as appropriate. Notwithstanding these efforts, current adverse macroeconomic factors across the global economy may increase the difficulty in collecting receivables. We are also exposed to the risk of credit loss in the event of nonperformance by counterparties to financial instrument contracts; however, nonperformance is considered unlikely and any nonperformance is unlikely to be material as it is our policy to contract with diverse, credit-worthy counterparties based upon both strong credit ratings and other credit considerations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kenvue Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kenvue Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and January 1, 2023, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three fiscal years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and January 1, 2023, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for global intangible low-taxed income in 2023.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – U.S. Net Sales

As described in Notes 1 and 19 to the consolidated financial statements, the Company’s total net sales were $15.4 billion for the fiscal year ended December 31, 2023, of which, $6.8 billion is related to U.S. net sales. Management recognizes the revenue from these sales at a single point in time when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the goods to customers, which can be on the date of shipment or the date of receipt by the customer depending on the terms of the contract. Trade promotions, comprised of coupons, product listing allowances, cooperative advertising arrangements, volume-based incentive programs, as well as discounts to customers, rebates, sales incentives, and product returns, are accounted for as variable consideration and recorded as a reduction in sales in the same period as the related sale.

The principal consideration for our determination that performing procedures relating to U.S. net sales revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s U.S. net sales revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of U.S. net sales upon transfer of control to the customer, and controls over the recording of trade promotions. These procedures also included, among others, (i) evaluating U.S. net sales revenue transactions by testing the issuance and settlement of invoices and credit memos, (ii) tracing transactions not settled to a detailed listing of accounts receivable, (iii) confirming a sample of outstanding customer invoice balances at fiscal year end, and obtaining and inspecting source documents, including invoices, sales contracts, shipping documents, proof of delivery, and subsequent cash receipts, where applicable, for confirmations not returned, (iv) testing the completeness and accuracy of data provided by management, (v) testing trade promotions processed by the Company, on a sample basis, including evaluating those discounts for consistency with contractual terms of the Company’s programs, (vi) testing credit memos on a sample basis and (vii) testing a sample of unsettled trade promotions for completeness and accuracy.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
March 1, 2024

We have served as the Company’s auditor since 2021.

KENVUE INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions, Shares in Thousands, Except Per Share Data)

	December 31, 2023	January 1, 2023
Assets
Current assets
Cash and cash equivalents	$1,382	$1,231
Trade receivables, less allowances for credit losses ($25 and $35 as of December 31, 2023 and January 1, 2023, respectively)	2,073	2,122
Inventories	1,851	2,226
Prepaid expenses and other receivables	567	175
Other current assets	265	123
Total current assets	6,138	5,877
Property, plant, and equipment, net	2,042	1,820
Intangible assets, net	9,619	9,853
Goodwill	9,271	9,185
Deferred taxes on income	158	147
Other assets	623	434
Total Assets	27,851	27,316
Liabilities and Equity
Current liabilities
Loans and notes payable	599	—
Accounts payable	2,489	1,829
Accrued liabilities	1,456	906
Accrued rebates, returns, and promotions	795	862
Accrued taxes on income	142	329
Total current liabilities	5,481	3,926
Employee related obligations	360	214
Long-term debt	7,687	—
Deferred taxes on income	2,621	2,479
Other liabilities	491	727
Total liabilities	16,640	7,346
Commitments and contingencies (Note 17)
Equity
Preferred stock, $0.01 par value, 750,000 shares authorized, no shares issued and outstanding as of December 31, 2023	—	—
Common stock, $0.01 par value, 12,500,000 shares authorized; 1,915,407 and 1,915,057 shares issued and outstanding as of December 31, 2023	19	—
Additional paid-in capital	16,147	—
Treasury stock, at cost, 350 shares	(7)	—
Retained earnings	429	—
Net investment from Johnson & Johnson	—	25,425
Accumulated other comprehensive loss	(5,377)	(5,455)
Total equity	11,211	19,970
Total Liabilities and Equity	$27,851	$27,316

See accompanying Notes to Consolidated Financial Statements.

KENVUE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Shares in Thousands, Except Per Share Data)

	Fiscal Twelve Months Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Net sales	$15,444	$14,950	$15,054
Cost of sales	6,801	6,665	6,635
Gross profit	8,643	8,285	8,419
Selling, general, and administrative expenses	6,141	5,633	5,484
Other operating (income) expense, net	(10)	(23)	15
Operating income	2,512	2,675	2,920
Other expense (income), net	72	38	(5)
Interest expense, net	250	—	—
Income before taxes	2,190	2,637	2,925
Provision for taxes	526	573	847
Net income	$1,664	$2,064	$2,078

Net income per share
Basic	$0.90	$1.20	$1.21
Diluted	$0.90	$1.20	$1.21
Weighted average common stock
Basic	1,846,135	1,716,160	1,716,160
Diluted	1,850,325	1,716,160	1,716,160

See accompanying Notes to Consolidated Financial Statements.

KENVUE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions)

	Fiscal Twelve Months Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Net income	$1,664	$2,064	$2,078
Other comprehensive income (loss)
Foreign currency translation, net of taxes	219	(1,045)	(923)
Employee benefit plans:
Prior service cost, net of amortization	8	(1)	—
(Gain)/loss, net of amortization	(101)	58	18
Effect of exchange rates	(9)	6	7
Net change, net of income tax provision (benefit)	(102)	63	25
Derivatives and hedges:
Unrealized gain/(loss) arising during period	66	12	(3)
Reclassification to net income (loss)	(28)	(2)	3
Net change, net of income tax provision	38	10	—
Other comprehensive income (loss)	155	(972)	(898)
Comprehensive income	$1,819	$1,092	$1,180

See accompanying Notes to Consolidated Financial Statements

KENVUE INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in Millions, Shares in Thousands)

	Fiscal Twelve Months Ended December 31, 2023
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Net Investment from Johnson & Johnson	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount		Shares	Amount
Balance, January 3, 2021(1)	—	$—	$—	—	$—	$—	$21,983	$(3,585)	$18,398
Net income	—	—	—	—	—	—	2,078	—	2,078
Other comprehensive loss	—	—	—	—	—	—	—	(898)	(898)
Net transfers from Johnson & Johnson	—	—	—	—	—	—	913	—	913
Balance, January 2, 2022(1)	—	$—	$—	—	$—	$—	$24,974	$(4,483)	$20,491
Net income	—	—	—	—	—	—	2,064	—	2,064
Other comprehensive loss	—	—	—	—	—	—	—	(972)	(972)
Net transfers to Johnson & Johnson	—	—	—	—	—	—	(1,613)	—	(1,613)
Balance, January 1, 2023(1)	—	$—	$—	—	$—	$—	$25,425	$(5,455)	$19,970
Net income	—	—	—	—	—	1,195	469	—	1,664
Other comprehensive income	—	—	—	—	—	—	—	155	155
Cash dividends on common stock	—	—	—	—	—	(766)	—	—	(766)
Net transfers to Johnson & Johnson	—	—	—	—	—	—	(308)	—	(308)
Stock-based compensation	—	—	153	—	—	—	35	—	188
Distribution to Johnson & Johnson in connection with the Separation	—	—	(13,788)	—	—	—	—	—	(13,788)
Issuance of common stock in connection with the Kenvue IPO	1,914,894	19	4,222	—	—	—	—	—	4,241
Issuance of common stock under the Kenvue 2023 Plan	513	—	8	—	—	—	—	—	8
Purchase of treasury stock	(350)	—	—	350	(7)	—	—	—	(7)
Reclassification of Net Investment from Johnson & Johnson	—	—	25,712	—	—	—	(25,712)	—	—
Separation-related adjustments	—	—	(160)	—	—	—	91	(77)	(146)
Balance, December 31, 2023	1,915,057	$19	$16,147	350	$(7)	$429	$—	$(5,377)	$11,211
(1) Includes cumulative effect of change in accounting principle related to Global Intangible Low-Taxed Income (“GILTI”). See Note 1, “Description of the Company and Summary of Significant Accounting Policies,” for more information.

See accompanying Notes to Consolidated Financial Statements.

KENVUE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	Fiscal Twelve Months Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Cash flows from operating activities
Net income	$1,664	$2,064	$2,078
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	627	644	731
Stock-based compensation	188	137	141
Deferred income taxes	(114)	180	521
Other	6	13	(5)
Net changes in assets and liabilities
Trade receivables	44	(142)	(303)
Inventories	349	(582)	(77)
Other current and non-current assets	(429)	131	(68)
Accounts payable	390	52	330
Accrued liabilities	1,064	(17)	(2,977)
Employee related obligations	(78)	2	14
Accrued taxes on income	(331)	(5)	(19)
Other liabilities	(212)	48	(32)
Net cash flows from operating activities	3,168	2,525	334
Cash flows used in investing activities
Purchases of property, plant, and equipment	(469)	(375)	(295)
Transfer of funds to J&J pursuant to the Facility Agreement	(8,941)	—	—
Proceeds from J&J upon repayment of the Facility Agreement	8,941	—	—
Proceeds from sale of assets	21	8	77
Other investing activities	(40)	(23)	47
Net cash flows used in investing activities	(488)	(390)	(171)
Cash flows from (used in) financing activities
(Payments of) proceeds from loans and notes payables	(14)	14	(7)
Proceeds from Commercial Paper Program, net of issuance cost	574	—	—
Proceeds from issuance of Senior Notes, net of issuance cost	7,686	—	—
Proceeds from Kenvue IPO, net	4,241	—	—
Distribution to J&J in connection with the Separation	(13,788)	—	—
Dividends paid	(766)	—	—
Net transfer from (to) J&J	(274)	(1,597)	7
Other financing activities	(186)	—	—
Net cash flows used in financing activities	(2,527)	(1,583)	—
Effect of exchange rate changes on cash and cash equivalents	(2)	(61)	(41)
Cash and cash equivalents, beginning of period	1,231	740	618
Net increase in cash and cash equivalents	151	491	122
Cash and cash equivalents, end of period	$1,382	$1,231	$740

Supplemental disclosures of cash flow information
Net cash paid for income taxes(1)	$(699)	$(316)	$(363)
Cash paid for interest	$(224)	$—	$—
(1) Net cash paid includes payments to J&J under the Tax Matters Agreements (as defined in FN 12, “Relationship with J&J,”) for income tax liabilities, which J&J has paid on the Company’s behalf post Kenvue IPO to the tax authorities.

See accompanying Notes to Consolidated Financial Statements.

KENVUE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company and Summary of Significant Accounting Policies

Description of the Company and Business Segments

Kenvue Inc. (“Kenvue” or the “Company”) is a pure play consumer health company with iconic brands including Aveeno®, BAND-AID® Brand Adhesive Bandages, Johnson’s®, Listerine®, Neutrogena®, Tylenol®, and Zyrtec®. The Company is organized into three business segments: Self Care, Skin Health and Beauty, and Essential Health. The Self Care segment includes a broad product range such as pain care, cough, cold and allergy, as well as digestive health, smoking cessation, eye care, and other products. The Skin Health and Beauty segment is focused on face and body care, and hair, sun, and other products. The Essential Health segment includes oral care, baby care, as well as women’s health, wound care, and other products.

Kenvue was initially formed as a wholly owned subsidiary of Johnson & Johnson (“J&J”). In November 2021, J&J announced its intention to separate its Consumer Health segment (the “Consumer Health Business”) into a new, publicly traded company (the “Separation”). Prior to the Kenvue IPO (as defined below), the Company was wholly owned by J&J and primarily represented J&J’s Consumer Health Business. The Company also included certain other product lines previously reported in another segment of J&J. On April 4, 2023, in connection with the Separation, J&J completed in all material respects the transfer of the assets and liabilities of the Consumer Health Business to the Company and its subsidiaries (such transfer, the “Consumer Health Business Transfer”), other than the transfer of certain Deferred Local Businesses (as defined below in “—Variable Interest Entities and Net Economic Benefit Arrangements”).

On May 3, 2023, the registration statement related to the initial public offering of Kenvue’s common stock was declared effective, and on May 4, 2023, Kenvue’s common stock began trading on the New York Stock Exchange under the ticker symbol “KVUE” (the “Kenvue IPO”).

On May 8, 2023, the Kenvue IPO was completed through the sale of 198,734,444 shares of common stock, par value $0.01 per share, including the underwriters’ full exercise of their option to purchase 25,921,884 shares to cover over-allotments, at an initial public offering price of $22 per share for net proceeds of $4.2 billion after deducting underwriting discounts and commissions of $131 million. On May 8, 2023, in conjunction with the Consumer Health Business Transfer, the Company distributed $13.8 billion to J&J from the 1) net proceeds received from the sale of the common stock in the Kenvue IPO, 2) net proceeds received from the Debt Financing Transactions as defined in Note 5, “Borrowings”, and 3) any cash and cash equivalents in excess of the $1.17 billion in cash and cash equivalents retained by the Company immediately following the Kenvue IPO. As of the closing of the Kenvue IPO, J&J owned 1,716,160,000 shares of Kenvue common stock, or approximately 89.6% of the total outstanding shares of Kenvue common stock.

On July 24, 2023, J&J announced an exchange offer (the “Exchange Offer”) under which its shareholders could exchange shares of J&J common stock for shares of Kenvue Inc. common stock owned by J&J. On August 23, 2023, J&J completed the Exchange Offer through which J&J accepted an aggregate of 190,955,435 shares of J&J common stock in exchange for 1,533,830,450 shares of Kenvue common stock, representing approximately 80.1% of Kenvue’s outstanding common stock as of August 23, 2023. As a result, Kenvue became a fully independent company, and as of the completion of the Exchange Offer, J&J owned 9.5% of the outstanding shares of Kenvue common stock.

Basis of Presentation

Effective April 4, 2023, the Company’s financial statements are presented on a consolidated basis, as J&J completed the Consumer Health Business Transfer on such date. The audited financial statements for all periods presented, including the historical results of the Company prior to April 4, 2023, are now referred to as the “Consolidated Financial Statements”.

Intercompany balances and transactions have been eliminated. The Consolidated Financial Statements include the accounts of the Company and its affiliates and entities consolidated under the variable interest and voting models.

Periods prior to the Consumer Health Business Transfer

Prior to April 4, 2023, the Company operated as a segment of J&J and not as a separate entity. The Company’s financial statements prior to April 4, 2023 were derived from J&J’s historical consolidated financial statements and accounting records as if the Company had been operated on a standalone basis.

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

Indirect costs were allocated to the Company for the purposes of preparing combined financial statements prior to the Kenvue IPO, based on a specific identification basis or, when specific identification was not practicable, a proportional cost allocation method, primarily net sales, headcount, or other allocation methodologies that were considered to be a reasonable reflection of the utilization of services provided or benefit received by the Company during the periods presented, depending on the nature of the services received. Management considers that such allocations were made on a reasonable basis consistent with benefits received but may not necessarily be indicative of the costs that would have been incurred if the Company had been operated on a standalone basis for the periods presented.

Cash generated from the Company’s operations prior to April 4, 2023 was generally managed by J&J’s centralized treasury function and was swept into J&J and its affiliates’ bank accounts. Cash and cash equivalents on the Consolidated Balance Sheet represent balances in accounts specifically identifiable to the Company that were not swept into J&J and its affiliates’ bank accounts. J&J’s third-party interest expense was not allocated for any of the periods prior to April 4, 2023 as the Company was not the legal obligor of the debt and the borrowings were not directly attributable to the Company’s operations.

The Company’s equity balance in these financial statements prior to April 4, 2023 represents the excess of total assets over total liabilities. Equity is impacted by changes in comprehensive income, contributions from or to J&J prior to the Kenvue IPO, which was the result of treasury activities and net funding provided by or distributed to J&J.

J&J calculated foreign currency translation on its consolidated assets and liabilities, which included assets and liabilities of the Company prior to April 4, 2023. Foreign currency translation recorded during the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022 was based on currency movements specific to the Company’s Consolidated Financial Statements.

The income tax amounts in the Consolidated Financial Statements prior to the Kenvue IPO have been calculated based on a separate return methodology and presented as if the Company’s operations were reported by separate taxpayers in the jurisdictions in which the Company operates. See Note 14, “Income Taxes,” for further discussion.

Prior to the Kenvue IPO, all transactions between the Company and J&J were considered to be effectively settled for cash in the Consolidated Financial Statements at the time the transaction was recorded. The effects of the settlement of these transactions between the Company and J&J are reflected in the Consolidated Statements of Cash Flows as “Net transfer from (to) J&J” within financing activities, and in the Consolidated Balance Sheets and Consolidated Statements of Equity as “Net transfers to Johnson & Johnson”.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the periods reported. Estimates are used when accounting for, among other things, sales discounts, trade promotions, rebates, allowances and incentives, product liabilities, income taxes and related valuation allowance, withholding taxes, pension, postretirement benefits, fair value of financial instruments, stock-based compensation assumptions, depreciation, amortization, employee benefits, contingencies, allocations of cost and expenses from J&J and its affiliates, goodwill and intangible asset and liability valuations. Actual results may or may not differ from those estimates.

Economic Uncertainty

Macroeconomic factors affect consumer spending patterns and thereby the Company’s operations. These factors include general economic conditions, inflation, consumer confidence, employment rates, business conditions, the availability of credit, interest rates, tax rates and fuel and energy costs.

Annual Closing Date

The Company follows the concept of a fiscal year, which ends on the Sunday nearest to the end of the month of December. Normally each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks, and therefore includes additional shipping days, as was the case in fiscal year 2020, and will be the case again in fiscal year 2026. Fiscal year 2023 refers to the fiscal twelve months ended December 31, 2023. Fiscal year 2022 refers to the fiscal twelve months ended January 1, 2023. Fiscal year 2021 refers to the fiscal twelve months ended January 2, 2022.

Reportable Segments

The Company operates in the following reportable segments: 1) Self Care, 2) Skin Health and Beauty, and 3) Essential Health.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash equivalents are included in the Company’s Cash and cash equivalents on the Consolidated Balance Sheets.

Trade Receivable and Allowance for Credit Losses

Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collaterals (if any), and any relevant current and reasonably supportable future economic factors. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected.

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 31, 2023	January 1, 2023	January 2, 2022
Allowance for credit losses, beginning of period	$(35)	$(32)	$(37)
Provision	(4)	(9)	(4)
Utilization	14	5	8
Currency translation adjustment	—	1	1
Allowance for credit losses, end of period	$(25)	$(35)	$(32)

Inventories

Inventories are stated at the lower of cost or net realizable value and are accounted for using the first-in, first-out method. Cost is determined on a standard cost basis that approximates the first-in, first-out method. Costs include direct materials, direct labor, and overhead costs.

Property, Plant, and Equipment and Depreciation

Property, plant, and equipment are stated at cost less accumulated depreciation. The Company utilizes the straight-line method of depreciation over the estimated useful lives.

Building and building equipment	20 - 30 years
Land and leasehold improvements	10 - 20 years
Machinery and equipment	2 - 13 years
Software	3 - 8 years

Upon retirement or other disposal of property, plant and equipment, the costs and related amounts of accumulated depreciation or amortization are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds are recorded in Other (income) expense, net, operating.

Capitalized Internal-Use Software

Internal-use software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs incurred to develop internal-use software are capitalized. Capitalized internal-use software costs are amortized on a straight-line basis over the estimated useful life of the software when the software is ready for its intended use. Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful life of the software. The Company reviews the carrying value for impairment whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified.

Intangible Assets

Intangible assets are reported at cost, less accumulated amortization and impairments, as applicable. The Company amortizes intangible assets with a finite life over their respective useful lives on a straight-line basis. The estimated useful lives of patents, trademarks and customer relationships range from 3 years to 40 years and for other intangibles ranges from 20 years to 40 years. The useful life for customer relationships is estimated based on various customer attributes including customer type, size, geography, length of relationships, and nature of relationships. Intangible assets deemed to have indefinite lives are not amortized but are subjected to annual tests of impairment or whenever events or changes in circumstances indicate they may be impaired. The Company may perform or bypass an optional qualitative assessment before proceeding to a quantitative impairment test. If the Company determines the fair value of the indefinite-lived intangible asset is more likely than not greater than its carrying amount, no additional testing is necessary. If not, it writes the carrying value down to the fair value. See Note 4, “Intangible Assets and Goodwill,” for more information on intangible assets.

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of net assets of businesses acquired. The Consolidated Balance Sheets reflect goodwill established based on past transactions allocated to the Company’s operations by J&J prior to the Kenvue IPO. Goodwill is not amortized but is tested for impairment at least annually in the fourth quarter at the reporting unit level on the first day of the fiscal fourth quarter, or more frequently if impairment indicators exist. The Company has the option to first assess qualitative factors to determine whether the quantitative goodwill impairment test is necessary. If the Company concludes it is more likely than not that fair value is less than carrying value, a quantitative fair value test is performed. The Company may bypass the qualitative assessment in any period and proceed directly to the quantitative impairment test. If carrying value is greater than fair value, a goodwill impairment charge will be recorded for the difference (up to the carrying value of goodwill). See Note 4, “Intangible Assets and Goodwill,” for more information on goodwill.

Impairment of Long-Lived Assets

Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If indicators of impairment are present, the asset group is tested for recoverability by comparing the carrying value of the asset group to the related estimated undiscounted future cash flows expected to be derived from the asset group, which include the amount and timing of the projected future cash flows. If the expected undiscounted cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value. If quoted market prices are not available, the Company will estimate fair value using a discounted value of estimated future cash flows.

Indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired. Impairment losses on indefinite-lived intangible assets are recognized based on a comparison of the fair value of the asset to its carrying value.

No impairment was recognized for the fiscal twelve months ended December 31, 2023 and January 2, 2022. See Note 4, “Intangible Assets and Goodwill,” for impairment recorded in the fiscal twelve months ended January 1, 2023.

Debt Discounts and Premiums, Issuance Costs, and Deferred Financing Costs

Debt issuance costs and discounts are presented as a reduction of Long-term debt and are amortized as a component within Interest expense, net in the Company’s Consolidated Statements of Operations over the term on the related debt using the effective interest method.

Financial Instruments

The Company uses derivative financial instruments to manage exposure to foreign currency fluctuations. Prior to the Kenvue IPO, the Company participated in J&J’s centralized hedging and offsetting programs. The effects of foreign currency derivatives were allocated to the Company based on the portion that was deemed to be associated with the Company’s operations.

Additionally, in certain jurisdictions, the Company uses forward foreign exchange contracts to manage its exposure to the variability of cash flows, primarily related to the foreign exchange rate changes of future intercompany product sales and third-party purchases of materials denominated in a foreign currency. The Company uses interest rate swaps as an instrument to manage interest rate risk related to forecasted fixed rate borrowings, and cross currency interest rate swaps to manage the risk related to foreign currency net investments.

As required by U.S. GAAP, all derivative instruments held by the Company are recorded on the Consolidated Balance Sheets at fair value. Fair value is the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement determined using assumptions that market participants would use in pricing an asset or liability. The authoritative literature establishes a three-level hierarchy to prioritize the inputs used in measuring fair value, with Level 1 having the highest priority and Level 3 having the lowest. Changes in the fair value of derivatives designated as cash flow hedges are recorded within gain or loss on cash flow hedges as a component of other comprehensive income until the underlying transaction affects earnings and are then reclassified to earnings in the same account as the hedged transaction. Changes in fair value of derivatives designated as net investment hedges are recorded within foreign currency translation (“CTA”) as a component of other comprehensive income until the hedged investment is either sold or substantially liquidated and are then reclassified to earnings. Any changes in the fair value of derivatives designated as fair value hedges are recorded in net income.

The Company documents all relationships between hedged items and derivatives. The overall risk management strategy includes reasons for undertaking hedge transactions and entering into derivatives. See Note 16, “Fair Value Measurements”, for more information on fair value instruments.

Defined Benefit Retirement Plans

The Company’s defined benefit retirement plan costs are valued using actuarial valuations. The Company recognizes the funded or unfunded status of its defined benefit pension plans on the Consolidated Balance Sheets and recognizes changes in the funded status that arise during the period but that are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes. The projected benefit obligation represents the actuarial present value of benefits expected to be paid upon our employee’s expected date of separation or retirement. Amounts related to the Company’s defined benefit pension plans are recorded based on estimates and assumptions. Factors used in developing estimates of these liabilities include, among other things, assumptions related to discount rates, rates of return on investments, healthcare cost trends, benefit payment patterns, and other factors. See Note 7, “Pensions,” for more information.

Revenue Recognition

The Company’s revenue contracts represent a single performance obligation to sell its products to customers. Revenue from the sale of products to customers is recognized at a single point in time when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the goods to customers, which can be on the date of shipment or the date of receipt by the customer depending on the terms of the contract. Net sales exclude taxes collected by the Company on behalf of governmental authorities. In addition, the Company has elected to account for shipping and handling activities as fulfillment costs and includes the shipping and handling fees charged to the customers as a part of the transaction price to be recognized when control of the product transfers. The Company’s global payment terms are typically between 30 to 90 days.

Trade promotions, comprised of coupons, product listing allowances, cooperative advertising arrangements, volume-based incentive programs, as well as discounts to customers, rebates, sales incentives, and product returns, are accounted for as variable consideration and recorded as a reduction in sales in the same period as the related sale. To estimate variable consideration, the Company may apply both the “expected value” method and the “most likely amount” method based on the form of variable consideration, after considering which method would provide the best prediction of consideration to be received from the Company’s customers. The redemption cost of consumer coupons is based on historical redemption experience by product and value. Volume-based incentive programs are based on the estimated sales volumes for the incentive period. The related liability is recognized within Accrued rebates, returns and promotions on the Consolidated Balance Sheets.

Sales returns are almost exclusively not resalable. The reserves related to sales returns are recorded at full sales value and are estimated based on historical sales and returns information.

See Note 19, “Segments of Business and Geographic Areas”, for further disaggregation of net sales.

Net Income Per Share

The Company determines net income per share in accordance with ASC 260, Earnings Per Share. Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding for the applicable period. Diluted net income per share is computed by dividing net income by the weighted average number of shares plus the effect of dilutive potential shares outstanding for the applicable period using the treasury stock method. Dilutive potential shares include shares from equity awards and have been excluded where their inclusion would be anti-dilutive.

Separation-Related Costs

The Company and J&J incurred certain non-recurring Separation-related costs in the establishment of Kenvue as a standalone public company. Costs incurred by the Company and those costs incurred by J&J determined to be for the benefit of the Company are included in the Consolidated Financial Statements. These non-recurring Separation-related costs were $468 million and $213 million for the fiscal twelve months ended December 31, 2023 and January 1, 2023, respectively and are included in SG&A expenses. The Company did not incur Separation-related costs in the fiscal twelve months ended January 2, 2022.

Advertising

Advertising expenses worldwide, which comprised television, radio, print media and digital advertising, were $1,349 million, $1,356 million, and $1,461 million for the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively, and are included in SG&A expenses in the Consolidated Statements of Operations.

Shipping and Handling

Shipping and handling costs incurred were $320 million, $322 million, and $305 million for the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively, and are included in SG&A expense in the Consolidated Statements of Operations.

Product Liability

Accruals for product liability claims are recorded, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information and actuarially determined estimates where applicable. The accruals are adjusted periodically as additional information becomes available. The Company accrues an estimate of the legal defense costs needed to defend each matter when those costs are probable and can be reasonably estimated. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.

Research and Development

Research and development costs were $399 million, $375 million, and $355 million for the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively, and are included in SG&A expenses in the Consolidated Statements of Operations.

Income Taxes

Income taxes are recorded based on amounts refundable or payable for the current fiscal year and include the results of any differences between U.S. GAAP accounting and tax reporting, recorded as deferred tax assets or liabilities. The Company estimates deferred tax assets and liabilities based on enacted tax regulations and rates. Future changes in tax laws and rates may affect recorded deferred tax assets and liabilities.

U.S. federal, state, and foreign income tax payables and receivables are recognized on the Consolidated Balance Sheets for entities that file separate income tax returns and make direct payments to taxing authorities. Prior to the Kenvue IPO, U.S. federal, state and foreign income tax payables and receivables for entities that file a combined, consolidated or group income tax return with J&J were deemed settled with J&J and were included in the “Net Investment from J&J.”

Management establishes valuation allowances on deferred tax assets when it is determined to be “more likely than not” that some portion or all of the deferred tax assets may not be realized. Management considers positive and negative evidence in evaluating the Company’s ability to realize its deferred tax assets, including its historical results and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis.

The Company has unrecognized tax benefits for uncertain tax positions. The Company follows U.S. GAAP which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The estimates for these positions are regularly assessed based upon all available information. These estimates may be revised in the future and such changes may have a material additional expense or benefit to the Company’s financial results and its effective tax rate.

See Note 14, “Income Taxes”, for more information on income taxes and see “Change in Accounting Principle” within this footnote for more information on GILTI accounting method change.

Stock-Based Compensation

The Company recognizes compensation costs related to stock options granted ratably over the requisite service period, which is the vesting period of the award, based on the estimated fair value of the stock award on the grant date. The estimated fair value of stock options is determined using the Black-Scholes option valuation model. Stock options generally vest over a three-year period with annual vesting. The Company recognizes compensation costs related to restricted stock units (“RSUs”) ratably over the requisite service period based on the fair value of the Company’s common stock on the grant date. RSUs generally vest over a three-year period with annual vesting. The Company recognizes compensation costs related to performance stock units (“PSUs”), each of which has a singular market condition, ratably over the requisite service period based on the estimated fair value of the PSU on the grant date. The estimated fair value of PSUs is determined using the Monte Carlo valuation model.

See Note 11, “Stock-Based Compensation,” for more information on the conversion of J&J awards to Kenvue awards in connection with the completion of the Exchange Offer.

Stock-based compensation expense is recognized in the Consolidated Statements of Operations and is classified as a non-cash activity in the Consolidated Statements of Cash Flows. The Company accounts for forfeitures during the period in which they occur.

Prior to the Kenvue IPO, certain employees of the Company participated in J&J’s stock-based compensation plans. Stock-based compensation expense related to these plans was recognized based on specific identification of cost related to the Company’s employees. The Company also received allocated stock-based compensation expense relating to employees of central support functions provided by J&J.

Foreign Currency

For translation of its international operations, the Company has determined that the majority of its local currencies are the functional currencies except those in highly inflationary economies, which are defined as those which have had compound cumulative rates of inflation of 100% or more during the past three years, or where a substantial portion of its cash flows are not in the local currency. The Company has accounted for operations in Argentina and Turkey as highly inflationary.

The net assets of international operations where the local currencies have been determined to be the functional currencies are translated into U.S. dollars, the reporting currency, using period-end exchange rates and at the average exchange rates for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of Accumulated other comprehensive loss in equity. Foreign currency translation recorded in these Consolidated Financial Statements is based on currency movements specific to the Company’s assets and liabilities included on the Consolidated Balance Sheets during the periods presented.

Foreign currency exchange gains and losses on transactions occurring in a currency other than an operation’s functional currency are recognized as a component of Other expense (income), net in the Consolidated Statements of Operations. Net currency transaction losses (gains) were $64 million, $105 million, and $(16) million for the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.

Variable Interest Entities and Net Economic Benefit Arrangements

When the Company makes an initial investment in or establishes other variable interests in an entity, the entity is first evaluated to determine if it is a Variable Interest Entity (“VIE”) and if the Company is the primary beneficiary of the VIE, and therefore subject to consolidation regardless of percentage ownership. The primary beneficiary of a VIE is a party that meets both of the following criteria: 1) it has the power to direct the activities that most significantly impact the economic performance of the VIE; and 2) it has the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. Periodically, the Company assesses whether any change in its interest in or relationship with the entity affects the determination as to whether the entity is a VIE, and, if so, whether the Company is the primary beneficiary.

In connection with the Separation, J&J and Kenvue entered into a separation agreement (the “Separation Agreement”) on May 3, 2023. Under the Separation Agreement, transfer of certain assets and liabilities of the Consumer Health Business in certain jurisdictions (each, a “Deferred Local Business”) was not completed prior to the Kenvue IPO and was deferred due to certain precedent conditions, which include ensuring compliance with applicable law and obtaining necessary governmental approvals and other consents, and for other business reasons. At Kenvue IPO and until the Deferred Local Business transfers to the Company, J&J 1) holds and operates the Deferred Local Businesses on behalf of and for the benefit of the Company, and 2) will use reasonable best efforts to treat and operate, insofar as reasonably practicable and to the extent permitted by applicable law, each such Deferred Local Business in the ordinary course of business in all material respects consistent with past practice. The benefits and costs related to these Deferred Local Businesses will be assumed by the Company (see below “—Net Economic Benefit Arrangements”). In addition, the Company and J&J will use reasonable best efforts to take all actions to transfer each Deferred Local Business as promptly as reasonably practicable. When the precedent conditions are met, the Deferred Local Businesses will be transferred to the Company as per the terms of the arrangement with J&J.

The Company determined that certain Deferred Local Businesses that are legal entities (“Deferred Legal Entities”) are VIEs for which Kenvue is the primary beneficiary, since Kenvue has the power to direct the activities that most significantly impact such Deferred Legal Entities’ economic performance as well as to obtain all of the economic benefits and losses of such entities. These significant activities include, but are not limited to, product pricing, marketing and sales strategy, supply chain strategy, material supply and vendor management, budget planning, and labor and overhead management. Accordingly, the assets and liabilities of these entities are recognized on the Company’s Consolidated Balance Sheets at their historical carrying amounts as of the date when the Company entered into the arrangement, since the primary beneficiary of the VIEs and the VIEs themselves were under common control. Additionally, the results of the operations and cash flows are included in the Company’s Consolidated Financial Statements.

In the fiscal twelve months ended December 31, 2023, J&J transferred the equity interests in the majority of the Deferred Legal Entities to the Company that previously had been consolidated as VIEs in the Company’s Consolidated Financial Statements, except for the Deferred Legal Entities below.

All Deferred Legal Entities are exposed to similar operational risks and are therefore monitored and evaluated on a similar basis by management. Accordingly, the financial information for Deferred Legal Entities has been aggregated and the following table summarizes the consolidated assets and liabilities of these entities, on the Consolidated Balance Sheets. The amounts represented in this table are only those assets of the VIEs that can be used to settle only the VIE’s obligations and the VIE’s creditors (or beneficial interest holders) have no recourse against the general credit of the primary beneficiary.

(Dollars in Millions)	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$109
Trade receivables, less allowances for credit losses	57
Inventories	18
Prepaid expenses and other receivables	6
Total current assets	190
Property, plant, and equipment, net	5
Deferred taxes on income	2
Other assets	1
Total assets	$198
Liabilities
Current liabilities
Accounts payable	$5
Accrued liabilities	12
Accrued rebates, returns, and promotions	14
Accrued taxes on income	3
Total current liabilities	34
Total liabilities	$34

The Company recognized net income of $85 million related to the Deferred Legal Entities for the fiscal twelve months ended December 31, 2023 in the Company’s Consolidated Statements of Operations.

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

In relations to the net economic benefit arrangements, the Company recognized a receivable of $10 million and a payable of $49 million to J&J as of December 31, 2023 on the Company’s Consolidated Balance Sheets and $36 million of net income for the fiscal twelve months ended December 31, 2023 in the Company’s Consolidated Statements of Operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation. For additional information on the realignment of certain allocations in segment financial results in fiscal year 2022, see Note 19, “Segments of Business and Geographic Areas”.

Change in Accounting Principle

GILTI Accounting Method Change

Effective in the third quarter of fiscal year 2023, the Company changed the accounting principle for GILTI from the deferred approach to the period cost approach. In 2018, the Financial Accounting Standards Board (“FASB”) provided companies with an accounting policy choice in determining whether to measure the deferred tax effects of GILTI or to treat GILTI as a period cost. The Company’s former parent, J&J, elected to account for the deferred effects of GILTI in 2018. However, as a standalone company that operates in a different industry with different peers than J&J, treating GILTI as a period cost is the prevailing accounting policy that the Company’s peers have elected. Therefore, management believes that the change in accounting is preferable as it does not believe that the impact of deferred taxes on GILTI provides a meaningful measure of future GILTI tax costs.

The effects of the change in accounting principle to the Company’s Consolidated Financial Statements were as follows:

	December 31, 2023			January 1, 2023
(Dollars in Millions)	Prior to Change	Effect of Change	As Reported	Prior to Change	Effect of Change	As Adjusted
Consolidated Balance Sheets:
Assets
Deferred taxes on income	$158	$—	$158	$147	$—	$147
Liabilities
Accrued taxes on income	$142	$—	$142	$329	$—	$329
Deferred taxes on income	$2,664	$(43)	$2,621	$2,428	$51	$2,479
Equity
Additional paid-in capital	$16,085	$62	$16,147	$—	$—	$—
Retained Earnings	$452	$(23)	$429	$—	$—	$—
Net investment from Johnson & Johnson	$—	$—	$—	$25,474	$(49)	$25,425
Accumulated other comprehensive loss	$(5,381)	$4	$(5,377)	$(5,453)	$(2)	$(5,455)

	Fiscal Twelve Months Ended
	December 31, 2023			January 1, 2023			January 2, 2022
(Dollars in Millions, Except Per Share Data)	Prior to Change	Effect of Change	As Reported	Prior to Change	Effect of Change	As Adjusted	Prior to Change	Effect of Change	As Adjusted
Consolidated Statements of Operations:
Income before taxes	$2,190	$—	$2,190	$2,637	$—	$2,637	$2,925	$—	$2,925
Provision for taxes	643	(117)	526	550	23	573	894	(47)	847
Net income	$1,547	$117	$1,664	$2,087	$(23)	$2,064	$2,031	$47	$2,078

Basic net income per share	$0.84	$0.06	$0.90	$1.22	$(0.02)	$1.20	$1.18	$0.03	$1.21
Diluted net income per share	$0.84	$0.06	$0.90	$1.22	$(0.02)	$1.20	$1.18	$0.03	$1.21

	Fiscal Twelve Months Ended
	December 31, 2023			January 1, 2023			January 2, 2022
(Dollars in Millions)	Prior to Change	Effect of Change	As Reported	Prior to Change	Effect of Change	As Adjusted	Prior to Change	Effect of Change	As Adjusted
Consolidated Statements of Comprehensive Income:
Foreign currency translation, net of taxes	$213	$6	$219	$(1,053)	$8	$(1,045)	$(926)	$3	$(923)
Other comprehensive income (loss)	$149	$6	$155	$(980)	$8	$(972)	$(901)	$3	$(898)

	Fiscal Twelve Months Ended
	December 31, 2023
(Dollars in Millions)	Prior to Change	Effect of Change	As Reported
Consolidated Statements of Equity:
Net transfers from J&J	$25,474	$(49)	$25,425
Accumulated other comprehensive loss	(5,453)	(2)	(5,455)
Cumulative effect adjustment to beginning balance	$20,021	$(51)	$19,970
Net income	$1,547	$117	$1,664
Other comprehensive income	$149	$6	$155
Reclassification of Net Investment from Johnson & Johnson (Additional paid-in capital)	$25,626	$86	$25,712
Reclassification of Net Investment from Johnson & Johnson (Net Investment from Parent)	$(25,626)	$(86)	$(25,712)
Separation-related adjustments	$(118)	$(28)	$(146)
Ending balance	$11,167	$44	$11,211

	Fiscal Twelve Months Ended
	January 1, 2023			January 2, 2022
(Dollars in Millions)	Prior to Change	Effect of Change	As Reported	Prior to Change	Effect of Change	As Adjusted
Consolidated Statements of Equity:
Net transfers from J&J	$24,872	$102	$24,974	$21,928	$55	$21,983
Accumulated other comprehensive loss	(4,473)	(10)	(4,483)	(3,572)	(13)	(3,585)
Cumulative effect adjustment to beginning balance	$20,399	$92	$20,491	$18,356	$42	$18,398
Net income	$2,087	$(23)	$2,064	$2,031	$47	$2,078
Other comprehensive loss	$(980)	$8	$(972)	$(901)	$3	$(898)
Net transfers from (to) Johnson & Johnson	$(1,485)	$(128)	$(1,613)	$913	$—	$913
Ending balance	$20,021	$(51)	$19,970	$20,399	$92	$20,491

	Fiscal Twelve Months Ended
	December 31, 2023			January 1, 2023			January 2, 2022
(Dollars in Millions)	Prior to Change	Effect of Change	As Reported	Prior to Change	Effect of Change	As Adjusted	Prior to Change	Effect of Change	As Adjusted
Consolidated Statements of Cash Flows:
Net income	$1,547	$117	$1,664	$2,087	$(23)	$2,064	$2,031	$47	$2,078
Deferred income taxes	$3	$(117)	$(114)	$157	$23	$180	$568	$(47)	$521

Recently Adopted Accounting Standards

Accounting Standards Update (“ASU”) 2022-04: Liabilities-Supplier Finance Programs (Topic 405-50) – Disclosure of Supplier Finance Program Obligations

The Company adopted the standard as of the beginning of fiscal year 2023, which requires that a buyer in a supplier finance program disclose additional information about the program for financial statement users. The standard includes an amendment to present rollforward information in each annual reporting period, which is effective for fiscal years beginning after December 15, 2023. The Company will adopt this amendment beginning in fiscal year 2024.

The Company has facilitated a voluntary supply chain financing program to provide some of its suppliers with the opportunity to sell receivables due from the Company (the Company’s accounts payables) to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The Company is not a party to the arrangements between the suppliers and the third-party financial institutions. The Company’s obligations to its suppliers, including amounts due, and scheduled payment dates (which have general payment terms of 90 days), are not affected by a participating supplier’s decision to participate in the program. Prior to the establishment of the Company’s supplier financing program in the second quarter of fiscal year 2023, the Company participated in J&J’s supplier financing program.

As of December 31, 2023 and January 1, 2023, the Company’s accounts payable balances included $227 million and $293 million, respectively, related to invoices from suppliers participating in the supplier finance program.

Recently Issued Accounting Standards Not Yet Adopted

ASU 2023-09: Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 enhances the transparency of income tax disclosures, primarily by requiring public business entities to disclose 1) consistent categories and greater disaggregation of information in the rate reconciliations and 2) the disclosure of income taxes paid disaggregated by jurisdiction, among other requirements. This guidance is effective for public entities for the fiscal years beginning after December 15, 2024, and early adoption is permitted. The amendments are applicable on a prospective basis, although retrospective basis is also permitted. The Company is currently evaluating this guidance and the impact on its income tax disclosures.

ASU 2023-07: Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 scopes in entities with a single reportable segment and requires those entities to provide all disclosures required in Topic 280. Among other various new disclosures, ASU 2023-07 additionally requires that current annual disclosures about a reportable segment’s profit or loss and assets also be provided in interim periods. Enhanced reporting requirements for all entities includes disclosure of 1) significant segment expenses, 2) the title and position of the chief operating decision maker (the “CODM”), and 3) how the CODM uses disclosed measure(s) of a segment’s profit or loss in assessing segment performance and allocating resources. This guidance is effective for public entities for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Companies are required to apply the amendments retrospectively to all prior periods presented in the financial statements and early adoption is permitted. The Company is currently evaluating this guidance and expects that adoption will result in new disclosures, including significant segment expenses.

2. Inventories

As of December 31, 2023 and January 1, 2023, inventories were comprised of:

(Dollars in Millions)	December 31, 2023	January 1, 2023
Raw materials and supplies	$304	$351
Goods in process	115	123
Finished goods	1,432	1,752
Total inventories	$1,851	$2,226

3. Property, Plant and Equipment

As of December 31, 2023 and January 1, 2023, property, plant and equipment at cost and the related accumulated depreciation were:

(Dollars in Millions)	December 31, 2023	January 1, 2023
Machinery and equipment	$2,447	$2,280
Buildings and building equipment	1,749	1,709
Software	1,491	1,329
Construction in progress	480	307
Land and land improvements	76	75
Total property, plant and equipment, gross	$6,243	$5,700
Less: accumulated depreciation	(4,201)	(3,880)
Total property, plant and equipment, net	$2,042	$1,820

Depreciation expense in the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022 was $305 million, $296 million, and $317 million, respectively.

4. Intangible Assets and Goodwill

As of December 31, 2023 and January 1, 2023, the gross and net amounts of intangible assets were:

	December 31, 2023			January 1, 2023
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Patents and trademarks	$4,444	$(1,698)	$2,746	$4,400	$(1,485)	$2,915
Customer relationships	2,125	(1,151)	974	2,127	(1,063)	1,064
Other intangibles	1,320	(669)	651	1,343	(650)	693
Total definite-lived intangible assets	$7,889	$(3,518)	$4,371	$7,870	$(3,198)	$4,672
Indefinite-lived intangible assets:
Trademarks	$5,187	$—	$5,187	$5,122	$—	$5,122
Other	61	—	61	59	—	59
Total intangible assets, net	$13,137	$(3,518)	$9,619	$13,051	$(3,198)	$9,853

The weighted average amortization period for patents and trademarks is 20 years. The weighted average amortization period for customer relationships is 32 years and is driven by large established distributors in various regional markets. These customers have been operating in these markets for many years and are expected to continue to operate in these markets for the foreseeable future. The weighted average amortization period for other intangible assets is 34 years. A majority of the other intangible assets relates to the acquisition of Pfizer Consumer Health in 2006. Carrying amount changes for the fiscal twelve months ended December 31, 2023 and January 1, 2023 were driven by currency translations. The Company recognized an intangible asset impairment of $12 million related to certain definite-lived trademarks deemed as irrecoverable in Other operating (income) expense, net for the fiscal twelve months ended January 1, 2023. The Company did not recognize an intangible asset impairment during the fiscal twelve months ended December 31, 2023 and January 2, 2022.

Amortization expense, which was included in Cost of Sales, for the Company’s amortizable assets was as follows:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 31, 2023	January 1, 2023	January 2, 2022
Trademarks	$187	$187	$213
Customer relationships and Other intangibles	135	161	201
Total Amortization expense	$322	$348	$414

The estimated amortization expense before tax for the five succeeding years is approximately:

(Dollars in Millions)
2024	2025	2026	2027	2028
$309	$287	$278	$278	$278

During the fiscal twelve months ended January 1, 2023, the Company realigned and began managing its operations differently, and as a result the Company reallocated its goodwill to align with the new operating segments during the fiscal twelve months ended January 1, 2023. This realignment in segment structure resulted in a change in the Company’s former reporting units, which are now divided between: 1) Self Care, 2) Skin Health and Beauty, and 3) Essential Health, which are also the Company’s reportable segments. As a result of this realignment, goodwill was reassigned to each of the reporting units using a relative fair value approach. The Company estimates the fair values of a reporting unit using a discounted cash flow model.

Goodwill by reportable segment was as follows:

(Dollars in Millions)	Consumer Health Business	Self Care	Skin Health and Beauty	Essential Health	Total
Goodwill at January 2, 2022	$9,810	$—	$—	$—	$9,810
Currency translation/other	(664)	—	—	—	(664)
Goodwill at July 3, 2022	$9,146	$—	$—	$—	$9,146
Realignment of segment goodwill	(9,146)	5,193	2,334	1,619	—
Currency translation/other	—	1	31	7	39
Goodwill at January 1, 2023	$—	$5,194	$2,365	$1,626	$9,185
Currency translation/other	—	114	(50)	22	86
Goodwill at December 31, 2023	$—	$5,308	$2,315	$1,648	$9,271

The majority of the Goodwill balance relates to the acquisition of Pfizer Consumer Health in 2006.

The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants. The Company estimates the fair values of a reporting unit using a discounted cash flow model. The discounted cash flow model relies on assumptions regarding revenue and net income growth rates, projected working capital needs, capital expenditures, and discount rates. To estimate fair value, the Company discounts the forecasted cash flows of each reporting unit. The discount rate the Company uses represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return a market participant would expect to earn. The quantitative fair value test is performed utilizing long-term growth rates and discount rates applied to the estimated cash flows in estimation of fair value.

To forecast a reporting unit’s cash flows the Company takes into consideration economic conditions and trends, estimated future operating results, management’s projections, and a market participant’s view of growth rates and product lives, and anticipates future economic conditions. Revenue growth rates inherent in these forecasts are based on input from internal and external market research that compare factors such as growth in global economies, recent industry trends and product lifecycles. Macroeconomic factors such as changes in economies, changes in the competitive landscape, changes in government legislation, product lifecycles, industry consolidations and other changes beyond the Company’s control could have a positive or negative impact on achieving its targets. Accordingly, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.

Re-segmentation Goodwill Impairment Test

Following the change in reporting units during the fiscal twelve months ended January 1, 2023, the Company performed a quantitative impairment test on each of the reporting units: 1) Self Care, 2) Skin Health and Beauty, and 3) Essential Health. After completing the testing, the fair value of each of these reporting units exceeded its carrying value, and, therefore, there was no impairment to goodwill.

Annual Goodwill Impairment Tests

The Company completed its annual goodwill impairment tests for the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022 by performing a quantitative assessment on each of the reporting units and concluded that no impairment to goodwill was necessary as the fair value of each reporting unit was in excess of its respective carrying value.

5. Borrowings

The components of the Company’s debt as of December 31, 2023 and January 1, 2023 were as follows:

(Dollars in Millions)	December 31, 2023	January 1, 2023
Senior Notes
5.50% Senior Notes due 2025	$750	$—
5.35% Senior Notes due 2026	750	—
5.05% Senior Notes due 2028	1,000	—
5.00% Senior Notes due 2030	1,000	—
4.90% Senior Notes due 2033	1,250	—
5.10% Senior Notes due 2043	750	—
5.05% Senior Notes due 2053	1,500	—
5.20% Senior Notes due 2063	750	—
Other	9	—
Discounts and debt issuance costs	(72)	—
Total long-term debt	$7,687	$—
Current portion of long-term debt	—	—
Commercial paper	600	—
Discounts and debt issuance costs	(1)	—
Total loans and notes payable	599	—
Total debt	$8,286	$—

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

In connection with the issuance of the Senior Notes, the Company entered into a registration rights agreement with the initial purchasers, pursuant to which the Company was obligated to use commercially reasonable efforts to file with the SEC and cause to become effective a registration statement with respect to an offer to exchange each series of Senior Notes for registered notes with terms that are substantially identical in all material respects to the notes of such series. On October 19, 2023, the Company completed an exchange offer of its outstanding unregistered Senior Notes (“the Original Senior Notes”) for new notes registered pursuant to the Securities Act (the “Exchange Senior Notes”). The terms of each series of the Exchange Senior Notes are substantially identical to the terms of the applicable series of Original Senior Notes, except the Exchange Senior Notes are registered under the Securities Act, and certain transfer restrictions, registration rights and provisions relating to additional interest relating to the Company’s registrations do not apply to the Exchange Senior Notes. As a result of this exchange, we incurred filing and legal fees that were not significant, which the Company capitalized as debt issuance costs.

The unamortized discounts and debt issuance costs related to the Senior Notes at December 31, 2023 were approximately $72 million. Amortization of discounts and debt issuance costs related to the Senior Notes for the fiscal twelve months ended December 31, 2023 was $5 million. The weighted average effective interest rate of the Company’s long-term debt as of December 31, 2023 was 5.1%.

The interest payments are due on March 22 and September 22 of each year and commenced on September 22, 2023.

The Senior Notes were initially fully and unconditionally guaranteed on a senior unsecured basis by J&J. Such guarantees of the Senior Notes were automatically and unconditionally terminated upon the completion of the Consumer Health Business Transfer and the Kenvue IPO. The Company may redeem any series of the Senior Notes at its option, in whole or in part, at any time and from time to time by paying a “make whole” premium, plus accrued and unpaid interest to, but excluding, the applicable redemption date. On and after the applicable par call date (between zero and six months prior to maturity, based on the series), the Company may redeem any series of the Senior Notes in whole or in part, at a redemption price equal to 100% of the principal amount of the notes of such series being redeemed plus accrued and unpaid interest thereon to, but excluding, the applicable redemption date. The Senior Notes will rank equally in right of payment with the Company’s other existing and future senior unsecured indebtedness.

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

The schedule of principal payments required on the Company’s Senior Notes for the next five years, and thereafter, is as follows:

(Dollars in Millions)
2024	2025	2026	2027	2028	Thereafter
$—	$750	$750	$—	$1,000	$5,250

Commercial Paper Program

On March 3, 2023, the Company entered into a commercial paper program (the “Commercial Paper Program”). The Company’s Board of Directors (the “Board”) has authorized the issuance of up to $4.0 billion in an aggregate principal amount of commercial paper under the Commercial Paper Program. Any such issuance will mature within 364 days from date of issue. The Commercial Paper Program contains representations and warranties, covenants and default that are customary for this type of financing. The commercial paper notes issued under the Commercial Paper Program are unsecured notes ranking at least pari passu with all of the Company’s other senior unsecured indebtedness.

Prior to the Kenvue IPO, the Company issued $1.25 billion under its Commercial Paper Program which, collectively with the Senior Notes, are referred to as the “Debt Financing Transactions.” As of December 31, 2023, the Company had $599 million of outstanding balances under its Commercial Paper Program, net of a related discount of $1 million.

Interest expense incurred as a result of the Commercial Paper Program for the fiscal twelve months ended December 31, 2023 was $25 million. The weighted average effective interest rate of the Company’s commercial paper as of December 31, 2023 was 5.2% and the weighted average maturities as of December 31, 2023 were less than 90 days.

Revolving Credit Facility

On March 6, 2023, the Company entered into a credit agreement providing for a five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $4.0 billion to be made available in U.S. dollars and Euros. Interest is payable on the loans under the Revolving Credit Facility at 1) in the case of borrowings denominated in U.S. dollars, adjusted Term Secured Overnight Financing Rate (“Term SOFR”) (or, at the Company’s option, the adjusted base rate), 2) in the case of borrowings denominated in Euros, adjusted Euro Interbank Offered Rate (“EURIBOR”) and 3) in the case of swingline borrowings, the daily simple Euro Short-Term Rate, plus, in each case, a margin determined pursuant to a pricing grid based on the Company’s credit ratings. The Revolving Credit Facility fees and letter of credit fees are determined based upon the same grid. Interest payments are due 1) in the case of Term SOFR or EURIBOR borrowings, on the last day of each interest period applicable to the borrowing (or, in the case of any borrowing with an interest period of more than three months’ duration, every three months), 2) in the case of an adjusted base rate borrowing, on the last day of each March, June, September, and December and 3) in the case of swingline borrowings, on the fifth business day after the borrowing. In connection with entering the Revolving Credit Facility, the Company paid an immaterial amount of debt issuance costs. These costs related to securing the Revolving Credit Facility are presented within Prepaid expenses and other receivables on the Consolidated Balance Sheets.

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

As of December 31, 2023, the Company had no outstanding balances under its Revolving Credit Facility.

Facility Agreement

On April 5, 2023, the Company and J&J entered into the Facility Agreement, allowing the Company to lend the proceeds from the issuance of debt (including commercial paper) in an aggregate amount of $8.9 billion to J&J. Interest on loans made from the Facility Agreement was charged at an interest rate equal to the Secured Overnight Financing Rate (“SOFR”) less an adjusted margin of 15 basis points, with a floor of 0% (a weighted average interest rate of 4.7%) to be paid monthly in arrears. The Company recognized interest income of $33 million for the fiscal twelve months ended December 31, 2023 in relation to the Facility Agreement.

Upon completion of the Kenvue IPO on May 8, 2023, the Facility Agreement was terminated and the balance of the loans, and all accrued interest, were repaid by J&J, for a total cash inflow of $9.0 billion. The Company remitted this cash back to J&J as a distribution back to J&J in connection with the Separation. The cash flows for the lending, and repayment, of the principal balance of the Facility Agreement are presented within cash flows from investing activities within the Statement of Cash Flows. Cash inflows from the interest earned on the Facility Agreement are presented within Interest expense, net in the Company’s Consolidated Statements of Operations and are presented as cash inflows from operations within the Statement of Cash Flows.

Interest Expense, Net

The amount included in Interest expense, net in the Company’s Consolidated Statements of Operations consists of the following:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 31, 2023	January 1, 2023	January 2, 2022
Interest expense	$358	$—	$—
Interest income(1)	(108)	—	—
Interest expense, net	$250	$—	$—
(1) Includes interest income of $33 million for the fiscal twelve months ended December 31, 2023 recognized in relation to the Facility Agreement with J&J.

Fair Value of Debt

The Company’s debt was recorded at the carrying amount. The estimated fair value of the Company’s Senior Notes was $8.0 billion as of December 31, 2023. Fair value was estimated using market prices using quoted prices in active markets which would be considered Level 2 in the fair value hierarchy. The carrying value of the commercial paper notes approximated the fair value as of December 31, 2023 due to the nature and short-term duration of the instrument.

Compliance with Covenants

As of December 31, 2023, the Company was in compliance with all debt covenants and no default or event of default has occurred.

6. Employee Related Obligations

As of December 31, 2023 and January 1, 2023, employee related obligations recorded on the Company’s Consolidated Balance Sheets were:

(Dollars in Millions)	December 31, 2023	January 1, 2023
Pension benefits	$342	$216
Postretirement benefits	5	5
Severance benefits	39	—
Total employee obligations	386	221
Less: current benefits in Accrued liabilities	(26)	(7)
Employee related obligations - non-current	$360	$214

7. Pensions

In connection with the completion of the Separation, the Company converted all multiemployer plans to a multiple employer plan or a single-employer plan.

Single Employer Plans

The Company is the plan sponsor for certain defined benefit retirement plans (collectively, “the Plans”) and these Consolidated Financial Statements reflect the periodic benefit costs and funded status of such plans. The Company uses December 31 as the fiscal year-end measurement date for the Plans, which are located outside the United States.

Net periodic benefit costs for the Company’s defined benefit retirement plans sponsored by the Company for the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022 included the following components:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 31, 2023	January 1, 2023	January 2, 2022
Service cost	$21	$8	$7
Interest cost	26	4	2
Amortization of (gain) loss	(2)	4	6
Special events	10	—	—
Expected return on plan assets	(25)	(1)	—
Net periodic benefit cost	$30	$15	$15

The service cost component of net periodic benefit cost is presented in the same line items in the Consolidated Statements of Operations where other employee compensation costs are reported, including Cost of sales and SG&A expenses. All other components of net periodic benefit costs are presented as part of Other expense (income), net in the Consolidated Statements of Operations. During the fiscal twelve months ended December 31, 2023, the Company converted a defined benefit plan to a defined contribution plan, which resulted in a settlement loss of $14 million, partially offset by a curtailment gain of $4 million. The net balance is disclosed in the “Special events” line within Net periodic benefit cost.

The following table provides the weighted-average actuarial assumptions:

	Fiscal Twelve Months Ended
Worldwide Benefit Plans	December 31, 2023	January 1, 2023	January 2, 2022
Net Periodic Benefit Cost
Service cost discount rate	3.4%	2.3%	1.2%
Interest cost discount rate	4.6%	3.1%	0.7%
Rate of increase in compensation levels	3.3%	2.5%	2.7%
Expected long-term rate of return on plan asses	5.5%	2.9%	2.1%
Benefit Obligation
Discount rate	3.6%	4.2%	1.4%
Rate of increase in compensation tables	3.3%	2.7%	2.7%

The Company’s discount rates are determined by considering current yield curves representing high-quality, long-term fixed income instruments. The resulting discount rates are consistent with the duration of plan liabilities. The Company’s methodology in determining service and interest cost uses duration specific spot rates along that yield curve to the Plans’ liability cash flows.

The expected rates of return on plan asset assumptions represent the Company’s assessment of long-term returns on diversified investment portfolios globally. The assessment is determined using projections from external financial sources, long-term historical averages, actual returns by asset class and the various asset class allocations by market.

The following table sets forth information related to the benefit obligation and the fair value of plan assets for the fiscal twelve months ended December 31, 2023 and January 1, 2023 for the Plans sponsored by the Company:

(Dollars in Millions)	December 31, 2023	January 1, 2023
Change in Benefit Obligation
Projected benefit obligation - beginning of year	$235	$303
Service cost	21	8
Interest cost	26	4
Actuarial (gain) loss(1)	99	(82)
Plan participants’ contributions	7	—
Curtailments, settlements & restructuring	(50)	—
Benefits paid from plan	(22)	(8)
Effect of exchange rates	31	(19)
Transfers	473	25
Other	9	4
Projected benefit obligation - end of year	$829	$235
Change in Plan Assets
Plan assets at fair value - beginning of year	$19	$—
Company contributions	27	9
Plan participants’ contributions	7	—
Benefits paid from plan assets	(22)	(8)
Actual return on plan assets	(30)	(1)
Curtailments, settlements & restructuring	(36)	—
Effect of exchange rates	18	(2)
Transfers	552	21
Plan assets at fair value - end of year	$535	$19
Funded status - end of year	$(294)	$(216)
Amounts recognized on the Consolidated Balance Sheets consist of the following:
Other assets	$53	$—
Accrued liabilities	$(9)	$(7)
Employee related obligations - non-current	(338)	(209)
Total recognized on the Consolidated Balance Sheets - end of year	$(294)	$(216)
Amounts recognized in Accumulated Other Comprehensive Income consist of the following:
Net actuarial (gain) loss	$123	$(15)
Transfers	100	—
Prior service cost	(6)	4
Total before tax effects	$217	$(11)

Accumulated benefit obligations - end of year	$747	$204
(1) The actuarial gain for retirement plans in 2022 was primarily related to increases in discount rates. The actuarial loss in 2023 was primarily related to increases in discount rates and changes in the rate of compensation.

(Dollars in Millions)	December 31, 2023	January 1, 2023
Net periodic benefit cost	$30	$15
Net actuarial loss (gain)(1)	118	(82)
Amortization of net actuarial loss	4	(4)
Effect of exchange rates	9	(6)
Total (income)/loss recognized in other comprehensive income, before tax	$131	$(92)
Total recognized in net periodic benefit cost and other comprehensive income	$161	$(77)
(1) The actuarial gain for retirement plans in 2022 was primarily related to increases in discount rates. The actuarial loss in 2023 was primarily related to decreases in discount rates and changes in the rate of compensation.

The Company’s pension plans are funded in accordance with local regulations. Additional discretionary contributions are made when deemed appropriate to meet the long-term obligations of the Plans. For certain plans, funding is not a common practice, as funding provides no economic benefit. Consequently, the Company’s pension plans are not funded. The following table displays the projected future benefit payments from the Company’s defined benefit retirement plans and other benefit plans:

(Dollars in Millions)	2024	2025	2026	2027	2028	2029-2034
Projected future benefit payments
Retirement plans	$35	$38	$37	$38	$41	$231

The Company currently has $17 million in projected benefit plan contributions.

The Company’s investment objective is to generate investment returns that provide adequate assets to meet current and future benefit obligations. The investment objectives are achieved through diversification of the retirement plan assets and management of liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. Plan assets are diversified by asset class in order to reduce volatility of overall results and to take advantage of various investment opportunities. The Company’s retirement plan assets as of December 31, 2023 were primarily comprised of debt, equity and other assets. Other assets are mainly comprised of monetary assets such as cash and real estate property. The increased volatility associated with equity securities that generate higher expected returns are offset by long duration fixed income securities that help reduce the volatility of the overall portfolio. Investment risk exposure is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and continued monitoring through investment portfolio reviews.

The Company’s retirement plan asset allocation at the end of December 31, 2023 and January 1, 2023 and target allocations for 2024 are as follows:

	Percent of Plan Assets		Target Allocation
Worldwide Retirement Plans	December 31, 2023	January 1, 2023	2024
Equity securities	19%	42%	24%
Debt securities	54%	56%	58%
Other assets	27%	2%	18%
Total plan assets	100%	100%	100%

Determination of Fair Value of Plan Assets

The Plans have established a process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon models that primarily use, as inputs, market-based or independently sourced market parameters, including yield curves, interest rates, volatilities, equity or debt prices, foreign exchange rates and credit curves.

While the Plans believe the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Valuation Hierarchy

Fair value measurements are estimated based on valuations techniques and inputs categorized as follows:

•Level 1 – Quoted prices in active markets for identical assets or liabilities
•Level 2 – Significant other observable inputs
•Level 3 – Significant unobservable inputs

The Net Asset Value (“NAV”) is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding.

Following is a description of the valuation methodologies used for the investments measured at fair value.

•Debt instruments — A limited number of these investments are valued at the closing price reported on the major market on which the individual securities are traded. The debt instruments primarily relate to government bonds, money held by trusts, or bonds taken from funds. Where quoted prices are available in an active market, the investments are classified as Level 1. If quoted market prices are not available for the specific security, then fair values are estimated by using other observable inputs including pricing models, quoted prices of securities with similar characteristics or discounted cash flows and are classified as Level 2.
•Equity securities — Equity securities are valued at the closing price reported on the active market on which the individual securities are traded. Substantially all equity securities are classified within Level 1 of the valuation hierarchy.
•Other assets — Other assets include cash and money markets held within an account that guarantee a fixed percentage return. Substantially all cash and monetary assets are classified within Level 1 of the valuation hierarchy. Insurance contracts with a defined return are classified as Level 2 assets within the valuation hierarchy. As of December 31, 2023, other assets also included insured benefits to employees allocated from a pension Trustee. The value of these assets is determined based on the vested value of the underlying employee obligations multiplied by the publicly available coverage ratio of the Trustee. These assets are categorized as Level 3.
•Commingled Funds — The fair value of non-publicly traded funds is determined using the NAV provided by the administrator of the fund when the Company has the ability to redeem the asset at measurement date. When the Company is using the NAV as a practical expedient those investments are not included in the valuation hierarchy. The investments are valued using the NAV provided by the fund administrator. Assets in the Level 2 category have a quoted market price.

The following table sets forth the retirement plans' investments measured at fair value as of December 31, 2023 and January 1, 2023:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)	Assets Measured at NAV	Total Assets
(Dollars in Millions)	December 31, 2023
Debt instruments	$—	$197	$—	$—	$197
Equity securities	$26	$—	$—	$—	$26
Other assets	$56	$1	$146	$—	$203
Commingled funds	$—	$101	$—	$8	$109
Investments at fair value	$82	$299	$146	$8	$535
(1) The activity of the Level 3 Other Assets is consist of $127 million transfers from J&J and $19 million of returns during the year resulting from additional vested benefits and the trustee’s coverage ratio.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets
(Dollars in Millions)	January 1, 2023
Debt instruments	$—	$9	$—	$9
Equity securities	$9	$—	$—	$9
Other assets	$—	$—	$1	$1
Investments at fair value	$9	$9	$1	$19

Participation in J&J Plans

J&J has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. J&J also provides medical benefits, principally to its U.S. retirees and their dependents through its other postretirement benefit plans. Prior to the Separation, the Company’s employees participated in J&J’s defined benefit pension plans, which were accounted for as multiemployer plans, and assets and liabilities associated with these plans were not reflected on the Company's Consolidated Balance Sheets. After the Separation, the Company no longer had any multiemployer plans as they were all converted to a multiple employer pension plan or a single-employer pension plan. The Consolidated Statements of Operations include expense allocations for these benefits, which were determined using a proportional allocation method. Total benefit plan expense allocated to the Company amounted to $17 million, $54 million, and $93 million for the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.

In connection with the Separation, J&J has provided participation rights for a 15-year period for certain employees to continue receiving the pension benefits within the United States and Canada. As a result of this benefit provided to Kenvue employees, an asset has been recorded on the Consolidated Balance Sheet during the fiscal twelve months ended December 31, 2023 in the amount of $94 million that will be amortized straight line over the 15-year period ended 2039.

Savings Plan

In the United States, the Company has voluntary 401(k) savings plans designed to enhance the existing retirement programs covering eligible employees. The Company matches a percentage of each employee’s contributions consistent with the provisions of the plan for which he/she is eligible. Total matching contributions attributable to the Company’s employees were $46 million, $14 million, and $14 million for the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.

Post-Employment Benefit Plans

Additionally, J&J maintains a post-employment benefit plan to provide limited benefits to its former employees, including former employees of the Company, if they are involuntarily terminated. The duration of these benefits is generally based on the employee’s term of service with J&J, and includes both severance compensation and other benefits, including medical coverage. The post-employment plan is published and is considered a benefit to employees which is earned over the employee’s term of service. As a result, J&J recognizes the cost of this benefit as it is earned by the employee as required by ASC 712, Compensation — non-retirement post-employment benefits. The cost of this benefit allocated to the Company in the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022 was approximately $18 million, $46 million, and $49 million, respectively, and is reflected as an expense in the Consolidated Statements of Comprehensive Income.

8. Leases

The Company determines whether an arrangement is a lease at contract inception by establishing if the contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Right of Use (“ROU”) assets are included in Other assets and lease liabilities are included in Accrued liabilities and Other liabilities on the Consolidated Balance Sheets. The ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease.

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of all minimum lease payments over the lease term. The Company uses its incremental borrowing rate for leases entered into after the

Separation based on the information available at commencement date in determining the present value of lease payments, when the implicit rate of the lease is not readily determinable. Prior to the Separation, the Company used J&J’s incremental borrowing rate.

The Company primarily has operating leases for space, vehicles, manufacturing equipment and data processing equipment. The Company does not have any significant finance leases. In connection with the Kenvue IPO, J&J and Kenvue also entered into various lease agreements, in which the Company subleased properties from J&J. Lease terms may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that the Company will exercise that option. Our lease agreements do not contain any significant residual value guarantees or restrictive covenants. Operating lease expense is recognized on a straight-line basis over the lease term.

Global Corporate Headquarters Lease

On April 20, 2023, the Company entered into a long-term lease for a newly renovated office building and a newly constructed research and development building in Summit, New Jersey that, when completed, will encompass a total of approximately 290,000 square feet and serve as the Company’s new global corporate headquarters. The lease commenced in January 2024. The expected lease expense is approximately $10 million per year with an initial term of 15 years. In addition to corporate office space, this campus will house laboratory space to principally support research and development. The relocation to this campus is expected to commence in 2025 for the office building and continue through 2026 for the new research and development building. The Company will continue to operate from its interim corporate headquarters in Skillman, New Jersey until that time. On February 21, 2024, we listed our headquarters in Skillman for sale, which met the criteria to be classified as held for sale at that date.

Lease Assets and Liabilities

Right of Use assets (“ROU assets”) and lease liabilities associated with the Company's operating leases are included on the Consolidated Balance Sheets as of December 31, 2023 and January 1, 2023 were as follows:

(Dollars in Millions)	December 31, 2023(1)	January 1, 2023
ROU assets included in:
Other non-current assets	$139	$110
Lease liabilities included in:
Accrued and other current liabilities	44	35
Other non-current liabilities	97	81
Total lease liabilities	$141	$116
(1) Includes leases with J&J of $52 million of ROU assets, $13 million of current lease liabilities, and $39 million of non-current lease liabilities. See Note 12, “Relationship with J&J,” for more information.

Lease Cost

For the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022, sublease income, short-term lease expense, and variable operating lease costs were not material. Operating lease costs for the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022 were $48 million, $42 million, and $54 million, respectively.

Maturity of Lease Liabilities

As of December 31, 2023, the estimated operating lease future payments before tax for the five succeeding years and thereafter is approximately:

(Dollars in Millions)	Fiscal Twelve Months Ended
2024	$49
2025	36
2026	26
2027	17
2028	8
Thereafter	18
Total	$154
Less: Imputed interest	13
Total current and non-current lease liabilities	$141

Other Information

Other information related to operating leases for fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022 were as follows:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 31, 2023	January 1, 2023	January 2, 2022
Cash paid from operating cash flows for amounts included in the measurement of lease liabilities	$49	$43	$55

For the fiscal twelve months ended December 31, 2023, $120 million of ROU assets were obtained in exchange for new operating lease liabilities. For both the fiscal twelve months ended January 1, 2023 and January 2, 2022, the amount of ROU assets obtained in exchange for new operating lease liabilities was not material.

Lease Term and Discount Rate

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases, excluding short-term leases:

	December 31, 2023	January 1, 2023
Weighted-average remaining lease term	5 years	7 years
Weighted-average discount rate	3.6%	2.3%

9. Accrued and Other Liabilities

Accrued liabilities consisted of:

(Dollars in Millions)	December 31, 2023	January 1, 2023
Accrued expenses	$465	$447
Accrued compensation and benefits	406	272
Lease liability	44	35
Other accrued liabilities(2)	541	152
Accrued liabilities	$1,456	$906

Other liabilities consisted of:

(Dollars in Millions)	December 31, 2023	January 1, 2023
Accrued income taxes - noncurrent	$188	$584
Noncurrent lease liability	97	81
Tax indemnification liability(1)	141	—
Other noncurrent accrued liabilities(2)	65	62
Other liabilities	$491	$727
(1) The balance primarily relates to the Tax Matters Agreement entered into with J&J on May 3, 2023 that governs the parties’ respective rights, responsibilities, and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes. See Note 12, “Relationship with J&J,” for more information.
(2) The increase in Other current and noncurrent accrued liabilities relates primarily to the agreements entered into with J&J in connection with the Separation Agreement, which went into effect in the second quarter of fiscal year 2023. See Note 12, “Relationship with J&J,” for more information.

10. Accumulated Other Comprehensive Loss

Components of other comprehensive loss consisted of the following:

(Dollars in Millions)	Foreign Currency Translation	Employee Benefit Plans(1)	Gain (Loss) On Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
January 3, 2021	$(3,508)	$(76)	$(1)	$(3,585)
OCI before reclassifications	(923)	29	(3)	(897)
Amounts reclassified to the Consolidated Statements of Operations	—	(4)	3	(1)
Net current period OCI	(923)	25	—	(898)
January 2, 2022	(4,431)	(51)	(1)	(4,483)
OCI before reclassifications	(1,045)	66	12	(967)
Amounts reclassified to the Consolidated Statements of Operations	—	(3)	(2)	(5)
Net current period OCI	(1,045)	63	10	(972)
January 1, 2023	(5,476)	12	9	(5,455)
OCI before reclassifications	219	(181)	66	104
Amounts reclassified to the Consolidated Statements of Operations	—	2	(28)	(26)
Net current period OCI	219	(179)	38	78
December 31, 2023	$(5,257)	$(167)	$47	$(5,377)
(1) Net change for the fiscal twelve months ended December 31, 2023 includes Separation adjustments of $77 million in connection with transfers of certain pensions plans by J&J to the Company.

Amounts in Accumulated other comprehensive loss are presented net of the related tax impact. Foreign currency translation is not adjusted for income taxes where it relates to permanent investments in international operations. For additional details on comprehensive income, see the Consolidated Statements of Comprehensive Income.

The income tax (benefit) expense allocated to the components of Accumulated other comprehensive loss before reclassification are as follows:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 31, 2023	January 1, 2023	January 2, 2022
Foreign currency translation	$(12)	$(91)	$(91)
Employee benefit plans	$50	$30	$10

The income tax (benefit) expense allocated to gain (loss) on cash flow hedges before reclassification was not significant for the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022. The income tax (benefit) expense allocated to the reclassifications from Accumulated other comprehensive loss to the Consolidated Statements of Operations was not significant for the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022.

11. Stock-Based Compensation

J&J Plans and Conversion of J&J Awards

J&J’s 2012 Long-Term Incentive Plan (the “J&J 2012 Plan”) expired on April 26, 2022. Prior to that expiration, on March 7, 2022, J&J’s Board approved the 2022 Long-Term Incentive Plan, (the “J&J 2022 Plan”, together with the J&J 2012 Plan, the “J&J Plans”). The J&J 2022 Plan became effective subsequent to the expiration of the J&J 2012 Plan. The J&J Plans provide for the grant of stock options, RSUs, PSUs, other stock-based awards, and cash awards to employees and directors, including the Company’s personnel. Stock-based compensation granted pursuant to the J&J Plans was denominated in shares of J&J’s common stock. As such, all awards granted subsequent to the effective date of the J&J 2022 Plan and prior to the completion of the Exchange Offer were issued under the J&J 2022 Plan.

On August 23, 2023 (the “Conversion Date”), J&J equity-based awards held by Kenvue employees were accounted for as if they were forfeited by J&J and generally replaced by Kenvue equity-based awards under the Kenvue 2023 Plan (see the “Kenvue 2023 Plan” section below within this footnote for additional details) with terms consistent to those applicable to the J&J awards, subject to adjustments to the number of underlying awards and option exercise prices to preserve the award’s value, except for certain performance-based awards that were replaced with Kenvue RSU awards. The awards were converted using the conversion ratio that was determined in accordance with the Employee Matters Agreement (as defined in Note 12, “Relationship with J&J”). This change in the awards was considered to be a modification for accounting purposes. As part of the deemed forfeiture of the J&J awards, the J&J performance criteria applicable to any outstanding performance-based awards was deemed satisfied at the target level, unless two years of service were completed in the performance period, in which case performance was deemed satisfied at the level of actual performance for such years. All other vesting terms and conditions were not affected by the conversion. Upon the conversion, there were 69,438,910 shares of common stock underlying the converted awards that were eligible to be issued under the Kenvue 2023 Plan. The terms of the converted Kenvue awards are as follows:

Conversion of RSUs

On the Conversion Date, the Company was deemed to have issued 12.5 million RSUs with an incremental cost of $283 million. These awards have vesting dates extending through August 2026. These RSUs provide for accelerated vesting in certain change in control scenarios.

The incremental cost of each RSU replaced is estimated based on the fair value of the Company’s common stock at the deemed Conversion Date, adjusted to reflect that the RSUs do not have dividend participation rights through the vesting date (using a dividend rate assumption consistent with the assumption disclosed within the table below).

Conversion of Stock Options

On the Conversion Date, the Company was deemed to have issued 57 million non-qualified stock options and incentive stock options with an incremental cost of $198 million. These stock options were deemed granted with an exercise price equal to the original exercise price provided within the original J&J awards, as modified by the conversion ratio described above. All stock options will be vested by January 2027. These stock options provide for accelerated vesting in certain change in control scenarios.

Each stock option has a weighted average exercise price of approximately $21.01 as of the Conversion Date. The fair value of each stock option is estimated using the Black-Scholes option valuation model. The assumptions used in calculating the fair value of the converted stock options were as follows:

Assumption	August 2023 Converted Stock Options
Expected volatility(1)	16.5% - 21.4%
Expected dividend yield(2)	3.2%
Risk-free rate(3)	4.2% - 5.4%
Expected term(4)	0.5 years - 6.5 years
(1) Expected volatility is based on the historical volatility of a selected group of the Company’s peers and other factors.
(2) Expected dividend yield is calculated using the assumed dividend payout per common share as a percentage of the average Kenvue common share price for the prior three month period, which is then annualized.
(3) Risk-free rate is based on the U.S. Treasury yield curve in effect as of the Conversion Date
(4) Expected term is consistent with the historical experiences of J&J for awards similar to those in the Kenvue population.

As noted above, the conversion of J&J awards to Kenvue awards was accounted for as a modification. As a result, the J&J awards were deemed to be canceled and replaced by Kenvue awards, resulting in incremental stock-based compensation expense of $25 million recognized in the fiscal twelve months ended December 31, 2023 in relation to J&J denominated stock options which had vested. With respect to the deemed cancellation of J&J stock options, PSUs, and RSUs that had not yet vested, the Company reversed $148 million of previously recognized stock-based compensation expense. From the Conversion Date through the end of the fiscal twelve months ended December 31, 2023, the Company recognized $215 million of compensation costs attributable to the RSUs and stock options described above. In total, the Company recognized incremental stock-based compensation expense of $240 million in the fiscal twelve months ended December 31, 2023.

Kenvue 2023 Plan

In March 2023, the Company’s Board approved the 2023 Long-Term Incentive Plan (the “Kenvue 2023 Plan”) providing for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, RSUs, PSUs, other stock-based awards, and cash awards to eligible employees, non-employee directors, independent contractors, and consultants of the Company and its subsidiaries and affiliated entities. Stock-based compensation granted pursuant to the Kenvue 2023 Plan is denominated in shares of the Company’s common stock. The Kenvue 2023 Plan was approved by J&J, as sole shareholder of the Company, prior to the Kenvue IPO and became effective in May 2023. The maximum aggregate number of shares of common stock that was approved for issuance under the Kenvue 2023 Plan was 188,897,256. 69,438,910 shares underlying awards converted from J&J awards to Kenvue awards (as described in the “J&J Plans and Conversion of J&J Awards” section above), will not reduce the maximum aggregate number of shares of common stock that may be issued under the Kenvue 2023 Plan.

On August 25, 2023, the Company’s Compensation & Human Capital Committee approved equity grants to individuals employed by Kenvue as of October 2, 2023 (the “Founder Shares”). On October 2, 2023, the Founder Shares were granted to all Kenvue employees. The Founder Shares were granted to executive officers in the form of stock options and PSUs and to non-executive individuals in the form of either RSUs or as stock options and PSUs. The Company expects to recognize approximately $71 million in stock-based compensation expense related to the Founder Shares. The expense will be amortized over the requisite service period of the awards, which ranges from one to three years.

The components and classification of stock-based compensation expense directly attributable to those employees specifically identified as employees of the Company and allocations from J&J for the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022, were as follows:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 31, 2023	January 1, 2023	January 2, 2022
Stock options	$90	$43	$41
RSUs	76	74	73
PSUs	22	20	27
Stock-based compensation expense	$188	$137	$141
Cost of sales	$67	$30	$33
Selling, general, and administrative expenses	121	107	108
Stock-based compensation expense	$188	$137	$141

Stock-based compensation expense includes $2 million, $26 million, and $38 million for the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively, of allocated charges from J&J based on percentage attribution related to J&J employees providing services to the Company. Following the completion of the Separation, the Company no longer allocates charges of this nature.

The Company’s unrecognized compensation expense and the related remaining requisite service periods for stock options, RSUs, and PSUs outstanding for the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022, were as follows:

(Dollars in Millions)
Stock Options	December 31, 2023	January 1, 2023	January 2, 2022
Unrecognized compensation expense	$107	$34	$28
Weighted average remaining requisite service period	1.44 years	1.21 years	1.76 years
RSU
Unrecognized compensation expense	$148	$58	$49
Weighted average remaining requisite service period	1.38 years	1.27 years	1.74 years
PSU
Unrecognized compensation expense	$31	$13	$13
Weighted average remaining requisite service period	2.78 years	1.28 years	1.82 years

Stock Options

Under the Kenvue 2023 Plan, Kenvue granted stock options which expire 10 years from the grant date and vest over service periods that range from six months to four years. All stock options are granted using the close price of Kenvue common stock on the New York Stock Exchange on the grant date.

The fair value of each stock option award is estimated using the Black-Scholes option valuation model. The weighted average assumptions used in calculating the fair value of stock options granted the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022, were as follows:

	YTD
	Fiscal Twelve Months Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Expected volatility(1)	20.8%	18.0%	18.6%
Expected dividend yield(2)	3.5%	2.7%	2.5%
Risk-free rate(3)	4.5%	2.0%	0.8%
Expected term(4)	6 years	7 years	7 years
(1) For awards granted under the Kenvue 2023 Plan, expected volatility is based on the historical volatility of a selected group of the Company’s peers and other factors. For awards granted under the J&J Plans, expected volatility was based on a blended rate of 10-year weekly historical overall volatility rate and a five-week average implied volatility rate based on at-the-money traded J&J stock options with a contractual term of two years.
(2) For awards granted under the Kenvue 2023 Plan, expected dividend yield is calculated using the assumed dividend payout per common share as a percentage of the average Kenvue common share price for the prior three month period, which is then annualized. For awards granted under the J&J Plans, expected dividend yield was calculated using the assumed dividend payout per common share as a percentage of the spot J&J common share price as of the grant date.
(3) Risk-free rate is based on the U.S. Treasury yield curve in effect as of the grant date for options granted under both the Kenvue 2023 Plan and the J&J Plans.
(4) For awards granted under the Kenvue 2023 Plan, expected term is consistent with the historical experiences of J&J for awards similar to those in the Kenvue population. For awards granted under the J&J plans, expected term was calculated based on J&J’s historical data.

A summary of stock option activity under the Kenvue 2023 Plan during the fiscal twelve months ended is presented below:

				Aggregate Intrinsic Value
(Options in Thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	(Dollars in Millions)
Options outstanding of Kenvue common stock at January 1, 2023	—	$—
Awards converted from J&J Plans	56,958	$21.01
Options granted	8,433	$20.36
Options exercised	(478)	$16.20
Options canceled/forfeited/adjusted(1)	(725)	$21.72
Options outstanding at December 31, 2023	64,188	$20.60	7.2 years	$83

Options exercisable at December 31, 2023	20,303	$17.93	4.7 years	$73
(1) Includes employee transfers in and out.

The weighted average fair value of stock options granted was $3.82, $23.23, and $20.86 in the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. The total intrinsic value of stock options exercised was $96 million, $64 million, and $56 million in the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. During 2023, the majority of the exercises occurred pre-Separation. Cash proceeds received from the exercise of stock options denominated in Kenvue common stock was $7 million in the fiscal twelve months ended December 31, 2023. The tax benefit associated with cash proceeds received from the exercise of stock options in the fiscal twelve months ended December 31, 2023 was $18 million, of which $17 million related to the exercise of stock options prior to the Separation.

Restricted Share Units and Performance Share Units

Under the Kenvue 2023 Plan, Kenvue granted RSUs which vest over service periods that range from one year to three years. Kenvue also granted PSUs, which are paid in shares of Kenvue’s common stock after the end of a three-year performance period. The vesting of PSUs is tied to the completion of service periods that range from one year to three years and the achievement, over a three-year period, of relative total shareholder return for Kenvue stock. The number of shares earned at the end of the three-year period will vary, based on actual performance, from 0% to 200% of the target number of PSUs granted.

Under the J&J Plans, J&J granted PSUs, which were paid in shares of J&J common stock after the end of a three-year performance period. The vesting of PSUs was tied to the completion of service periods that ranged from six months to three years and the achievement, over a three-year period, of two equally-weighted goals that directly aligned with or helped drive long-term J&J shareholder return: adjusted operational earnings per share and relative total shareholder return. The number of shares earned at the end of the three-year period varied, based on actual performance, from 0% to 200% of the target number of PSUs granted.

The fair value of RSUs granted under the Kenvue 2023 Plan is equivalent to the close price of Kenvue stock on the grant date as all RSUs granted have dividend participation rights during the vesting period. For awards granted under the J&J Plans, the fair value of RSUs granted was equivalent to the fair market value on the grant date, discounted by the expected dividend yield, as the RSUs did not have dividend participation rights during the vesting period.

For PSUs granted under the Kenvue 2023 Plan, the fair value for the relative total shareholder return goal of each PSU granted was estimated on the grant date using a Monte Carlo valuation model. For PSUs granted under the J&J Plans, the fair value for the net income per share goal of each PSU was estimated on the grant date using the fair market value of J&J shares at the grant date, discounted by the expected dividend yield, as the PSUs did not have dividend participation rights during the vesting period, and the fair value for the relative total shareholder return of each PSU was estimated on the grant date using a Monte Carlo valuation model.

A summary of unvested RSU and PSU activity under the Kenvue 2023 Plan during the fiscal twelve months ended December 31, 2023 is presented below:

(Shares in Thousands)	Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value	Outstanding Performance Stock Units	Weighted-Average Grant Date Fair Value
Shares of Kenvue at January 1, 2023	—	$—	—	$—
Awards converted from J&J Plans	12,495	22.67	—	—
Granted	1,044	20.37	1,665	23.57
Issued	(36)	23.34	—	—
Canceled/forfeited/adjusted	(205)	22.37	(35)	23.22
Shares at December 31, 2023	13,298	$22.49	1,630	$23.58

The weighted average grant date fair value of RSUs granted was $153.69 and $152.73 in the fiscal twelve months ended January 1, 2023, and January 2, 2022, respectively. The aggregate fair value of RSUs issued was $44 million and $45 million in the fiscal twelve months ended January 1, 2023 and January 2, 2022, respectively.

The weighted average grant date fair value of PSUs granted was $178.45 and $187.50 in the fiscal twelve months ended January 1, 2023 and January 2, 2022, respectively. The aggregate fair value of PSUs issued was $4 million and $5 million in the fiscal twelve months ended January 1, 2023 and January 2, 2022, respectively.

12. Relationship with J&J

On August 23, 2023, Kenvue became a fully independent company upon the completion of the Exchange Offer (see Note 1, “Description of the Company and Summary of Significant Accounting Policies), and J&J ceased to be a related party on that date. The Company continues to have material agreements with J&J – see “Transactions with J&J, including the Separation Agreement” section within this footnote for additional details of these material agreements that govern the Company’s relationship with J&J.

Cost Allocations from J&J Prior to Kenvue IPO

Prior to the Kenvue IPO, J&J provided significant support functions to the Company. The Consolidated Financial Statements reflect an allocation of these costs. Similarly, certain of the Company’s operations provided support to J&J’s affiliates and related costs for support are charged to J&J’s affiliates. Allocated costs included in Cost of sales in the Company’s Consolidated Statements of Operations relate to enterprise-wide support primarily consisting of facilities, insurance, logistics, quality, and compliance which are predominantly allocated based on Net sales. Allocated costs included in SG&A expenses primarily relate to finance, human resources, benefits administration, procurement support, information technology, legal, corporate strategy, corporate governance, other professional services, and general commercial support functions and are predominantly allocated based on Net sales or headcount. See Note 1, “Description of the Company and Summary of Significant Accounting Policies”.

Prior to Kenvue becoming a fully independent company, the allocations (excluding stock-based compensation expense), net of costs charged to J&J’s affiliates reflected in the Company’s Consolidated Statements of Operations for the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022 were as follows:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 31, 2023	January 1, 2023	January 2, 2022
Cost of sales	$25	$149	$182
Selling, general, and administrative expenses	120	679	649
Total	$145	$828	$831

Management believes these cost allocations are a reasonable reflection of the utilization of services provided to, or the benefit derived by, the Company during the periods presented. The allocations may not, however, be indicative of the actual expenses that would have been incurred had the Company operated as a standalone public company. Actual costs that may have been incurred if the Company had been a standalone public company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by Company’s employees, and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology, and infrastructure. No allocations were made after Kenvue became a fully independent company.

Net Transfers (to) from Johnson & Johnson

Net transfers (to) from Johnson & Johnson are included in Net investment from Johnson & Johnson in the Consolidated Balance Sheets and Consolidated Statements of Equity and within financing activities in the Consolidated Statements of Cash Flows and represent the net effect of transactions between the Company and J&J. No transactions were recorded in the Net transfers (to) from Johnson & Johnson subsequent the second quarter of fiscal year 2023.

The components of Net transfers (to) from Johnson & Johnson for the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022 were as follows:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 31, 2023	January 1, 2023	January 2, 2022
Cash pooling and general financing activities	$(446)	$(2,568)	$(832)
Corporate cost allocations	145	828	831
Taxes deemed settled with J&J	27	78	44
Allocated derivative and hedging gains	—	65	(36)
Net transfers (to) from Johnson & Johnson as reflected in the Consolidated Statements of Cash Flows	$(274)	$(1,597)	$7
Stock-based compensation expense(1)	—	137	141
Other(2)	(34)	(153)	765
Net transfers (to) from Johnson & Johnson as reflected in the Consolidated Statements of Equity	$(308)	$(1,613)	$913
(1) Stock-based compensation expense is separately shown within the Consolidated Statements of Equity in the fiscal twelve months ended December 31, 2023, and therefore no longer a reconciling item between the Consolidated Statements of Equity and the Consolidated Statements of Cash Flows.
(2) Other primarily relates to the impact of the change in accounting principle for GILTI in the fiscal twelve months ended December 31, 2023 and January 1, 2023, as well as Talc liability transferred to J&J, net of deferred taxes of $251 million in the fiscal twelve months ended January 2, 2022. Please see Note 1, “Description of the Company and Summary of Significant Accounting Policies—Change in Accounting Principle,” for more information on the impact of change in accounting principle related to GILTI.

Transactions with J&J, including the Separation Agreement

In connection with the Separation, Kenvue entered into various agreements with J&J, including the Separation Agreement. In connection with the terms of the Separation Agreement, certain assets and liabilities included in the pre-Separation balance sheet were retained by J&J and certain assets and liabilities not included in the pre-Separation balance sheet were transferred to Kenvue. Separation related adjustments have been recognized in Net investment from Johnson & Johnson, net impact of which resulted in an increase in net assets and total equity by $91 million. The impact on net assets primarily represent 1) recognition of balances with J&J including indemnification matters, 2) changes to income tax assets and liabilities as a result of change in the basis of presentation, 3) contribution of certain liabilities including pension and employee related obligations from J&J, 4) the retention of assets and liabilities by J&J of certain Deferred Local Businesses (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies”), and 5) other assets and liability transfers between Kenvue and J&J in connection with the Separation.

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

In connection with the Kenvue IPO, J&J and Kenvue also entered into various lease agreements, in which the Company subleased properties from J&J. See Note 8, “Leases,” for more information.

The Company had the following balances and transactions with J&J and its affiliates, primarily in connection with the Tax Matters Agreement, Transition Services Agreement, and the Transition Manufacturing Agreement, reported in the Company’s Consolidated Financial Statements:

(Dollars in Millions)	December 31, 2023	January 1, 2023
Accounts payable and accrued liabilities	$486	$—
Prepaid expenses and other receivables	$213	$—
Other assets	$87	$—
Other liabilities	$153	$—

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 31, 2023	January 1, 2023	January 2, 2022
Cost of sales	$148	$—	$—
Selling, general, and administrative expenses	$189	$—	$—

Tax Indemnification

The Company entered into the Tax Matters Agreement with J&J on May 3, 2023 that governs the parties’ respective rights, responsibilities, and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes.

Allocation of Taxes

With respect to taxes other than those incurred in connection with the Separation and the Distribution, the Tax Matters Agreement provides that Kenvue will generally indemnify J&J for 1) any taxes of Kenvue for all periods after the Distribution and 2) any taxes of Kenvue or J&J for periods prior to the Distribution to the extent attributable to the Consumer Health Business. J&J will generally indemnify Kenvue for 1) any taxes of J&J for all periods after the Distribution and 2) any taxes of Kenvue or J&J for periods prior to the Distribution to the extent attributable to the business and operations conducted by J&J other than the Consumer Health Business. Furthermore, subject to certain exceptions, the Company is required to reimburse J&J for certain tax refunds it receives with respect to taxes paid prior to the effective date of the Tax Matters Agreement.

Preservation of the Intended Tax Treatment of Certain Steps of the Separation and the Distribution

With respect to taxes incurred in connection with the Separation and the Distribution, Kenvue will generally be required to indemnify J&J for any taxes resulting from the failure of certain steps of the Separation and the Distribution to qualify for their intended tax treatment, where such taxes are attributable to actions or omissions by Kenvue. In addition, during the time period ending two years after the date of the Distribution, August 23, 2025, covenants are in place that will limit or restrict certain actions, including share issuances, business combinations, sales of assets, and similar transactions by Kenvue. The Company does not believe that the above covenants have a material impact on the Company to date. The Company believes that it has complied with these requirements to date.

The Company recorded approximately $168 million net liability for income and non-income indemnification tax payables and refunds, unrecognized tax benefits and associated interest due to J&J as Prepaid expenses and other receivables and Accrued liabilities for current assets and current liabilities, respectively, and to Other assets and Other liabilities for noncurrent assets and noncurrent liabilities, respectively, on the Consolidated Balance Sheets as of December 31, 2023.

Debt Financing Transactions and IPO Consideration

During the second quarter of fiscal year 2023, the Company received debt proceeds of $7.7 billion from the issuance of the Senior Notes, earned $13 million of interest on the proceeds of these bonds from investments in money market accounts, and received initial proceeds from its Commercial Paper Program of $1.2 billion. The Company loaned the total proceeds to J&J through the Facility Agreement. Upon the completion of the Kenvue IPO on May 8, 2023, the balance of the loans and all accrued interest were repaid by J&J for a total cash inflow of $9.0 billion. The Company remitted this cash back to J&J as a distribution in connection with the Separation.

13. Other Operating (Income) Expense, Net and Other Expense (Income), Net

Other operating (income) expense, net for the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022 consisted of:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 31, 2023	January 1, 2023	January 2, 2022
Litigation expense (income)(1)	$26	$(7)	$92
Royalty income(2)	(35)	(39)	(89)
(Gain)/loss on disposal of fixed assets	(9)	8	22
Impact of Deferred Markets(3) (Note 1)	28	—	—
Contingent liability reversal(4)	(45)	—	—
Other(5)	25	15	(10)
Total Other operating (income) expense, net	$(10)	$(23)	$15
(1) Includes $154 million of Talc-Related costs and $74 million of beneficial settlements for Brazil VAT legal resolution for the fiscal twelve months ended January 2, 2022.
(2) In connection with a J&J corporate restructuring that started in October 2021, rights to receive streams of royalties payable from certain third parties to a Company affiliate were transferred to a subsidiary of J&J. Such J&J subsidiary retained those rights following the Separation.
(3) Includes income taxes and service fees to be paid to J&J under the net economic benefit arrangements.
(4) Includes the reversal of a contingent liability that was no longer considered to be probable.
(5) Includes impact of foreign derivative contracts, intangible asset impairment, pension related and other miscellaneous operating (income) expenses.

Other expense (income), net for the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022 consisted of:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 31, 2023	January 1, 2023	January 2, 2022
Currency losses on transactions	$58	$42	$20
Other(1)	14	(4)	(25)
Total Other expense (income), net	$72	$38	$(5)
(1) Other consists primarily of gains and losses on investments, other than service cost components of net periodic benefit costs, and miscellaneous non-operating (income) expenses.

14. Income Taxes

For the purposes of the Consolidated Financial Statements, income taxes and related income tax accounts have been calculated using the separate return method as if the Company filed income tax returns on a standalone basis for the entirety of each of the periods presented. Prior to the Kenvue IPO, the Company’s operations were calculated on a carve-out basis and included certain hypothetical foreign tax credit benefits. Following the Kenvue IPO, these hypothetical foreign tax credit benefits are not available for future utilization by the Company and were removed from the tax provision. Furthermore, the Company operated as part of J&J until the completion of the Exchange Offer on August 23, 2023, and therefore the Company will be included in J&J’s U.S. Federal consolidated income tax return until that date. The Company will then file a standalone U.S. Federal consolidated income tax return for the remainder of fiscal year 2023. The Company expects to file income tax returns on a standalone basis in most other jurisdictions in which it operates for fiscal year 2023. Certain current income tax liabilities related to our activities included in J&J’s income tax returns were assumed to be immediately settled with J&J through the Net Parent Investment or Additional Paid-In Capital accounts on the Consolidated Balance Sheets and reflected in the Consolidated Statements of Cash Flows as a financing activity. Following the Exchange Offer, the Company’s operating footprint as well as tax return elections and assertions are expected to be different and therefore, our income taxes, as presented in the consolidated financial statements, may differ in future periods.

Effective in the third quarter of fiscal year 2023, the Company changed its accounting principle for GILTI from the deferred approach to the period cost approach. See Note 1, “Description of the Company and Summary of Significant Accounting Policies”. The tables below reflect this change in accounting principle for all periods presented.

The provision for taxes on income consists of:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 31, 2023	January 1, 2023	January 2, 2022
Current:
U.S. taxes	$266	$75	$8
International taxes	374	318	318
Total current taxes	640	393	326
Deferred:
U.S. taxes	(39)	228	580
International taxes	(75)	(48)	(59)
Total deferred taxes	(114)	180	521
Provision for taxes	$526	$573	$847

A comparison of income tax expense at the U.S. statutory rate of 21% in the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022, to the Company’s effective tax rate is as follows:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 31, 2023	January 1, 2023	January 2, 2022
U.S.	$825	$1,238	$1,367
International	1,365	1,399	1,558
Income before taxes	$2,190	$2,637	$2,925
Tax rates:
U.S. statutory rate	21.0%	21.0%	21.0%
U.S. taxes on international income(1)	(1.5)	(2.9)	7.8
International operations(2)	0.8	(1.6)	(2.1)
State	2.0	3.1	1.7
Change in valuation allowance	2.5	2.2	1.4
Tax benefits on stock-based compensation	(0.5)	(0.2)	(0.3)
All other	(0.3)	0.1	(0.6)
Effective tax rate	24.0%	21.7%	28.9%
(1) Includes the impact of the tax on GILTI and other foreign income that is taxable under the U.S. tax code as well as implications of repatriating foreign earnings.
(2) International operations reflect the impacts of operations in jurisdictions with statutory tax rates different than the U.S. The Company’s largest international operations are in Canada, China, Japan, Singapore and Switzerland. For all periods presented the Company has subsidiaries operating in Singapore under various tax incentives. The 2023 amount includes $46 million net reduction in uncertain tax benefits.

The worldwide effective income tax rates for the fiscal twelve months ended December 31, 2023 was 24.0% and is higher than the U.S. corporate tax rate primarily due to the following:

•The issuance of debt in the first quarter of 2023 resulted in an increase in annual interest expense and reduced our capacity to utilize foreign tax credits against U.S. foreign source income. This resulted in an increase in the valuation allowance for foreign tax credits related to earnings that are not indefinitely reinvested as well as state and local income taxes. These items are partially offset by reductions in unrecognized tax benefits in certain foreign jurisdictions reflected in international operations within the rate reconciliation as well as the recapture of an overall domestic loss allowing the Company to claim additional U.S. foreign tax credit benefits against the Company's U.S. tax on foreign earnings. The additional U.S. foreign tax credit benefit is reflected in U.S. taxes on international income within the rate reconciliation.

The worldwide effective income tax rates for the fiscal twelve months ended January 1, 2023 was 21.7% and is higher than the U.S. corporate tax rate primarily due to the following:

•The overall domestic loss from the fiscal twelve months ended January 2, 2022 is being recaptured in the United States in the fiscal twelve months ended January 1, 2023 allowing the Company to claim additional U.S. foreign tax credits against the Company’s U.S. tax on foreign earnings. The additional U.S. foreign tax credit benefit is reflected in U.S. taxes on international income within the rate reconciliation. This benefit is offset by state taxes on current U.S. income and valuation allowances on state NOL carryforwards.

The worldwide effective income tax rates for the fiscal twelve months ended January 2, 2022 was 28.9% and is higher than the U.S. corporate tax rate primarily due to the following:

•As a result of Talc settlement payments, there is a taxable loss in the U.S. preventing the Company from claiming a Section 250 deduction and utilizing U.S. foreign tax credits against the Company’s U.S. tax on foreign earnings. The incremental U.S. tax on foreign earnings is reflected in U.S. taxes on international income within the rate reconciliation.

The increase in the worldwide effective income tax rate for the fiscal twelve months ended December 31, 2023 as compared to the fiscal twelve months ended January 1, 2023 was primarily the result of higher U.S. taxes on foreign income. With the issuance of debt in the first quarter of 2023, the resulting increase in annual interest expense reduced the Company’s capacity to utilize foreign tax credits against U.S. foreign source income. As a result, the Company recorded a $52 million valuation allowance against a deferred tax asset related to anticipated foreign tax credit benefits. Furthermore, the recapture of an overall domestic loss allowing the Company to claim additional U.S. foreign tax credit benefits against the Company's U.S. tax on foreign earnings only existed through the Kenvue IPO date during the fiscal twelve months ended December 31, 2023 in comparison to the entire fiscal twelve months ended January 1, 2023. The tax rate is further increased by international operations as result of earnings mix changes, tax leakage on repatriation of foreign earnings from lower tier subsidiaries, and return to provision adjustments offset by reductions in unrecognized tax benefits.

The decrease of the worldwide effective income tax rate for the fiscal twelve months ended January 1, 2023 as compared to the fiscal twelve months ended January 2, 2022 was primarily the result of U.S. incremental taxes on foreign earnings. As a result of Talc settlement payments, there is a taxable loss in the United States preventing the Company from claiming a Section 250 deduction and utilizing U.S. foreign tax credits against the Company’s U.S. tax on foreign earnings. The incremental U.S. tax on foreign earnings is reflected in U.S. taxes on international income within the rate reconciliation.

Temporary differences and carryforwards as of December 31, 2023 and January 1, 2023 were as follows:

	Fiscal Twelve Months Ended
	December 31, 2023		January 1, 2023
(Dollars in Millions)	Asset	Liability	Asset	Liability
Employee related obligations	$29	$—	$20	$—
Stock-based compensation	57	—	75	—
Depreciation of property, plant and equipment	—	(44)	—	(38)
Goodwill and intangibles	—	(2,752)	—	(2,652)
Reserves & liabilities	114	—	120	—
Net operating loss (“NOL”) & tax credit carryforward	86	—	261	—
Undistributed foreign earnings	49	(117)	99	(89)
Miscellaneous international	123	—	28	—
R&D capitalized for tax	52	—	55	—
Miscellaneous U.S.	15	—	39	—
Subtotal	525	(2,913)	697	(2,779)
Valuation allowance	(75)	—	(250)	—
Total deferred income taxes	$450	$(2,913)	$447	$(2,779)

The Company has wholly owned international subsidiaries that have cumulative net losses. The Company believes that it is more likely than not that these subsidiaries will generate future taxable income sufficient to utilize these deferred tax assets. However, in certain jurisdictions, valuation allowances have been recorded against deferred tax assets for loss carryforwards that are not more likely than not to be realized.

The Company has recognized $49 million and $110 million of deferred tax assets related to U.S. state and foreign NOL carryforwards and $37 million and $151 million of deferred tax assets related to U.S. federal and state, and foreign credit carryforwards as of December 31, 2023 and January 1, 2023 respectively. Foreign NOLs expire over various years based on local laws; however, if unused, the majority of foreign NOL carryforwards will expire between 2024 through 2033. Existing Federal tax credit carryforwards will expire in 2033. U.S. state NOLs generally expire between 2032 and 2041. Tax credit carryforwards of our Puerto Rico subsidiary do not expire. The Company assessed NOLs, credit carryforwards and other deferred tax assets for realizability and, based upon all available evidence, recorded valuation allowances against deferred tax assets on a “more-likely than not” standard. As of December 31, 2023, January 1, 2023, and January 2, 2022, valuation allowances of $75 million, $250 million, and $186 million have been recorded against certain NOLs and foreign tax credit carryforwards respectively. The Company recognized a net change in valuation allowance of $(175) million, $64 million, and $42 million in the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022 respectively. On December 31, 2023, the net change was primarily related to a reduction in U.S. State and foreign tax credit carryforwards and related valuation allowances to reflect the Company’s separation from J&J recorded through the net parent investment at the time of the Kenvue IPO.

The Company has recorded deferred tax liabilities on all undistributed earnings of its international subsidiaries through the fiscal twelve months ended December 31, 2017 and certain undistributed earnings arising after the fiscal twelve months ended December 31, 2017. For all other undistributed earnings from our subsidiaries organized outside the United States, the Company has not recorded deferred taxes where the earnings are indefinitely reinvested. The Company intends to continue to reinvest these earnings in those international operations. If the Company decides at a later date to repatriate these earnings to the United States, the Company would be required to provide for the net tax effects on these amounts. The Company estimates that the tax effect of this repatriation would be approximately $87 million under currently enacted tax laws and regulations and at current currency exchange rates.

The following table summarizes the activity related to unrecognized tax benefits:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 31, 2023	January 1, 2023	January 2, 2022
Beginning of year	$437	$469	$519
Increases related to current year tax positions	26	32	31
Increases related to prior period tax positions	3	7	2
Decreases related to prior period tax positions	(19)	(49)	(40)
Settlements	—	(5)	(15)
Lapse of statute of limitations	(42)	(17)	(28)
Net decreases related to the Separation	$(220)	$—	$—
End of year	$185	$437	$469

The unrecognized tax benefits of $185 million at December 31, 2023, if recognized, $169 million would affect the Company’s annual effective tax rate. Pursuant to the Tax Matters Agreement between J&J and the Company, certain liabilities for unrecognized tax benefits have been reduced to reflect the fact that the liabilities are retained by J&J, including with respect to the US. federal income tax, or have been reclassified as indemnification payables to J&J where the liabilities relate to the Company for periods prior to the Kenvue IPO. The Company conducts business and files tax returns in numerous countries. The Company and J&J currently have tax audits in progress in several jurisdictions, which remain open from 2008 and forward. With respect to the United States, per the Tax Matters Agreement between J&J and the Company, J&J remains liable for all liabilities related to the final settlement of any U.S. federal income tax audits in which the Company is part of J&J’s federal consolidated tax return. The Company has therefore reduced its unrecognized tax benefits for U.S. federal uncertain tax positions as reflected in the table above under Net decreases related to the Separation. In other major jurisdictions where the Company conducts business, the years that remain open to tax audits range from 2015 and forward. The Company believes it is possible that certain tax audits in major jurisdictions where the Company conducts business outside of the United States may be completed over the next 12 months by their respective taxing authorities. However, the Company is not able to provide a reasonably reliable estimate of the timing of any future tax payments or the amount of possible changes to the total unrecognized tax benefits associated with any audit closures or other events.

The Company classifies liabilities for unrecognized tax benefits and related interest and penalties as long-term liabilities on the Consolidated Balance Sheets. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense on the Company’s Consolidated Statements of Operations. The Company recognized after tax interest expense (benefit) of $(8) million, $13 million and $16 million in the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. The total amount of accrued interest was $19 million and $147 million as of December 31, 2023 and January 1, 2023, respectively.

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 (“IRA”), which, among other things, introduced a 15% minimum tax based on adjusted financial statement income of certain large corporations with a three-year average adjusted financial statement income in excess of $1 billion, an excise tax on corporate stock buybacks, and several tax incentives to promote clean energy. Based on the Company’s current analysis for the fiscal twelve months ended December 31, 2023, the IRA is not expected to have a material impact on the Company’s Consolidated Financial Statements. The Company will continue to evaluate the impact of this law as additional guidance and clarification becomes available.

On December 15, 2022, the EU Member States formally adopted the European Union’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organisation for Economic Co-operation and Development (“OECD”) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024 and January 1, 2025 for different aspects of the directive. On July 17, 2023, the OECD published Administrative Guidance proposing certain safe harbor rules that effectively extend certain effective dates to January 1, 2027. The OECD continues to release additional guidance, including guidance on safe harbors for which we may qualify, and many countries have already implemented legislation consistent with the OECD Pillar Two Framework. Due to these new rules, our income tax expense could be unfavorably impacted as the legislation becomes effective in countries in which we conduct business. However, based on the Company’s current analysis for currently enacted laws, we do not expect a material impact to the Consolidated Financial Statements. We are continuing to evaluate the Model Global Anti-Base Erosion (“GloBE”) Rules for Pillar Two and related legislation, and their potential impact on future periods.

15. Net Income Per Share

Prior to the completion of the Kenvue IPO, the Company had 1,716,160,000 of common stock outstanding, of which 1,716,159,990 shares were issued to J&J through a subscription agreement in May 2023. On May 8, 2023, the Kenvue IPO was completed through the sale of 198,734,444 shares of common stock including the underwriters’ full exercise of their option to purchase 25,921,884 shares to cover over-allotments. As of December 31, 2023, the Company had 1,915,407,047 and 1,915,057,047 shares of common stock issued and outstanding, respectively. For the purposes of the Company’s net income per share calculations, the shares issued through the subscription agreement are being treated akin to shares attributable to a stock split and, as a result, are being retrospectively presented for all of the periods.

Diluted net income per share is computed by giving effect to all potentially dilutive equity instruments or equity awards that are outstanding during the period. There were no equity awards of the Company outstanding prior to the Kenvue IPO and no dilutive equity instruments of the Company outstanding prior to the Exchange Offer. During the fiscal twelve months ended December 31, 2023, 44,745,842 shares were determined to be anti-dilutive under the treasury stock method and therefore were excluded from the diluted net income per share calculation.

Net income per share for the fiscal twelve months ended December 31, 2023 and January 1, 2023 were calculated as follows:

	Fiscal Twelve Months Ended
(Dollars in Millions, Shares in Thousands, Except Per Share Data)	December 31, 2023	January 1, 2023	January 2, 2022
Net income	$1,664	$2,064	$2,078

Basic weighted average number of shares outstanding	1,846,135	1,716,160	1,716,160
Diluted effects of stock-based awards	4,190	—	—
Diluted weighted average number of shares outstanding	1,850,325	1,716,160	1,716,160

Net income per share:
Basic	$0.90	$1.20	$1.21
Diluted	$0.90	$1.20	$1.21

Share Repurchase Program

During the third quarter of fiscal year 2023, the Company’s Board authorized a share repurchase program, under which the Company is authorized to repurchase up to 27 million shares of its outstanding common stock in open market or privately negotiated transactions. The program has no expiration date and may be suspended or discontinued at any time. The intent of this repurchase program is to offset dilution from the vesting or exercise of equity awards under Kenvue’s equity incentive plan. Through December 31, 2023, approximately 350,000 shares have been repurchased under the program for $7 million or an average of $20.47.

16. Fair Value Measurements

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

The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2023				January 1, 2023
(Dollars in Millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Forward foreign exchange contracts	$63	$—	$63	$—	$39	$—	$39	$—
Interest rate swaps	—	—	—	—	29	—	29	—
Total	$63	$—	$63	$—	$68	$—	$68	$—
Liabilities:
Forward foreign exchange contracts	$(50)	$—	$(50)	$—	$(15)	$—	$(15)	$—
Cross currency swaps	(25)	—	(25)	—	—	—	—	—
Interest rate swaps	—	—	—	—	(39)	—	(39)	—
Total	$(75)	$—	$(75)	$—	$(54)	$—	$(54)	$—
Net amount presented in Prepaid expenses and other receivables:	$18	$—	$18	$—	$14	$—	$14	$—
Net amount presented in Accounts payable	$(30)	$—	$(30)	$—	$—	$—	$—	$—

As of December 31, 2023 and January 1, 2023, cash equivalents were $329 million and $80 million, respectively, which were primarily comprised of time deposits and money market funds.

The carrying amount of Cash and cash equivalents, Trade receivables, Prepaid expenses and other receivables, and Loans and notes payable approximated fair value as of December 31, 2023 and January 1, 2023. The fair value of forward foreign exchange contracts is the aggregation by currency of all future cash flows discounted to its present value at the prevailing market interest rates and subsequently converted to the U.S. dollar at the current spot foreign exchange rate. The interest rate swaps and cross currency swaps are recorded at fair value that is derived from observable market data, including foreign exchange rates and yield curves. All derivative instruments are classified as Level 2 securities.

The fair value of the Company’s derivative assets is included in Prepaid expenses and other receivables on the Company’s Consolidated Balance Sheets. The fair value of the Company’s derivative liabilities is included in Accounts payable on the Company’s Consolidated Balance Sheets.

There were no transfers between Level 1, Level 2, or Level 3 during the fiscal twelve months ended December 31, 2023 and the fiscal twelve months ended January 1, 2023.

The following table sets forth the notional amounts of the Company’s outstanding derivative instruments:

	December 31, 2023			January 1, 2023
(Dollars in Millions)	Forward foreign exchange contracts	Cross currency swaps	Total	Forward foreign exchange contracts	Interest rate swaps	Total
Cash flow hedges	$3,522	$—	$3,522	$1,768	$2,400	$4,168
Undesignated forward foreign exchange contracts	$588	$—	$588	$—	$—	$—
Net investment hedges	$—	$500	$500	$—	$—	$—

For the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $38 million, $10 million, and $— million respectively, related to its cash flow hedge portfolio.

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

Since 2022, the Company has entered into forward foreign exchange contracts to hedge a portion of forecasted cash flows denominated in foreign currency. The terms of these contracts are generally 12 months to 18 months. These contracts are designated as cash flow hedging relationships at the date of contract inception, in accordance with the appropriate accounting guidance. At inception, all designated hedging relationships are expected to be highly effective. These contracts are accounted for using the forward method and all gains/losses associated with these contracts are recorded in Other comprehensive income (loss). The Company reclassifies the gains and losses related to these contracts at the time the inventory is sold to the customer into Net sales or Cost of sales and Other expense (income), net in the Company’s Consolidated Statements of Operations, as applicable.

The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of gains and losses on forward foreign exchange contracts designated as cash flow hedges within Other comprehensive income (loss) and amount reclassified into earnings:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 31, 2023	January 1, 2023	January 2, 2022
Gain (loss) recognized in Other comprehensive income (loss)	$18	$11	$(3)
Gain (loss) reclassified from Other comprehensive income (loss) to earnings	$28	$(2)	$3

The following tables are a summary of the reclassifications to Net Income related to the Company’s forward foreign exchange contracts for the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022:

	Fiscal Twelve Months Ended
	December 31, 2023
(Dollars in Millions)	Net Sales	Cost of Sales	Other expense (income), net
Gain (loss) on cash flow hedges	$1	$30	$(3)
Gain on forward foreign exchange contracts not designated as hedges	$—	$—	$10

	Fiscal Twelve Months Ended
	January 1, 2023
(Dollars in Millions)	Net Sales	Cost of Sales	Other expense (income), net
Gain on cash flow hedges	$21	$12	$30
Gain on forward foreign exchange contracts not designated as hedges	$—	$—	$33

	Fiscal Twelve Months Ended
	January 2, 2022
(Dollars in Millions)	Net Sales	Cost of Sales	Other expense (income), net
Gain (loss) on cash flow hedges	$11	$(23)	$(21)
Loss on forward foreign exchange contracts not designated as hedges	$—	$—	$(15)

Since 2022, the Company has entered into forward foreign exchange contracts to offset the foreign currency exposure related to the settlement of payables and receivables of the Company. These contracts are not designated as cash flow hedging relationships, and the net allocated gains and losses related to these contracts were recognized within Other expense (income), net in the Company’s Consolidated Statements of Operations. As of December 31, 2023 and January 1, 2023, respectively, the Company held forward foreign exchange contracts that were not designated in cash flow hedging relationships of $4 million and $— million, respectively.

Forward Starting Interest Rate Swaps

Beginning in the fourth quarter of fiscal year 2022, the Company entered into forward starting interest rate swaps in contemplation of securing long-term financing for the Separation or for other long-term financing purposes in the event the Separation did not occur. The Company designated these derivatives as cash flow hedges to reduce future interest rate exposure related to changes in the benchmark interest rate on forecasted 5-year, 10-year, and 30-year bonds that the Company issued in 2023. During the fiscal twelve months ended December 31, 2023, the Company recorded a gain of $48 million in Accumulated other comprehensive loss, of which $38 million was related to the settlement of its forward starting interest rate swaps upon the issuance of the forecasted debt. The $38 million gain in Accumulated other comprehensive loss will be amortized and recorded in Other expense (income), net in the Company’s Consolidated Statements of Operations over the life of the 5-year, 10-year, and 30-year bonds. For the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022, the Company reclassified $4 million, $— million, and $— million, respectively, from Other comprehensive income (loss) to the Consolidated Statements of Operations.

Net Investment Hedges

The Company designated certain forward foreign exchange contracts and cross currency swap contracts as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. During the second quarter of fiscal year 2023, the Company designated as a net investment hedge forward foreign exchange contracts to sell foreign currency (denominated in the local currency of the affiliate) at specified forward rates. These contracts were accounted for using the spot method with changes in the fair value of the contracts attributable to changes in spot rates recorded within CTA as a component of Other comprehensive income (loss). The Company has elected to exclude the changes in the fair value attributable to time value and spot-forward rate differences (the “excluded components”) from the assessment of the hedge effectiveness. The changes in fair value attributable to the excluded components were initially recorded within CTA as a component of Other comprehensive income (loss) and were recognized into Other expense (income), net in the Company’s Consolidated Statements of Operations ratably over the life of the contract. The forward currency exchange contracts designated as net investment hedges were settled in the third quarter of fiscal year 2023.

During the fourth quarter of fiscal year 2023, the Company designated as a net investment hedge cross currency swap contracts to hedge exposure in foreign subsidiaries with local functional currencies. These contracts were accounted for using the spot method with changes in the fair value of the contracts attributable to changes in spot rates recorded within CTA as a component of Other comprehensive income (loss) and will remain there until the hedged net investments are sold or substantially liquidated. The excluded components were excluded from the assessment of the hedge effectiveness and had an initial value of $7 million as of December 31, 2023. The changes in fair value attributable to the excluded components were recognized into interest expense on a systematic and rational basis through the swap accrual over the life of the hedging instrument.

The following table is a summary of gains and losses on cross currency swap contracts designated as net investment hedges within Other comprehensive income (loss) and amount reclassified into earnings:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 31, 2023	January 1, 2023	January 2, 2022
Loss recognized in CTA within Other comprehensive income (loss)	$(25)	$—	$—

The Company did not reclassify any gains or losses from CTA within Other comprehensive income to earnings during the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022 related to cross currency swap contracts.

Effectiveness

On an ongoing basis, the Company assesses whether each derivative continues to be highly effective in offsetting changes of hedged items. When a derivative is no longer expected to be highly effective, hedge accounting is discontinued.

Statement of Cash Flows

Cash flows from derivatives designated in hedging relationships are reflected in the Consolidated Statements of Cash Flows consistent with the presentation of the hedged item. Cash flows from derivatives that were not accounted for as designated hedging relationships reflect the classification of the cash flows associated with the activities being economically hedged.

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

Investments in Equity Securities

The Company measures equity investments without readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As of December 31, 2023 and January 1, 2023, such investments totaled $71 million and $66 million, respectively, and were included in Other assets on the Consolidated Balance Sheets.

17. Commitments and Contingencies

The Company and/or certain of its subsidiaries are involved from time to time in various lawsuits and claims relating to intellectual property, commercial contracts, product liability, labeling, marketing, advertising, pricing, foreign exchange controls, antitrust and trade regulation, labor and employment, indemnification, data privacy and security, environmental, health and safety, tax matters, governmental investigations, and other legal proceedings that arise in the ordinary course of their business.

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. As of December 31, 2023, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accordingly accrued for those contingent liabilities that are material and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with Accounting Standards Codification 450-20-25. Accrued liabilities related to litigation matters are included in Accrued liabilities and Other liabilities on the Consolidated Balance Sheets. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; significant facts are in dispute; procedural or jurisdictional issues exist; the number of potential claims is certain or predictable; comprehensive multi-party settlements are achievable; there are complex related cross-claims and counterclaims; and/or there are numerous parties involved.

In the Company’s opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued on the Company’s Consolidated Balance Sheets, is not expected to have a material adverse effect on the Company’s financial position. However, the resolution of, or increase in accruals for, one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

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

Claims for personal injury have been made against our subsidiary Johnson & Johnson Consumer Inc. (“JJCI”), along with other sellers of acetaminophen-containing products, in federal court alleging that in utero exposure to acetaminophen (the active ingredient in Tylenol®, an over-the-counter pain medication) is associated with the development of autism spectrum disorder and/or attention-deficit/hyperactivity disorder in children. In October 2022, lawsuits filed in federal courts in the United States were organized as a multi-district litigation in the U.S. District Court for the Southern District of New York. In February 2024, the Court entered final judgment in favor of JJCI and the other sellers of acetaminophen-containing products and dismissed the majority of cases then pending in the multi-district litigation. No trial dates have been set in the remaining actions. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. In addition, lawsuits have been filed in state court against JJCI, the Company and J&J, and lawsuits have been filed in Canada against our subsidiary Johnson & Johnson Inc. (Canadian affiliate) (“JJI”) and J&J. At this stage in these proceedings, the Company is unable to reasonably estimate either the likelihood or the magnitude of its potential liability arising out these claims and lawsuits.

General Litigation

In 2006, J&J acquired Pfizer’s over-the-counter (“OTC”) business including the U.S. rights to OTC Zantac, which were on-sold to Boehringer Ingelheim (“BI”) as a condition to merger control approval such that BI assumed product liability risk for U.S. sales from and after December 2006. J&J received indemnification from BI and gave Pfizer indemnification in connection with the transfer of the Zantac business to BI from Pfizer, through J&J. In November 2019, J&J received a demand for indemnification from Pfizer, pursuant to the 2006 Stock and Asset Purchase Agreement between J&J and Pfizer. In January 2020, J&J received a demand for indemnification from BI, pursuant to the 2006 Asset Purchase Agreement among J&J, Pfizer, and BI. Pursuant to the agreements, Pfizer and BI have asserted indemnification claims against J&J ostensibly related to Zantac sales by Pfizer. In November 2022, J&J received a demand for indemnification from GlaxoSmithKline LLC, pursuant to the 2006 Stock and Asset Purchase Agreement between J&J and Pfizer, and certain 1993, 1998, and 2002 agreements between Glaxo Wellcome and Warner-Lambert entities. The notices seek indemnification for legal claims related to over-the-counter Zantac (ranitidine) products. Plaintiffs in the underlying actions allege that Zantac and other over-the-counter medications that contain ranitidine may degrade and result in unsafe levels of NDMA (N-nitrosodimethylamine) and can cause or have caused various cancers in patients using the products and seek declaratory and monetary relief. J&J has rejected all the demands for indemnification relating to the underlying actions. No J&J entity sold Zantac in the United States.

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

J&J and/or JJI have also been named in two of the five outstanding putative class actions filed in Canada with similar allegations regarding Zantac or ranitidine use. Of the two outstanding putative class actions naming J&J and/or JJI, the Quebec Superior Court action has been stayed, and the Ontario Superior Court of Justice action is pending, but not currently active. JJI was also named as a defendant, along with other manufacturers, in various personal injury actions in Canada related to Zantac products. JJI has provided Sanofi notice reserving rights to claim indemnification pursuant to the 2016 Purchase Agreement related to the class actions and personal injury actions. At this stage in these proceedings, the Company is unable to reasonably estimate either the likelihood or the magnitude of its potential liability arising out these claims and lawsuits.

Beginning in May 2021, multiple putative class actions were filed in state and federal courts (California, Florida, New York, and New Jersey) against various J&J entities alleging violations of state consumer fraud statutes based on nondisclosure of alleged benzene contamination of certain Neutrogena® and Aveeno® sunscreen products and the affirmative promotion of those products as “safe”; and, in at least one case, alleging strict liability manufacturing defect, and failure to warn claims, asserting that the named plaintiffs suffered unspecified injuries as a result of alleged exposure to benzene. The Judicial Panel on Multi-District Litigation consolidated all pending actions, except one case pending in New Jersey state court, in the U.S. District Court for the Southern District of Florida, Fort Lauderdale Division. In October 2021, an affiliate of the Company reached an agreement in principle for the settlement of a nationwide class, encompassing the claims of the consolidated actions, subject to approval by the Florida federal Court. In December 2021, plaintiffs in the consolidated actions filed a motion for preliminary approval of a nationwide class settlement. In February 2023, an order granting final approval of the settlement, certifying the settlement class and awarding attorney’s fees was entered. A Notice of Appeal was filed in April 2023, and an appeal is pending before the U.S. Court of Appeals for the Eleventh Circuit.

In September 2023, the Nonprescription Drugs Advisory Committee (the “NDAC”) of the FDA met to discuss new data on the effectiveness of orally administered phenylephrine (“PE”) and concluded that the current scientific data do not support that the recommended dosage of orally administered PE is effective as a nasal decongestant. Neither FDA nor the NDAC raised concerns about safety issues with use of oral PE at the recommended dose. FDA has stated it will consider the input of the NDAC, and the evidence, before taking any action on the status of oral PE. Beginning in September 2023, following the NDAC vote, putative class actions were filed against the Company and its affiliates, along with other sellers and manufacturers of PE-containing products, asserting various causes of action including violation of consumer protection statutes, negligence and unjust enrichment. The complaints seek damages and injunctive relief. In December 2023, lawsuits filed in federal courts in the United States were organized as a multi-district litigation in the U.S. District Court for the Eastern District of New York. Separately, putative Canadian class actions were filed beginning in September 2023 against the Company’s affiliates, along with other sellers and manufacturers of PE-containing products, alleging false, misleading representations, and seeking damages and declaratory relief based on similar causes of action. Additionally, beginning in October 2023, two putative securities class actions were filed in the U.S. District Court for the District of New Jersey against the Company and certain of its officers, among other defendants. The complaints allege that the Company made false or misleading statements, and omitted material facts, about PE and the efficacy of certain PE-containing products and seek damages for all shareholders who acquired shares pursuant to the registration statement and the final prospectus filed on May 4, 2023 with the U.S. Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act relating to the Company’s Registration Statement on Form S-1 (the “IPO Prospectus”) for the Kenvue IPO. The two cases have been consolidated as In re Kenvue Inc. Securities Litigation and a lead plaintiff has been appointed. Finally, in January 2024, shareholder derivative complaints were filed in the U.S. District Court for the District of New Jersey against the Company as the nominal defendant and the Company’s directors and certain of its officers as defendants, among other defendants. The derivative complaints allege breaches of fiduciary duties based on the Kenvue IPO disclosures regarding PE and seek damages and equitable relief. The derivative complaints have been consolidated as In re Kenvue, Inc. Derivative Litigation and have been stayed. At this stage in these proceedings, the Company is unable to reasonably estimate either the likelihood or the magnitude of its potential liability arising out these claims and lawsuits.

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

Other

A significant number of personal injury claims alleging that talc causes cancer were made against J&J and certain of its affiliates arising out of the use of body powders containing talc, primarily Johnson’s® Baby Powder. These personal injury suits were filed primarily in state and federal courts in the United States and in Canada.

Pursuant to the Separation Agreement, J&J has retained all liabilities on account of or relating to harm arising out of, based upon or resulting from, directly or indirectly, the presence of or exposure to talc or talc-containing products sold by J&J or its affiliates in the United States and Canada and, as a result, has agreed to indemnify the Company for the Talc-Related Liabilities and any costs associated with resolving such claims. The Company will, however, remain responsible for all liabilities on account of or relating to harm arising out of, based upon or resulting from, directly or indirectly, the presence of or exposure to talc or talc-containing products sold outside the United States or Canada.

18. Acquisitions and Divestitures

During the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022, the Company did not make any significant acquisitions.

During the fiscal twelve months ended January 2, 2022, the Company divested several brands and facilities and recognized a pre-tax gain of $25 million within Other expense (income), net. During the fiscal twelve months ended December 31, 2023 and January 1, 2023, the Company did not have any significant divestitures.

19. Segments of Business and Geographic Areas

The Company historically operated as part of J&J and reported under J&J’s segment structure. Prior to the Separation, the Company’s CODM was J&J’s Consumer Health Segment Operating Committee. As the Company transitioned into an independent, publicly traded company, the Company’s CODM was determined to be the chief executive officer. During fiscal year 2022, the Company realigned its historical segment structure, resulting in three operating segments, which are also its reportable segments: 1) Self Care, 2) Skin Health and Beauty, and 3) Essential Health. Prior period presentations conform to the current segment reporting structure.

Segment profit is based on Operating income, excluding depreciation and amortization, non-recurring Separation-related costs, restructuring expenses and operating model optimization initiatives, the impact of the conversion of stock-based awards, issuance of Founder Shares, Other operating (income) expense, net, and unallocated general corporate administrative expenses (referred to herein as “Segment adjusted operating income”), as management excludes these items in assessing segment financial performance. General corporate/unallocated expenses, which include expenses related to treasury, legal operations and certain other expenses, along with gains and losses related to the overall management of the Company, are not allocated to the segments. In assessing segment performance and managing operations, management does not review segment assets.

The Company operates the business through the following three reportable business segments:

Reportable Segments	Product Categories
Self Care	Pain Care
Cough, Cold, and Allergy
Other Self Care (Digestive Health, Smoking Cessation, Eye Care, and Other)
Skin Health and Beauty	Face and Body Care
Hair, Sun, and Other
Essential Health	Oral Care
Baby Care
Other Essential Health (Women’s Health, Wound Care, and Other)

The Company’s product categories as a percentage of Net sales for the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022 were as follows:

	Fiscal Twelve Months Ended
Product Categories	December 31, 2023	January 1, 2023	January 2, 2022
Pain Care	14%	13%	11%
Cough, Cold and Allergy	13	13	12
Other Self Care	15	14	15
Face and Body Care	20	20	22
Hair, Sun and Other	9	9	8
Oral Care	10	10	11
Baby Care	9	10	10
Other Essential Health	10	11	11
Total	100%	100%	100%

Segment Net Sales and Segment Adjusted Operating Income

Segment net sales and Segment adjusted operating income for the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022 were as follows:

	Segment Net Sales
	Fiscal Twelve Months Ended
(Dollars in Millions)	December 31, 2023	January 1, 2023	January 2, 2022
Self Care	$6,451	$6,030	$5,643
Skin Health and Beauty	4,378	4,350	4,541
Essential Health	4,615	4,570	4,870
Total	$15,444	$14,950	$15,054

	Segment Adjusted Operating Income
	Fiscal Twelve Months Ended
(Dollars in Millions)	December 31, 2023	January 1, 2023	January 2, 2022
Self Care	$2,299	$2,088	$1,952
Skin Health and Beauty	679	708	878
Essential Health	1,011	1,111	1,224
Segment adjusted operating income(1)	$3,989	$3,907	$4,054
Reconciliation to Income before taxes
Less:
Depreciation	305	296	317
Amortization	322	348	414
Separation-related costs	468	213	—
Restructuring expenses and operating model optimization initiatives(2)	32	100	116
Conversion of stock-based awards(3)	55	—	—
Founder Shares(4)	9	—	—
Other operating expense (income), net	(10)	(23)	15
General corporate/unallocated expenses	296	298	272
Operating income	$2,512	$2,675	$2,920
Other expense (income), net	72	38	(5)
Interest expense, net	250	—	—
Income before taxes	$2,190	$2,637	$2,925
(1) In the first quarter of fiscal year 2023, the Company adjusted the allocation for certain intangible asset amortization costs within Cost of     Sales to align with segment financial results as measured by the Company, including the CODM. Accordingly, the Company has updated its segment disclosures to reflect the updated presentation in all prior periods. Total segment adjusted operating income did not change as a result of this update.
(2) Exclusive of the restructuring expenses and operating model optimization initiatives included in Other operating expense (income), net in the Company’s Consolidated Statements of Operations.
(3) Segment adjusted operating income excludes the impact of the conversion of stock-based awards (see Note 11, Stock-Based Compensation). This adjustment primarily represents the add-back of the net impact of the gain on reversal of previously recognized stock-based compensation expense of $148 million, offset by stock-based compensation expense recognized in the fiscal twelve months ended December 31, 2023 relating to employee services provided prior to the Separation of $203 million.
(4) On August 25, 2023, the Company’s Compensation & Human Capital Committee approved equity grants to individuals employed by Kenvue as of October 2, 2023. On October 2, 2023, the Founder Shares were granted to all Kenvue employees in the form of stock options and PSUs to executive officers and either stock options and PSUs or RSUs to non-executive individuals (see Note 11, “Stock-Based Compensation”).

Depreciation & Amortization

Depreciation and amortization by segment for the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022 were as follows:

	Depreciation and Amortization
	Fiscal Twelve Months Ended
(Dollars in Millions)	December 31, 2023	January 1, 2023 (1)	January 2, 2022
Self Care	$202	$202	$212
Skin Health and Beauty	230	247	305
Essential Health	195	195	214
Total	$627	$644	$731
(1) The Company adjusted the allocation for certain intangible asset amortization costs within Cost of sales to align with segment financial results as measured by the Company, including the CODM. Accordingly, the Company has updated its depreciation and amortization disclosures in the impacted period. Total depreciation and amortization did not change as a result of this update.

Geographic Information

Net sales are attributed to a geographic region based on the location of the customer and for the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022 were as follows:

	Net Sales
	Fiscal Twelve Months Ended
(Dollars in Millions)	December 31, 2023	January 1, 2023	January 2, 2022
North America(1)	$7,610	$7,418	$7,284
Europe, Middle East, and Africa	3,388	3,188	3,436
Asia-Pacific	3,107	3,146	3,276
Latin America	1,339	1,198	1,058
Total	$15,444	$14,950	$15,054
(1) Includes U.S. net sales in the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022 of $6,767 million, $6,599 million, and $6,516 million, respectively.

Long-lived assets consisting of property, plant and equipment, net of accumulated depreciation as of December 31, 2023 and January 1, 2023 as follows:

	Long-Lived Assets
(Dollars in Millions)	December 31, 2023	January 1, 2023
North America(1)	$881	$784
Europe, Middle East, and Africa	558	509
Asia-Pacific	358	357
Latin America	245	170
Total	$2,042	$1,820
(1) Includes U.S. long-lived assets as of December 31, 2023 and January 1, 2023 of $794 million and $670 million, respectively.

Major Customers

One customer accounted for approximately 12%, 13%, and 14% of total net sales in the fiscal twelve months ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.

20. Restructuring

During 2018, J&J announced plans to implement actions across its global supply chain that were intended to enable the Company to focus resources and increase investments in critical capabilities, technologies, and solutions necessary to manufacture and supply its product portfolio of the future, enhance agility, and drive growth. These supply chain actions have included expanding its use of strategic collaborations, and bolstering its initiatives to reduce complexity, improving cost-competitiveness, enhancing capabilities, and optimizing its network. The restructuring charges associated with the program, and directly attributed to the Company, were primarily related to contractors/outside services, asset write-downs, and accelerated depreciation. The program was completed in the fiscal fourth quarter of fiscal year 2022 and as such, no costs were recognized for this program in the fiscal twelve months ended December 31, 2023. Costs have been recognized in the Consolidated Statements of Operations in the fiscal twelve months ended January 1, 2023 and January 2, 2022 as follows:

	Fiscal Twelve Months Ended
(Dollars in Millions)	January 1, 2023	January 2, 2022
Cost of sales	$55	$48
Selling, general, and administrative expenses	45	68
Other expense, net, operating	—	1
Total	$100	$117

21. Selected Quarterly Financial Data (Unaudited)

As described in Note 1, “Description of the Company and Summary of Significant Accounting Policies,” effective in the third quarter of fiscal year 2023, the Company changed its accounting principle for GILTI from the deferred approach to the period cost approach, which resulted in adjustments to the Provisions for taxes and Income before taxes line items in the Consolidated Statements of Operations and Other comprehensive income (loss) line in the Consolidated Statements of Comprehensive Income. Selected unaudited quarterly financial data has been adjusted for the change in accounting principle for the fiscal years 2023 and 2022 and is summarized below:

	Fiscal Three Months Ended
(Dollars in Millions Except Per Share Data)	December 31, 2023	October 1, 2023	July 2, 2023	April 2, 2023
Net sales	$3,666	$3,915	$4,011	$3,852
Gross profit	$2,043	$2,250	$2,225	$2,125
Income before taxes	$357	$585	$639	$609
Provision for income taxes	$30	$147	$209	$140
Net income	$327	$438	$430	$469
Basic net income per share	$0.17	$0.23	$0.22	$0.27
Diluted net income per share	$0.17	$0.23	$0.22	$0.27
Other comprehensive income (loss)	$369	$(240)	$(190)	$216

	Fiscal Three Months Ended
(Dollars in Millions Except Per Share Data)	January 1, 2023	October 2, 2022	July 3, 2022	April 3, 2022
Net sales	$3,767	$3,789	$3,804	$3,590
Gross profit	$2,046	$2,125	$2,158	$1,956
Income before taxes	$512	$738	$775	$612
Provision for income taxes	$151	$152	$170	$100
Net income	$361	$586	$605	$512
Basic net income per share	$0.21	$0.34	$0.35	$0.30
Diluted net income per share	$0.21	$0.34	$0.35	$0.30
Other comprehensive income (loss)	$750	$(630)	$(817)	$(275)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, management of the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer, Thibaut Mongon, and Chief Financial Officer, Paul Ruh, reviewed and participated in this evaluation of Kenvue’s disclosure controls and procedures. Based on this evaluation, Messrs. Mongon and Ruh concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our annual report on Form 10-K for the fiscal twelve months ended December 31, 2023 does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

During the fiscal three months ended December 31, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

Insider Trading Arrangements and Policies

During the fiscal three months ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the conditions of the affirmative defense provided by Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in the Company’s Proxy Statement and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company’s Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item and not otherwise presented below will be included in the Company’s Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information with respect to the Company’s equity compensation plans in effect as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(2)	Weighted-average exercise price of outstanding options, warrants and rights (b)(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	79,115,372	$20.60	178,706,283
Equity compensation plans not approved by security holders	—	$—	—
Total	79,115,372	$20.60	178,706,283
(1) Consists of all equity-based awards outstanding under the Kenvue 2023 Plan, which was the only equity compensation plan under which equity-based awards were outstanding as of December 31, 2023. This includes stock options, restricted stock units, and performance stock units.
(2) Performance stock units are included at the target quantity of shares granted.
(3) Restricted stock units and performance stock units are not included in the calculation of the weighted-average exercise price of outstanding options, warrants and rights.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the Company’s Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in the Company’s Proxy Statement and is incorporated herein by reference.

PART IV.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(a) (1) Financial Statements.

The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data”.

(a) (2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a) (3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description
3.1
Amended and Restated Certificate of Incorporation of Kenvue Inc., effective as of May 3, 2023, filed as Exhibit 3.1 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on May 8, 2023 and incorporated herein by reference

3.2
Amended and Restated Bylaws of Kenvue Inc., effective as of May 3, 2023, filed as Exhibit 3.2 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on May 8, 2023 and incorporated herein by reference

4.1
Indenture, dated as of March 22, 2023, by and between Kenvue Inc., as issuer, and Deutsche Bank Trust Company Americas, as trustee, filed as Exhibit 4.1 to Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-269115) filed by Kenvue Inc. with the Commission on March 30, 2023 and incorporated herein by reference

4.2
Supplemental Indenture, dated as of March 22, 2023, by and between Kenvue Inc., as issuer, and Deutsche Bank Trust Company Americas, as trustee, filed as Exhibit 4.2 to Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-269115) filed by Kenvue Inc. with the Commission on March 30, 2023 and incorporated herein by reference

4.3
Registration Rights Agreement, dated as of March 22, 2023, by and among Kenvue Inc., as issuer, and J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC and Citigroup Global Markets Inc., as representatives of the several initial purchasers, filed as Exhibit 4.3 to Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-269115) filed by Kenvue Inc. with the Commission on March 30, 2023 and incorporated herein by reference

4.4	Description of Securities *
10.1
Kenvue Inc. Executive Severance Pay Plan, dated as of August 23, 2023 filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended October 1, 2023, filed by Kenvue Inc. with the SEC on November 3, 2023 and incorporated herein by reference †

10.2
Kenvue Inc. Amended & Restated Deferred Fee Plan for Directors, dated as of September 19, 2023 filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended October 1, 2023, filed by Kenvue Inc. with the SEC on November 3, 2023 and incorporated by reference †

10.3
Form of Founder Global Performance Share Unit Award Agreement filed as Exhibit 10.3 to the Quarterly Report on From 10-Q for the period ended October 1, 2023, filed by Kenvue Inc. with the SEC on November 3, 2023 and incorporated by reference †

10.4
Form of Founder Global Nonqualified Stock Option Award Agreement filed as Exhibit 10.4 to the Quarterly Report on From 10-Q for the period ended October 1, 2023, filed by Kenvue Inc. with the SEC on November 3, 2023 and incorporated by reference †

10.5
Separation Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Kenvue Inc. with the Commission on May 8, 2023 and incorporated herein by reference

10.6
Tax Matters Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Kenvue Inc. with the Commission on May 8, 2023 and incorporated herein by reference

10.7
Employee Matters Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Kenvue Inc. with the Commission on May 8, 2023 and incorporated herein by reference

10.8
Intellectual Property Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Kenvue Inc. with the Commission on May 8, 2023 and incorporated herein by reference

10.9
Trademark Phase-Out License Agreement, dated as of April 3, 2023, by and between Johnson & Johnson and Johnson & Johnson Consumer Inc., filed as Exhibit 10.5 to the Current Report on Form 8-K filed by Kenvue Inc. with the Commission on May 8, 2023 and incorporated herein by reference

10.10	Transition Services Agreement, (inclusive of cumulative amendments), by and between Johnson & Johnson and Kenvue Inc. *
10.11
Transition Manufacturing Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.7 to the Current Report on Form 8-K filed by Kenvue Inc. with the Commission on May 8, 2023 and incorporated herein by reference

10.12
Registration Rights Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.8 to the Current Report on Form 8-K filed by Kenvue Inc. with the Commission on May 8, 2023 and incorporated herein by reference

10.13
Kenvue Inc. Long-Term Incentive Plan, filed as Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-271735) filed by Kenvue Inc. with the Commission on May 8, 2023 and incorporated herein by reference †

10.14
Credit Agreement, dated as of March 6, 2023, by and among Kenvue Inc., Johnson & Johnson, Eligible Subsidiaries Party and Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Goldman Sachs Bank USA, as Syndication Agent, filed as Exhibit 10.15 to Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-269115) filed by Kenvue Inc. with the Commission on March 30, 2023 and incorporated herein by reference

10.15
The Kenvue Excess Savings Plan, effective January 1, 2023, filed as Exhibit 10.10 to Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-269115) filed by Kenvue Inc. with the SEC on March 30, 2023 and incorporated herein by reference †

10.16
Form of Additional Incentive Agreement, filed as Exhibit 10.12 to Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-269115) filed by Kenvue Inc. with the SEC on March 30, 2023 and incorporated herein by reference †

10.17
Employment Agreement, dated as of June 22, 2022, by and between Cilag GmbH International and Carlton Lawson, filed as Exhibit 10.13 to Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-269115) filed by Kenvue Inc. with the SEC on March 30, 2023 and incorporated herein by reference †

10.18
Consulting Agreement, dated as of October 1, 2022, by and between Johnson & Johnson and Larry Merlo, filed as Exhibit 10.8 to Registration Statement on Form S-1 (Registration No. 333-269115) filed by Kenvue Inc. with the SEC on January 4, 2023 and incorporated herein by reference

10.19	Form of Global Performance Share Unit Agreement * †
10.20	Form of Global Nonqualified Stock Option Award Agreement * †
10.21	Form of Global Restricted Share Unit Award Agreement * †
21	Subsidiaries of Kenvue Inc. *
23	Consent of the Company’s Independent Registered Public Accounting Firm *
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
97	Kenvue Incentive Compensation Recovery Policy *

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith
† Indicates management contract or compensatory plan

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Kenvue, Inc.

Date: March 1, 2024	/s/ THIBAUT MONGON
Thibaut Mongon
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Kenvue Inc.

Date: March 1, 2024	/s/ THIBAUT MONGON
Thibaut Mongon
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 1, 2024	/s/ PAUL RUH
Paul Ruh
Chief Financial Officer (Principal Financial Officer)

Date: March 1, 2024	/s/ HEATHER HOWLETT
Heather Howlett
Chief Accounting Officer (Principal Accounting Officer)

Date: March 1, 2024	/s/ LARRY J. MERLO
Larry J. Merlo
Chair of the Board

Date: March 1, 2024	/s/ RICHARD E. ALLISON, JR.
Richard E. Allison, Jr.
Director

Date: March 1, 2024	/s/ PETER M. FASOLO
Peter M. Fasolo
Director

Date: March 1, 2024	/s/ TAMARA S. FRANKLIN
Tamara S. Franklin
Director

Date: March 1, 2024	/s/ SEEMANTINI GODBOLE
Seemantini Godbole
Director

Date: March 1, 2024	/s/ MELANIE L. HEALEY
Melanie L. Healey
Director

Date: March 1, 2024	/s/ BETSY D. HOLDEN
Betsy D. Holden
Director

Date: March 1, 2024	/s/ VASANT PRABHU
Vasant Prabhu
Director

Date: March 1, 2024	/s/ MICHAEL E. SNEED
Michael E. Sneed
Director

Date: March 1, 2024	/s/ JOSEPH J. WOLK
Joseph J. Wolk
Director