Form 10-Q
period 2024-03-31
Kenvue Inc.
filed 2024-05-09
CIK 1944048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On May 3, 2024, 1,914,810,796 shares of Common Stock, $0.01 par value, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and Kenvue Inc.’s (“Kenvue,” the “Company” or “we”) other publicly available documents contain forward-looking statements within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives, and projections about the future. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “estimates,” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impact of planned acquisitions and dispositions; our strategy for growth and cost savings; product development activities; regulatory approvals; market position; expenditures; and the effects of the Separation (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included herein) on our business.
Because forward-looking statements are based on current beliefs, expectations, and assumptions regarding future events, they are subject to risks, uncertainties, and changes that are difficult to predict and many of which are outside of our control. You should realize that if underlying assumptions prove inaccurate, or known or unknown risks or uncertainties materialize, our actual results and financial condition could vary materially from expectations and projections expressed or implied in our forward-looking statements. Risks and uncertainties include but are not limited to:
•Our ability to expand globally, implement our digital-first approach, and respond appropriately to competitive pressure, including pressure from private-label brands and generic non-branded products, market trends, costs and cost-saving initiatives, and customer and consumer preferences;
•The rapidly changing retail landscape, including our dependence on key retailers, policies of our retail trade customers, the emergence of e-commerce and other alternative retail channels, and challenges with innovation and research and development;
•Product reliability, safety, and/or efficacy concerns, whether or not based on scientific or factual evidence, potentially resulting in governmental investigations, regulatory action (including, but not limited to, the shutdown of manufacturing facilities, product relabeling or withdrawal of product from the market), private claims and lawsuits, significant remediation and related costs, safety alerts, product shortages, product recalls, declining sales, reputational damage, and share price impact;
•The potential that the expected benefits and opportunities from the Company’s multi-year restructuring initiative or any other planned or completed restructuring initiative, acquisition, or divestiture may not be realized or may take longer to realize than expected;
•Our ability to establish, maintain, protect, and enforce intellectual property rights, as well as address the threats of counterfeit products, infringement of our intellectual property, and other unauthorized versions of our products;
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
•Legal proceedings related to talc or talc-containing products, such as Johnson’s® Baby Powder, sold outside the United States and Canada and other risks and uncertainties related to talc or talc-containing products, including our former parent Johnson & Johnson’s (“J&J”) ability to fully satisfy its obligation to indemnify us in the United States and Canada for the Talc-Related Liabilities (as defined in Note 14, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements included herein);
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
•Our ability to achieve the expected benefits of the Separation from J&J and related transactions;
•Certain J&J executive officers continuing to serve as our directors, which may create conflicts of interest or the appearance thereof;
•Restrictions on our business, potential tax and indemnification liabilities and substantial charges in connection with the Separation and related transactions;
•Failure of our rebranding efforts in connection with the Separation to achieve market acceptance, and the impact of our continued use of legacy J&J branding, including the “Johnson’s®” brand; and
•Our substantial indebtedness, including the restrictions and covenants in our debt agreements.
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal twelve months ended December 31, 2023 filed on March 1, 2024 with the U.S. Securities and Exchange Commission (“SEC”) and in our other filings with the SEC. You should understand that it is not possible to predict or identify all such factors and you should not consider the risks described above to be a complete statement of all potential risks and uncertainties. We do not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments, except as required by law.

Part I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
KENVUE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions, Shares in Thousands, Except Per Share Data)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$1,155	$1,382
Trade receivables, less allowances for credit losses ($26 and $25 as of March 31, 2024 and December 31, 2023, respectively)	2,160	2,073
Inventories	1,884	1,851
Prepaid expenses and other receivables	645	567
Other current assets	253	265
Total current assets	6,097	6,138
Property, plant, and equipment, net	2,005	2,042
Intangible assets, net	9,378	9,619
Goodwill	9,032	9,271
Deferred taxes on income	171	158
Other assets	600	623
Total Assets	27,283	27,851
Liabilities and Equity
Current liabilities
Loans and notes payable	1,522	599
Accounts payable	2,602	2,489
Accrued liabilities	1,083	1,456
Accrued rebates, returns, and promotions	795	795
Accrued taxes on income	164	142
Total current liabilities	6,166	5,481
Employee related obligations	354	360
Long-term debt	7,033	7,687
Deferred taxes on income	2,568	2,621
Other liabilities	541	491
Total liabilities	16,662	16,640
Commitments and contingencies (Note 14)
Equity
Preferred stock, $0.01 par value, 750,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 12,500,000 shares authorized; 1,919,648 and 1,914,698 shares issued and outstanding as of March 31, 2024; 1,915,407 and 1,915,057 shares issued and outstanding as of December 31, 2023	19	19
Additional paid-in capital	16,033	16,147
Treasury stock, 4,950 and 350 shares at cost as of March 31, 2024 and December 31, 2023, respectively	(98)	(7)
Retained earnings	342	429
Accumulated other comprehensive loss	(5,675)	(5,377)
Total equity	10,621	11,211
Total Liabilities and Equity	$27,283	$27,851
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; In Millions Except Per Share Data)

	Fiscal Three Months Ended
	March 31, 2024	April 2, 2023
Net sales	$3,894	$3,852
Cost of sales	1,652	1,727
Gross profit	2,242	2,125
Selling, general, and administrative expenses	1,573	1,502
Restructuring expenses	41	—
Other operating expense (income), net	78	(17)
Operating income	550	640
Other expense, net	28	30
Interest expense, net	95	1
Income before taxes	427	609
Provision for taxes	131	140
Net income	$296	$469

Net income per share
Basic	$0.15	$0.27
Diluted	$0.15	$0.27
Weighted average number of shares outstanding
Basic	1,915	1,716
Diluted	1,920	1,716
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited; Dollars in Millions)

	Fiscal Three Months Ended
	March 31, 2024	April 2, 2023
Net income	$296	$469
Other comprehensive (loss) income, net of taxes
Foreign currency translation	(280)	163
Employee benefit plans	3	14
Derivatives and hedges	(21)	39
Other comprehensive (loss) income	(298)	216
Comprehensive (loss) income	$(2)	$685
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; Dollars in Millions, Shares in Thousands)

	Fiscal Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2023	1,915,057	$19	$16,147	350	$(7)	$429	$(5,377)	$11,211
Net income	—	—	—	—	—	296	—	296
Other comprehensive loss	—	—	—	—	—	—	(298)	(298)
Cash dividends on common stock	—	—	—	—	—	(383)	—	(383)
Stock-based compensation	—	—	81	—	—	—	—	81
Issuance of common stock under the Kenvue 2023 Plan, net	4,241	—	(12)	—	—	—	—	(12)
Purchase of treasury stock	(4,600)	—	—	4,600	(91)	—	—	(91)
Separation-related adjustments	—	—	(183)	—	—	—	—	(183)
Balance, March 31, 2024	1,914,698	$19	$16,033	4,950	$(98)	$342	$(5,675)	$10,621

	Fiscal Three Months Ended April 2, 2023(1)
	Net Investment from J&J	Accumulated Other Comprehensive Loss	Total Equity
Balance, January 1, 2023(2)	$25,425	$(5,455)	$19,970
Net income	469	—	469
Other comprehensive income	—	216	216
Stock-based compensation	35	—	35
Net transfers to J&J	(318)	—	(318)
Balance, April 2, 2023	$25,611	$(5,239)	$20,372
(1) Prior to April 4, 2023, the Company operated as a segment of J&J and not as a separate entity. The Company’s financial statements prior to April 4, 2023 were prepared on a combined basis and were derived from J&J’s historical consolidated financial statements and accounting records as if the Company had been operated on a standalone basis. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Basis of Presentation,” for more information.
(2) Includes cumulative effect of change in accounting principle related to Global Intangible Low-Taxed Income. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Change in Accounting Principle,” for more information.

See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)

	Fiscal Three Months Ended
	March 31, 2024	April 2, 2023
Cash flows from operating activities
Net income	$296	$469
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	149	152
Stock-based compensation	81	35
Deferred income taxes	(4)	28
Impairments	99	—
Other	5	—
Net changes in assets and liabilities
Trade receivables	(124)	23
Inventories	(63)	17
Other current and non-current assets	(55)	(13)
Accounts payable and accrued liabilities	(181)	(2)
Employee related obligations	5	10
Accrued taxes on income	27	272
Other liabilities	52	(189)
Net cash flows from operating activities	287	802
Cash flows used in investing activities
Purchases of property, plant, and equipment	(153)	(55)
Proceeds from sale of assets	—	14
Other investing activities	1	—
Net cash flows used in investing activities	(152)	(41)
Cash flows (used in) from financing activities
Payments of loans and notes payables	—	(12)
Proceeds from Commercial Paper Program, net of issuance cost	160	—
Proceeds from issuance of Senior Notes, net of issuance cost	—	7,686
Dividends paid	(383)	—
Net transfers from (to) J&J	—	(286)
Purchases of treasury shares	(91)	—
Other financing activities	(12)	—
Net cash flows (used in) from financing activities	(326)	7,388
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(36)	6
Cash and cash equivalents and restricted cash, beginning of period	1,382	1,231
Net (decrease) increase in cash and cash equivalents and restricted cash	(227)	8,155
Cash and cash equivalents and restricted cash, end of period	$1,155	$9,386
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of the Company and Summary of Significant Accounting Policies

Description of the Company and Business Segments

Kenvue Inc. (“Kenvue” or the “Company”) is a pure play consumer health company with iconic brands including Aveeno®, BAND-AID® Brand, Johnson’s®, Listerine®, Neutrogena®, Tylenol®, and Zyrtec®. The Company is organized into three business segments: Self Care, Skin Health and Beauty, and Essential Health. The Self Care segment includes a broad product range such as pain care, cough, cold, and allergy, as well as digestive health, smoking cessation, eye care, and other products. The Skin Health and Beauty segment is focused on face and body care, and hair, sun, and other products. The Essential Health segment includes oral care, baby care, as well as women’s health, wound care, and other products.

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

On May 8, 2023, the Kenvue IPO was completed through the sale of 198,734,444 shares of common stock, par value $0.01 per share, including the underwriters’ full exercise of their option to purchase 25,921,884 shares to cover over-allotments, at an initial public offering price of $22 per share for net proceeds of $4.2 billion after deducting underwriting discounts and commissions of $131 million. On May 8, 2023, in conjunction with the Consumer Health Business Transfer, the Company distributed $13.8 billion to J&J from the 1) net proceeds received from the sale of the common stock in the Kenvue IPO, 2) net proceeds received from the Debt Financing Transactions as defined in Note 4, “Borrowings—Commercial Paper Program,” and 3) any cash and cash equivalents in excess of the $1.17 billion in cash and cash equivalents retained by the Company immediately following the Kenvue IPO. As of the closing of the Kenvue IPO, J&J owned 1,716,160,000 shares of Kenvue common stock, or approximately 89.6% of the total outstanding shares of Kenvue common stock.

On July 24, 2023, J&J announced an exchange offer (the “Exchange Offer”) under which its shareholders could exchange shares of J&J common stock for shares of Kenvue common stock owned by J&J. On August 23, 2023, J&J completed the Exchange Offer through which J&J accepted an aggregate of 190,955,435 shares of J&J common stock in exchange for 1,533,830,450 shares of Kenvue common stock, representing approximately 80.1% of Kenvue’s outstanding common stock as of August 23, 2023. As a result, Kenvue became a fully independent company, and as of the completion of the Exchange Offer, J&J owned 9.5% of the outstanding shares of Kenvue common stock.

Basis of Presentation

Effective April 4, 2023, the Company’s financial statements are presented on a consolidated basis, as J&J completed the Consumer Health Business Transfer on such date. The unaudited financial statements for all periods presented, including the historical results of the Company prior to April 4, 2023, are now referred to as the “Condensed Consolidated Financial Statements.”

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations, and cash flows for the periods indicated. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the fiscal twelve months ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed on March 1, 2024 with the SEC.

Intercompany balances and transactions have been eliminated. The Condensed Consolidated Financial Statements include the accounts of the Company and its affiliates and entities consolidated under the variable interest and voting models.

During the fiscal three months ended March 31, 2024, the Company recorded out-of-period adjustments primarily related to the Separation. As of December 31, 2023, Additional paid-in capital was overstated by $183 million, Accumulated other comprehensive loss was understated by approximately $87 million, and liabilities were understated by approximately $96 million. These amounts were corrected in the fiscal three months ended March 31, 2024 and do not have an impact on the operating results for the fiscal three months ended March 31, 2024. The Company concluded that these adjustments were not material to the Condensed Consolidated Financial Statements for either the current period or prior periods.

Periods prior to the Consumer Health Business Transfer

Prior to April 4, 2023, the Company operated as a segment of J&J and not as a separate entity. The Company’s financial statements prior to April 4, 2023 were prepared on a combined basis and were derived from J&J’s historical consolidated financial statements and accounting records as if the Company had been operated on a standalone basis.

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

Cash generated from the Company’s operations prior to April 4, 2023 was generally managed by J&J’s centralized treasury function and was swept into J&J and its affiliates’ bank accounts. Cash and cash equivalents on the Condensed Consolidated Balance Sheet represent balances in accounts specifically identifiable to the Company that were not swept into J&J and its affiliates’ bank accounts. J&J’s third-party interest expense was not allocated for any of the periods prior to April 4, 2023 as the Company was not the legal obligor of the debt and the borrowings were not directly attributable to the Company’s operations.

The Company’s equity balance in these financial statements prior to April 4, 2023 represents the excess of total assets over total liabilities. Equity is impacted by changes in comprehensive income and contributions from or to J&J prior to the Kenvue IPO, which was the result of treasury activities and net funding provided by or distributed to J&J.

J&J calculated foreign currency translation on its consolidated assets and liabilities, which included assets and liabilities of the Company prior to April 4, 2023. Foreign currency translation recorded during the fiscal three months ended March 31, 2024 and April 2, 2023 was based on currency movements specific to the Condensed Consolidated Financial Statements.

The income tax amounts in the Condensed Consolidated Financial Statements prior to the Kenvue IPO have been calculated based on a separate return methodology and presented as if the Company’s operations were reported by separate taxpayers in the jurisdictions in which the Company operates. See Note 11, “Income Taxes,” for further discussion.

Prior to the Kenvue IPO, all transactions between the Company and J&J were considered to be effectively settled for cash in the Condensed Consolidated Financial Statements at the time the transaction was recorded. The effects of the settlement of these transactions between the Company and J&J are reflected in the Condensed Consolidated Statements of Cash Flows as “Net transfers from (to) J&J” within financing activities, and in the Condensed Consolidated Statements of Equity as “Net transfers to J&J.”

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Estimates are used when accounting for, among other things, sales discounts, trade promotions, rebates, allowances and incentives, product liabilities, income taxes and related valuation allowance, withholding taxes pension, postretirement benefits, fair value of financial instruments, stock-based compensation assumptions, depreciation, amortization, employee benefits, contingencies, allocations of cost and expenses from J&J and its affiliates, and goodwill and intangible asset and liability valuations. Actual results may or may not differ from those estimates.

Trade Receivable and Allowance for Credit Losses

A summary of the change in the allowance for credit losses during the fiscal three months ended March 31, 2024 and April 2, 2023 is presented below:

	Fiscal Three Months Ended
(Dollars in Millions)	March 31, 2024	April 2, 2023
Allowance for credit losses, beginning of period	$(25)	$(35)
Provision	(1)	(3)
Allowance for credit losses, end of period	$(26)	$(38)

Separation-Related Costs

The Company and J&J incurred certain non-recurring separation-related costs in the establishment of Kenvue as a standalone public company (“Separation-related costs”). Costs incurred by the Company and those costs that were incurred by J&J determined to be for the benefit of the Company are included in the Condensed Consolidated Financial Statements. These Separation-related costs were $67 million and $98 million for the fiscal three months ended March 31, 2024 and April 2, 2023, respectively. The Separation-related costs are included within Cost of sales and Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.

Research and Development

Research and development expenses are expensed as incurred and included within Selling, general, and administrative expenses. Research and development costs were $100 million and $89 million for the fiscal three months ended March 31, 2024 and April 2, 2023, respectively.

Leases

The Company has operating leases for space, vehicles, manufacturing equipment, and data processing equipment. In connection with the Separation, J&J and Kenvue also entered into various lease agreements, in which the Company subleased properties from J&J. The Company has finance leases which primarily includes the Company’s new global corporate headquarters in Summit, New Jersey (as described in the “—Global Corporate Headquarters Lease” section below). Lease terms may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that the Company will exercise that option. The Company’s lease agreements do not contain any significant residual value guarantees or restrictive covenants.

Operating Lease Assets and Liabilities

Right of Use (“ROU”) assets and lease liabilities associated with the Company’s operating leases are included on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 as follows:

	Operating Leases
(Dollars in Millions)	March 31, 2024(1)	December 31, 2023(2)
ROU assets included in:
Other assets	$140	$139
Total ROU assets	140	139
Lease liabilities included in:
Accrued liabilities	44	44
Other liabilities	98	97
Total lease liabilities	$142	$141
(1) Includes leases with J&J of $47 million of ROU assets, $12 million of current lease liabilities, and $35 million of non-current lease liabilities.
(2) Includes leases with J&J of $52 million of ROU assets, $13 million of current lease liabilities, and $39 million of non-current lease liabilities.

Global Corporate Headquarters Lease

On April 20, 2023, the Company entered into a long-term lease for a newly renovated office building and a newly constructed research and development building in Summit, New Jersey (the “Global Corporate Headquarters Lease”). When completed, it will encompass a total of approximately 290,000 square feet and serve as the Company’s new global corporate headquarters and research and development center.

The lease associated with the corporate office building, accounted for as a finance lease, commenced in January 2024 and includes an initial term of 15 years as well as renewal options, which the Company is reasonably certain to exercise, that will extend the term of the lease through 2060. As a result of this lease commencement, the Company recorded an initial ROU asset and corresponding finance lease liability each totaling $93 million. The finance lease liability was calculated utilizing an incremental borrowing rate of 4.75% to discount lease payments over the expected term. For the fiscal three months ended March 31, 2024, the ROU assets obtained in exchange for finance lease liabilities totaled $93 million.

ROU assets and lease liabilities associated with the Company’s finance lease in connection with the corporate office building are included on the Condensed Consolidated Balance Sheet as of March 31, 2024 as follows:

(Dollars in Millions)	March 31, 2024
ROU assets included in:
Property, plant, and equipment, net	$92
Lease liabilities included in:
Long-term debt	$94

In addition to the corporate office building, the campus also includes a laboratory building to principally support research and development and land to be used for amenities. The lease associated with the land where the research and development building will be constructed commenced in May 2024, and the lease associated with the land to be used for amenities is expected to commence in January 2026. The relocation to this campus is expected to occur in 2025 for the office building and continue through 2026 for the new research and development building. The Company will continue to operate from its interim corporate headquarters in Skillman, New Jersey, until that time.

Assets Held for Sale

The Company classifies assets as held for sale when: 1) management has committed to a plan to sell the assets, 2) the assets are available for immediate sale, 3) there is an active program to locate a buyer, and 4) the sale and transfer of the asset is probable within one year. On February 21, 2024, the Company listed its interim corporate headquarters in Skillman, New Jersey for sale, which met the criteria to be classified as held for sale at that date. The held for sale asset is measured at the lower of the carrying amount or the fair value less costs to sell.

The results of the impairment test performed indicated that the carrying value of the Skillman, New Jersey facility exceeded its estimated fair value less costs to sell by $68 million. As a result, the Company recorded an impairment charge equivalent to that amount within Other operating expense (income), net in the Condensed Consolidated Statement of Operations for the fiscal three months ended March 31, 2024. The fair value of the held for sale asset was determined utilizing third-party sales pricing as an input. The inputs utilized in the analysis are classified as Level 3 inputs within the fair value hierarchy.

The Company recorded the remaining asset held for sale balance related to the Skillman, New Jersey facility within Other current assets on the Condensed Consolidated Balance Sheet as of March 31, 2024.

Supplier Finance Program

The Company has facilitated a voluntary supply chain finance program to provide some of its suppliers with the opportunity to sell receivables due from the Company (the Company’s accounts payables) to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The Company is not a party to the arrangements between the suppliers and the third-party financial institutions. The Company’s obligations to its suppliers, including amounts due, and scheduled payment dates (which have general payment terms of 90 days), are not affected by a participating supplier’s decision to participate in the program. As of March 31, 2024 and December 31, 2023, the Company’s accounts payable balances included $267 million and $227 million, respectively, related to invoices from suppliers participating in the supplier finance program.

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

In connection with the Separation, J&J and Kenvue entered into a separation agreement (the “Separation Agreement”) on May 3, 2023. Under the Separation Agreement, transfer of certain assets and liabilities of the Consumer Health Business in certain jurisdictions (each, a “Deferred Local Business”) was not completed prior to the Kenvue IPO and was deferred due to certain precedent conditions, which include ensuring compliance with applicable law and obtaining necessary governmental approvals and other consents, and for other business reasons. At the Kenvue IPO and until the Deferred Local Business transfers to the Company, J&J 1) holds and operates the Deferred Local Businesses on behalf of and for the benefit of the Company, and 2) will use reasonable best efforts to treat and operate, insofar as reasonably practicable and to the extent permitted by applicable law, each such Deferred Local Business in the ordinary course of business in all material respects consistent with past practice. The benefits and costs related to these Deferred Local Businesses will be assumed by the Company (see below “—Net Economic Benefit Arrangements”). In addition, the Company and J&J will use reasonable best efforts to take all actions to transfer each Deferred Local Business as promptly as reasonably practicable. When the precedent conditions are met, the Deferred Local Businesses will be transferred to the Company as per the terms of the arrangement with J&J.

The Company determined that certain Deferred Local Businesses that are legal entities (“Deferred Legal Entities”) are VIEs for which Kenvue is the primary beneficiary, since Kenvue has the power to direct the activities that most significantly impact such Deferred Legal Entities’ economic performance, as well as to obtain all of the economic benefits and losses of such entities. These significant activities include, but are not limited to, product pricing, marketing and sales strategy, supply chain strategy, material supply and vendor management, budget planning, and labor and overhead management. Accordingly, the assets and liabilities of these entities are recognized on the Condensed Consolidated Balance Sheets at their historical carrying amounts as of the date when the Company entered into the arrangement, since the primary beneficiary of the VIEs and the VIEs themselves were under common control. Additionally, the results of the operations and cash flows are included within the Condensed Consolidated Financial Statements.

All Deferred Legal Entities are exposed to similar operational risks and are therefore monitored and evaluated on a similar basis by management. Accordingly, the financial information for Deferred Legal Entities has been aggregated and the following table summarizes the consolidated assets and liabilities of these entities, on the Condensed Consolidated Balance Sheets. The amounts represented in this table are only those assets of the VIEs that can be used to settle only the VIE’s obligations and the VIE’s creditors (or beneficial interest holders) have no recourse against the general credit of the primary beneficiary.

(Dollars in Millions)	March 31, 2024
Assets
Current assets
Cash and cash equivalents	$116
Trade receivables, less allowances for credit losses	56
Inventories	18
Prepaid expenses and other receivables	1
Other current assets	3
Total current assets	194
Property, plant, and equipment, net	2
Deferred taxes on income	1
Other assets	1
Total assets	$198
Liabilities
Current liabilities
Accounts payable	$7
Accrued liabilities	9
Accrued rebates, returns, and promotions	14
Accrued taxes on income	5
Total current liabilities	35
Total liabilities	$35

The Company recognized Net income of $2 million and $0 million related to the Deferred Legal Entities for the fiscal three months ended March 31, 2024 and April 2, 2023, respectively, in the Condensed Consolidated Statements of Operations.

Net Economic Benefit Arrangements

With respect to certain Deferred Legal Entities and the Deferred Local Businesses that are not legal entities (“Deferred Markets”), the Company and J&J entered into net economic benefit arrangements effective on April 4, 2023, pursuant to which, among other things, J&J will transfer to the Company the net profits from the operations of each of the Deferred Markets (or, in the event the operations of any such Deferred Markets result in net losses to J&J, the Company will reimburse J&J for the amount of such net losses).

The Company recognized a net payable to J&J of $32 million in relation to the net economic benefit arrangements as of March 31, 2024 on the Condensed Consolidated Balance Sheet. The Company recognized $14 million and $0 million of Net income in relation to the net economic benefit arrangements for the fiscal three months ended March 31, 2024 and April 2, 2023, respectively, in the Condensed Consolidated Statements of Operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to current fiscal year presentation.

Change in Accounting Principle

Global Intangible Low-Taxed Income (“GILTI”) Accounting Method Change

Effective in the fiscal three months ended October 1, 2023, the Company changed the accounting principle for GILTI from the deferred approach to the period cost approach. In 2018, the Financial Accounting Standards Board (“FASB”) provided companies with an accounting policy choice in determining whether to measure the deferred tax effects of GILTI or to treat GILTI as a period cost. J&J elected to account for the deferred effects of GILTI in 2018. However, as a standalone company that operates in a different industry with different peers than J&J, treating GILTI as a period cost is the prevailing accounting policy that the Company’s peers have elected. Therefore, management believes that the change in accounting is preferable as it does not believe that the impact of deferred taxes on GILTI provides a meaningful measure of future GILTI tax costs.

The effects of the change in accounting principle to the Condensed Consolidated Financial Statements were as follows:

	Fiscal Three Months Ended
	April 2, 2023
(Dollars in Millions, Except Per Share Data)	Prior to Change	Effect of Change	As Adjusted
Condensed Consolidated Statement of Operations:
Income before taxes	$609	$—	$609
Provision for taxes	279	(139)	140
Net income	$330	$139	$469

Basic net income per share	$0.19	$0.08	$0.27
Diluted net income per share	$0.19	$0.08	$0.27

	Fiscal Three Months Ended
	April 2, 2023
(Dollars in Millions, Except Per Share Data)	Prior to Change	Effect of Change	As Adjusted
Condensed Consolidated Statement of Comprehensive (Loss) Income:
Foreign currency translation, net of taxes	$161	$2	$163
Other comprehensive income	$214	$2	$216

	Fiscal Three Months Ended
	April 2, 2023
(Dollars in Millions)	Prior to Change	Effect of Change	As Adjusted
Condensed Consolidated Statement of Equity:
Net investment from J&J	$25,474	$(49)	$25,425
Accumulated other comprehensive loss	(5,453)	(2)	(5,455)
Cumulative effect adjustment to beginning balance	$20,021	$(51)	$19,970
Net income	$330	$139	$469
Other comprehensive income	$214	$2	$216
Stock-based compensation	$35	$—	$35
Net transfers to J&J	$(318)	$—	$(318)
Ending balance	$20,282	$90	$20,372

	Fiscal Three Months Ended
	April 2, 2023
(Dollars in Millions)	Prior to Change	Effect of Change	As Adjusted
Condensed Consolidated Statement of Cash Flows:
Net income	$330	$139	$469
Deferred income taxes	$167	$(139)	$28

Recent Accounting Standards

SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors

In March 2024, the SEC adopted final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors (“SEC Release No. 33-11275”) is intended to enhance and standardize climate-related disclosures. SEC Release No. 33-11275 requires disclosure of governance, risk management, and strategy related to material climate-related risks as well as disclosure of material greenhouse gas emissions in registration statements and annual reports. In addition, certain disclosures as it relates to severe weather events and other natural conditions and carbon offsets and renewable energy credits would also be required. The SEC voluntarily stayed the final rules pending completion of judicial review following legal challenges. The rules are effective for large accelerated filers for annual periods ending December 31, 2025, pending resolution of the stay. The Company is currently assessing the impact of these rules on the Condensed Consolidated Financial Statements.

Accounting Standards Update (“ASU”) 2023-09: Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances the transparency of income tax disclosures, primarily by requiring public business entities to disclose 1) consistent categories and greater disaggregation of information in the rate reconciliations and 2) the disclosure of income taxes paid disaggregated by jurisdiction, among other requirements. This guidance is effective for public entities for the fiscal years beginning after December 15, 2024, and early adoption is permitted. The amendments are applicable on a prospective basis, although retrospective basis is also permitted. The Company is currently evaluating this guidance and the impact on its income tax disclosures.

ASU 2023-07: Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 scopes in entities with a single reportable segment and requires those entities to provide all disclosures required in Topic 280. Among other various new disclosures, ASU 2023-07 additionally requires that current annual disclosures about a reportable segment’s profit or loss and assets also be provided in interim periods. Enhanced reporting requirements for all entities includes disclosure of 1) significant segment expenses, 2) the title and position of the chief operating decision maker (the “CODM”), and 3) how the CODM uses disclosed measure(s) of a segment’s profit or loss in assessing segment performance and allocating resources. This guidance is effective for public entities for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Companies are required to apply the amendments retrospectively to all prior periods presented in the financial statements and early adoption is permitted. The Company is currently evaluating this guidance and expects that adoption will result in new disclosures, including significant segment expenses.

No other new accounting standards that were issued or became effective during the fiscal three months ended March 31, 2024 had, or are expected to have, a significant impact on the Condensed Consolidated Financial Statements.

2. Inventories

As of March 31, 2024 and December 31, 2023, inventories were comprised of:

(Dollars in Millions)	March 31, 2024	December 31, 2023
Raw materials and supplies	$313	$304
Goods in process	113	115
Finished goods	1,458	1,432
Total inventories	$1,884	$1,851

3. Intangible Assets and Goodwill

As of March 31, 2024 and December 31, 2023, the gross and net amounts of intangible assets were:

	March 31, 2024			December 31, 2023
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Patents and trademarks	$4,323	$(1,705)	$2,618	$4,444	$(1,698)	$2,746
Customer relationships	2,071	(1,132)	939	2,125	(1,151)	974
Other intangibles	1,309	(673)	636	1,320	(669)	651
Total definite-lived intangible assets	$7,703	$(3,510)	$4,193	$7,889	$(3,518)	$4,371
Indefinite-lived intangible assets:
Trademarks	$5,130	$—	$5,130	$5,187	$—	$5,187
Other	55	—	55	61	—	61
Total intangible assets, net	$12,888	$(3,510)	$9,378	$13,137	$(3,518)	$9,619

Gross carrying amount changes for the fiscal three months ended March 31, 2024 and December 31, 2023 were driven by currency translations. No intangible asset impairments were recognized for both the fiscal three months ended March 31, 2024 and April 2, 2023.

Amortization expense for the Company’s amortizable assets for the fiscal three months ended March 31, 2024 and April 2, 2023, which is included in Cost of sales, was $74 million and $81 million, respectively.

Goodwill by reportable segment was as follows:

(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total
Goodwill as of December 31, 2023	$5,308	$2,315	$1,648	$9,271
Currency translation	(149)	(72)	(18)	(239)
Goodwill as of March 31, 2024	$5,159	$2,243	$1,630	$9,032

4. Borrowings

The components of the Company’s debt as of March 31, 2024 and December 31, 2023 were as follows:

(Dollars in Millions)	March 31, 2024	December 31, 2023
Senior Notes
5.50% Senior Notes due 2025	$750	$750
5.35% Senior Notes due 2026	750	750
5.05% Senior Notes due 2028	1,000	1,000
5.00% Senior Notes due 2030	1,000	1,000
4.90% Senior Notes due 2033	1,250	1,250
5.10% Senior Notes due 2043	750	750
5.05% Senior Notes due 2053	1,500	1,500
5.20% Senior Notes due 2063	750	750
Other(1)	101	9
Discounts and debt issuance costs	(68)	(72)
Total	$7,783	$7,687
Less: Current portion of long-term debt—principal amount	(750)	—
Total long-term debt	$7,033	$7,687
Current portion of long-term debt—principal amount	750	$—
Commercial paper	769	600
Discounts and debt issuance costs	(3)	(1)
Other	6	—
Total loans and notes payable	$1,522	$599
Total debt	$8,555	$8,286
(1) As of March 31, 2024, Other includes $94 million of finance lease liabilities associated with the Global Corporate Headquarters Lease. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Leases,” for more information.

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

Prior to the Kenvue IPO, the Company issued $1.25 billion under its Commercial Paper Program which, collectively with the Senior Notes, are referred to as the “Debt Financing Transactions.” As of March 31, 2024, the Company had $767 million of outstanding balances under its Commercial Paper Program, net of a related discount of $2 million.

Revolving Credit Facility

On March 6, 2023, the Company entered into a credit agreement providing for a five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $4.0 billion to be made available in U.S. dollars and Euros. As of March 31, 2024, the Company had no outstanding balances under its Revolving Credit Facility.

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

Interest Expense, Net

The amount included in Interest expense, net in the Condensed Consolidated Statements of Operations consists of the following:

	Fiscal Three Months Ended
(Dollars in Millions)	March 31, 2024	April 2, 2023
Interest expense	$109	$11
Interest income	(14)	(10)
Total interest expense, net	$95	$1

Fair Value of Debt

The Company’s debt was recorded at the carrying amount. The estimated fair value of the Company’s Senior Notes was $7.7 billion as of March 31, 2024. Fair value was estimated using market prices using quoted prices in active markets which would be considered Level 2 in the fair value hierarchy. The carrying value of the commercial paper notes approximated the fair value as of March 31, 2024 due to the nature and short-term duration of the instrument.

Compliance with Covenants

As of March 31, 2024, the Company was in compliance with all debt covenants, and no default or event of default has occurred.

5. Pensions

Single Employer Plans

Net periodic benefit costs for the Company’s defined benefit retirement plans sponsored by the Company for the fiscal three months ended March 31, 2024 and April 2, 2023 included the following components:

	Fiscal Three Months Ended
(Dollars in Millions)	March 31, 2024	April 2, 2023
Service cost	$7	$5
Interest cost	7	3
Amortization of loss	1	—
Expected return on plan assets	(9)	(3)
Total net periodic benefit cost	$6	$5

The service cost component of net periodic benefit cost is presented in the same line items in the Condensed Consolidated Statements of Operations where other employee compensation costs are reported, including Cost of sales and Selling, general, and administrative expenses. All other components of net periodic benefit costs are presented as part of Other expense, net in the Condensed Consolidated Statements of Operations.

Participation in J&J Plans

J&J has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. J&J also provides medical benefits, principally to its U.S. retirees and their dependents through its other postretirement benefit plans. Prior to the Separation, the Company’s employees participated in J&J’s defined benefit pension plans, which were accounted for as multiemployer plans, and assets and liabilities associated with these plans were not reflected on the Condensed Consolidated Balance Sheets. After the Separation, the Company no longer had any multiemployer plans, as they were all converted to a multiple employer pension plan or a single-employer pension plan. The Condensed Consolidated Statement of Operations for the fiscal three months ended April 2, 2023 includes expense allocations for these benefits, which were determined using a proportional allocation method. Total benefit plan expense allocated to the Company amounted to $16 million for the fiscal three months ended April 2, 2023.

6. Accrued and Other Liabilities

Accrued liabilities consisted of:

(Dollars in Millions)	March 31, 2024	December 31, 2023
Accrued expenses	$429	$465
Accrued compensation and benefits	171	406
Operating lease liabilities	44	44
Tax indemnification liability(1)	170	113
Other accrued liabilities	269	428
Total accrued liabilities	$1,083	$1,456

Other liabilities, non-current, consisted of:

(Dollars in Millions)	March 31, 2024	December 31, 2023
Accrued income taxes	$173	$188
Operating lease liabilities	98	97
Tax indemnification liability(1)	143	141
Other accrued liabilities	127	65
Total other liabilities	$541	$491
(1) The balances primarily relate to the Tax Matters Agreement entered into with J&J on May 3, 2023 that governs the parties’ respective rights, responsibilities, and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes. See Note 9, “Relationship with J&J—Tax Indemnification,” for more information.

7. Accumulated Other Comprehensive Loss

Components of Accumulated other comprehensive loss consisted of the following:

(Dollars in Millions)	Foreign Currency Translation	Employee Benefit Plans	Gain On Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
December 31, 2023	$(5,257)	$(167)	$47	$(5,377)
Comprehensive (loss) income before reclassifications	(280)	2	(21)	(299)
Amounts reclassified to the Condensed Consolidated Statements of Operations	—	1	—	1
Net current period Comprehensive (loss) income	(280)	3	(21)	(298)
March 31, 2024	$(5,537)	$(164)	$26	$(5,675)

(Dollars in Millions)	Foreign Currency Translation	Employee Benefit Plans	Gain On Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
January 1, 2023	$(5,476)	$12	$9	$(5,455)
Comprehensive (loss) income before reclassifications	163	14	51	228
Amounts reclassified to the Condensed Consolidated Statements of Operations	—	—	(12)	(12)
Net current period Comprehensive (loss) income	163	14	39	216
April 2, 2023	$(5,313)	$26	$48	$(5,239)

Amounts in Accumulated other comprehensive loss are presented net of the related tax impact. Foreign currency translation is not adjusted for income taxes where it relates to permanent investments in international operations. For additional details on comprehensive income, see the Condensed Consolidated Statements of Comprehensive (Loss) Income.

The provision (benefit) for taxes allocated to the components of Accumulated other comprehensive loss before reclassification are as follows:

	Fiscal Three Months Ended
(Dollars in Millions)	March 31, 2024	April 2, 2023
Foreign currency translation	$(2)	$19
Employee benefit plans	—	1
Gain on cash flow hedges	10	13
Total provision for taxes recognized in Accumulated other comprehensive loss	$8	$33

The provision (benefit) for taxes allocated to the reclassifications from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Operations was not significant for both the fiscal three months ended March 31, 2024 and April 2, 2023.

8. Stock-Based Compensation

The 2023 Long-Term Incentive Plan (the “Kenvue 2023 Plan”) provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units (“RSUs”), performance stock units (“PSUs”), other stock-based awards, and cash awards to eligible employees, non-employee directors, independent contractors, and consultants of the Company and its subsidiaries and affiliated entities.

For the fiscal three months ended March 31, 2024, stock-based compensation expense was recognized resulting from the grant of stock-based awards under the Kenvue 2023 Plan, which were denominated in shares of Kenvue common stock.

On August 23, 2023 (the “Conversion Date”), J&J equity-based awards held by Kenvue employees were accounted for as if they were forfeited by J&J and generally replaced by Kenvue equity-based awards under the Kenvue 2023 Plan with terms consistent to those applicable to the J&J awards, subject to adjustments to the number of underlying awards and option exercise prices to preserve the award’s value, except for certain performance-based awards that were replaced with Kenvue RSU awards.

For the fiscal three months ended April 2, 2023, stock-based compensation expense was driven by stock-based awards granted under J&J’s long-term incentive plans, which were denominated in shares of J&J common stock.

The classification of stock-based compensation expense for the fiscal three months ended March 31, 2024 and April 2, 2023 was as follows:

	Fiscal Three Months Ended
(Dollars in Millions)	March 31, 2024	April 2, 2023
Cost of sales	$36	$4
Selling, general, and administrative expenses	45	31
Total stock-based compensation expense	$81	$35

The increase in stock-based compensation expense was primarily driven by a higher grant date fair value and shorter expense attribution period of the converted Kenvue stock-based awards outstanding in the current period as compared to stock-based awards outstanding in the prior period, which were granted under the J&J plans prior to the Conversion Date, as well as the grant of the Founder Shares (as defined in Note 15, “Segments of Business—Segment Net Sales and Segment Adjusted Operating Income”) on October 2, 2023.

Stock Options

During the fiscal three months ended March 31, 2024, the Company granted 13,496,000 stock options. The stock options expire 10 years from the grant date and vest over service periods that range from one year to four years.

The weighted average grant date fair value of stock options granted during the fiscal three months ended March 31, 2024 was $3.17. The grant date fair value of each stock option is estimated using the Black-Scholes option valuation model. The weighted average assumptions used in calculating the grant date fair value of stock options granted during the fiscal three months ended March 31, 2024 were as follows:

Fiscal Three Months Ended
March 31, 2024
Expected volatility(1)	21.3%
Expected dividend yield(2)	3.9%
Risk-free rate(3)	4.1%
Expected term(4)	6
(1) Expected volatility is based on the historical volatility of a selected group of the Company’s peers and other factors.
(2) Expected dividend yield is calculated using the assumed dividend payout per common share as a percentage of the average Kenvue common share price for the prior three-month period, which is then annualized.
(3) Risk-free rate is based on the U.S. Treasury yield curve in effect as of the grant date for options granted.
(4) Given the lack of trading history of Kenvue common stock as of the time of valuation, the expected term is calculated as the average of the vesting periods and the contractual terms of the stock options.

Restricted Stock Units and Performance Stock Units

During the fiscal three months ended March 31, 2024, the Company granted 6,963,000 RSUs which vest over service periods that range from one year to three years. The weighted average grant date fair value of RSUs granted during the fiscal three months ended March 31, 2024 was $19.02. The grant date fair value of RSUs granted is equivalent to the close price of Kenvue common stock on the New York Stock Exchange on the grant date. All RSUs granted have dividend participation rights during the vesting period.

During the fiscal three months ended March 31, 2024, the Company granted 1,180,000 PSUs which are paid in shares of Kenvue’s common stock after the end of a three-year performance period. The vesting of PSUs is tied to the completion of a three-year service period and the achievement, over a three-year period, of specified performance metrics as well as the relative total shareholder return for Kenvue common stock. The number of shares earned at the end of the three-year performance period will vary, based on actual performance, from 0% to 200% of the target number of PSUs granted. The grant date fair value of each PSU, inclusive of the fair value associated with the achievement of the specified performance metrics and the relative total shareholder return goal, was estimated on the grant date using a Monte Carlo valuation model. The weighted average grant date fair value of PSUs granted during the fiscal three months ended March 31, 2024 was $18.60. During the three-year performance period, stock-based compensation expense for the PSUs will be adjusted based on the Company’s best estimate of achievement of the specified performance metrics. The cumulative effect on current and prior periods of a change in the estimated number of PSUs that are expected to be earned will be recognized as an adjustment to stock-based compensation expense in the period of the adjustment.

9. Relationship with J&J

On August 23, 2023, Kenvue became a fully independent company upon the completion of the Exchange Offer (see Note 1, “Description of the Company and Summary of Significant Accounting Policies—Description of the Company and Business Segments”), and J&J ceased to be a related party on that date. The Company continues to have material agreements with J&J—see “—Transactions with J&J, including the Separation Agreement” section within this footnote for additional details of these material agreements that govern the Company’s relationship with J&J.

Cost Allocations from J&J Prior to Kenvue IPO

Prior to the Kenvue IPO, J&J provided significant support functions to the Company. The Condensed Consolidated Financial Statements reflect an allocation of these costs. Similarly, certain of the Company’s operations provided support to J&J’s affiliates and related costs for support were charged to J&J’s affiliates. Allocated costs included in Cost of sales in the Condensed Consolidated Statements of Operations related to enterprise-wide support primarily consisting of facilities, insurance, logistics, quality, and compliance, which were predominantly allocated based on Net sales. Allocated costs included in Selling, general, and administrative expenses primarily related to finance, human resources, benefits administration, procurement support, information technology, legal, corporate strategy, corporate governance, other professional services, and general commercial support functions, and were predominantly allocated based on Net sales or headcount. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Basis of Presentation.”

Prior to Kenvue becoming a fully independent company, the allocations (excluding stock-based compensation expense), net of costs charged to J&J’s affiliates reflected in the Condensed Consolidated Statement of Operations for the fiscal three months ended April 2, 2023 were as follows:

Fiscal Three Months Ended
(Dollars in Millions)	April 2, 2023
Cost of sales	$9
Selling, general, and administrative expenses	87
Total costs allocated	$96

Management believes these cost allocations are a reasonable reflection of the utilization of services provided to, or the benefit derived by, the Company during the period presented. The allocations may not, however, be indicative of the actual expenses that would have been incurred had the Company operated as a standalone public company. Actual costs that may have been incurred if the Company had been a standalone public company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by the Company’s employees, and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology, and infrastructure. No allocations were made after Kenvue became a fully independent company.

Net Transfers to J&J

Net transfers to J&J are included in Net investment from J&J in the Condensed Consolidated Statements of Equity and within financing activities in the Condensed Consolidated Statements of Cash Flows and represent the net effect of transactions between the Company and J&J. No transactions were recorded in Net transfers to J&J subsequent to the fiscal three months ended July 2, 2023.

The components of Net transfers to J&J for the fiscal three months ended April 2, 2023 were as follows:

Fiscal Three Months Ended
(Dollars in Millions)	April 2, 2023
Cash pooling and general financing activities	$(409)
Corporate cost allocations	96
Taxes deemed settled with J&J	27
Net transfers to J&J as reflected in the Condensed Consolidated Statement of Cash Flows	$(286)
Other	(32)
Net transfers to J&J as reflected in the Condensed Consolidated Statement of Equity	$(318)

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

In connection with the Kenvue IPO, J&J and Kenvue also entered into various other material agreements. These agreements were entered into on May 3, 2023, unless otherwise indicated, and consist of the following:

~~•~~a tax matters agreement (the “Tax Matters Agreement”), which governs J&J’s and Kenvue’s respective rights, responsibilities and obligations with respect to all tax matters, including tax liabilities, tax attributes, tax contests, and tax returns (See “—Tax Indemnification” below);
•an employee matters agreement, which addresses certain employment, compensation, and benefits matters, including the allocation and treatment of certain assets and liabilities relating to Kenvue’s employees and compensation and benefit plans and programs in which Kenvue’s employees participate prior to the date of the Distribution;
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
•a transition services agreement (the “Transition Services Agreement”), pursuant to which J&J provides to Kenvue certain services for terms of varying duration following the Kenvue IPO;
•a transition manufacturing agreement (the “Transition Manufacturing Agreement”), pursuant to which J&J provides to Kenvue certain manufacturing services for terms of varying duration following the Kenvue IPO; and
•a registration rights agreement, pursuant to which Kenvue granted to J&J certain registration rights with respect to the shares of Kenvue common stock owned by J&J following the completion of the Kenvue IPO.

In connection with the Separation, J&J and Kenvue also entered into various operating lease agreements, in which the Company subleased properties from J&J. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Leases,” for more information.

The Company had the following balances and transactions with J&J and its affiliates, primarily in connection with the Tax Matters Agreement, Transition Services Agreement, and the Transition Manufacturing Agreement, reported in the Condensed Consolidated Financial Statements:

(Dollars in Millions)	March 31, 2024	December 31, 2023
Prepaid expenses and other receivables	$240	$213
Accounts payable and accrued liabilities	$548	$486
Other assets	$77	$87
Other liabilities	$154	$153

	Fiscal Three Months Ended
(Dollars in Millions)	March 31, 2024	April 2, 2023
Cost of sales	$62	$—
Selling, general, and administrative expenses	$63	$—

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

The Company recorded a net liability totaling approximately $231 million for income and non-income indemnification tax payables and refunds, unrecognized tax benefits and associated interest due to J&J as Prepaid expenses and other receivables and Accrued liabilities for current assets and current liabilities, respectively, and to Other assets and Other liabilities for non-current assets and non-current liabilities, respectively, on the Condensed Consolidated Balance Sheet as of March 31, 2024.

10. Other Operating Expense (Income), Net and Other Expense, Net

Other operating expense (income), net for the fiscal three months ended March 31, 2024 and April 2, 2023 consisted of:

	Fiscal Three Months Ended
(Dollars in Millions)	March 31, 2024	April 2, 2023
Litigation expense	$2	$—
Royalty income	(9)	(7)
Gain on disposal of fixed assets	—	(9)
Impact of Deferred Markets(1)	15	—
Fixed asset impairment(2)	68	—
Other(3)	2	(1)
Total other operating expense (income), net	$78	$(17)
(1) Includes the provision for taxes, minority interest expense, and service fees to be paid to J&J under the net economic benefit arrangements. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Variable Interest Entities and Net Economic Benefit Arrangements,” for more information regarding Deferred Markets.
(2) Represents the impairment charge recorded on the held for sale asset associated with the Company’s interim corporate headquarters in Skillman, New Jersey. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Assets Held for Sale,” for more information.
(3) Includes impact of foreign derivative contracts and other miscellaneous operating (income) expenses.

Other expense, net for the fiscal three months ended March 31, 2024 and April 2, 2023 consisted of:

	Fiscal Three Months Ended
(Dollars in Millions)	March 31, 2024	April 2, 2023
Currency (gains)/losses on transactions	$(4)	$16
Losses on investments	31	7
Other(1)	1	7
Total other expense, net	$28	$30
(1) Other consists primarily of net periodic benefit costs other than service cost components and miscellaneous non-operating (income) expenses.

11. Income Taxes

For interim financial statement purposes, U.S. GAAP provision (benefit) for taxes related to ordinary income is determined by applying an estimated annual effective income tax rate against a company’s ordinary income, subject to certain limitations on the benefit of losses. Provision (benefit) for taxes related to items not characterized as ordinary income is recognized as a discrete item when incurred. The estimation of the Company’s income tax provision requires the use of management forecasts and other estimates, application of statutory income tax rates, and an evaluation of valuation allowances. The Company’s estimated annual effective income tax rate may be revised, if necessary, in each interim period. Effective in the fiscal three months ended October 1, 2023, the Company changed its accounting principle for GILTI from the deferred approach to the period cost approach. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Change in Accounting Principle.”

The worldwide effective income tax rates for the fiscal three months ended March 31, 2024 and April 2, 2023 were 30.7% and 23.0%, respectively. The increase for the fiscal three months ended March 31, 2024 as compared to the fiscal three months ended April 2, 2023 was primarily the result of reduced benefits for foreign tax credits, prior year releases of tax reserves due to statute of limitations expiring, and shortfall on stock-based compensation.

As discussed in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Basis of Presentation,” prior to April 4, 2023, the Company operated as a segment of J&J and not as a separate entity. Accordingly, the effective worldwide income tax rate for the fiscal three months ended April 2, 2023 was calculated using the separate return method as if the Company filed income tax returns on both a standalone basis and on a carve-out basis. This resulted in the inclusion of certain hypothetical foreign tax credit benefits that did not exist following the Kenvue IPO.

As of March 31, 2024, the Company had approximately $174 million of liabilities from unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries. The Company and J&J currently have tax audits in progress in several jurisdictions, which remain open from 2008 and forward. With respect to the United States, per the Tax Matters Agreement between J&J and the Company, J&J remains liable for all liabilities related to the final settlement of any U.S. federal income tax audits in which the Company is part of J&J’s federal consolidated return. In other major jurisdictions where the Company conducts business, the years that remain open to tax audits range from 2015 and forward. The Company believes it is possible that certain tax audits in major jurisdictions where the Company conducts business outside of the United States may be completed over the next 12 months by their respective taxing authorities. However, the Company is not able to provide a reasonably reliable estimate of the timing of any future tax payments or the amount of possible changes to the total unrecognized tax benefits associated with any audit closures or other events. The Company classifies liabilities for unrecognized tax benefits and related interest and penalties as long-term liabilities on the Condensed Consolidated Balance Sheets. Interest expense and penalties related to unrecognized tax benefits are classified as provision for taxes in the Condensed Consolidated Statements of Operations.

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 (“IRA”), which, among other things, introduces a 15% minimum tax based on adjusted financial statement income of certain large corporations with a three-year average adjusted financial statement income in excess of $1 billion, an excise tax on corporate stock buybacks, and several tax incentives to promote clean energy. Based on the Company’s current analysis, as well as recently published guidance by the IRS, the IRA did not have a significant impact on the Condensed Consolidated Financial Statements. The Company will continue to evaluate the impact of this law as additional guidance and clarification becomes available.

The Company has included the estimated impact of enacted legislation related to the Organization for Economic Co-operation Development’s (“OECD”) Pillar Two Inclusive Framework in its provision for taxes beginning in the fiscal three months ended March 31, 2024. While the estimated impact is not material, it is possible that further OECD implementation guidance, or legislation in countries in which the Company operates, could have a material effect on the Company’s provision for taxes in the future.

12. Net Income Per Share

The Company had 1,919,648,483 shares of common stock issued and 1,914,698,483 shares of common stock outstanding as of March 31, 2024. Prior to the completion of the Kenvue IPO, the Company had 1,716,160,000 shares of common stock outstanding, of which 1,716,159,990 shares were issued to J&J through a subscription agreement in May 2023. On May 8, 2023, the Kenvue IPO was completed through the sale of 198,734,444 shares of common stock, including the underwriters’ full exercise of their option to purchase 25,921,884 shares to cover over-allotments. For all periods prior to the Kenvue IPO, the shares issued through the subscription agreement are being treated akin to shares attributable to a stock split and, as a result, are being retrospectively presented for all of the periods.

Diluted net income per share is computed by giving effect to all potentially dilutive equity instruments or equity awards that are outstanding during the period. During the fiscal three months ended March 31, 2024, 57,601,000 shares were determined to be anti-dilutive under the treasury stock method and therefore were excluded from the diluted net income per share calculation. There were no equity awards of the Company outstanding prior to the Kenvue IPO and no dilutive equity instruments of the Company outstanding prior to the Exchange Offer.

Net income per share for the fiscal three months ended March 31, 2024 and April 2, 2023 was calculated as follows:

	Fiscal Three Months Ended
(In Millions, Except Per Share Data)	March 31, 2024	April 2, 2023
Net income	$296	$469

Basic weighted average number of shares outstanding	1,915	1,716
Diluted effects of stock-based awards	5	—
Diluted weighted average number of shares outstanding	1,920	1,716

Net income per share:
Basic	$0.15	$0.27
Diluted	$0.15	$0.27

13. Fair Value Measurements

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

The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2024				December 31, 2023
(Dollars in Millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Forward foreign exchange contracts	$44	$—	$44	$—	$63	$—	$63	$—
Cross currency swap contracts	22		22		—	—	—	—
Total assets	$66	$—	$66	$—	$63	$—	$63	$—
Liabilities:
Forward foreign exchange contracts	$(46)	$—	$(46)	$—	$(50)	$—	$(50)	$—
Cross currency swap contracts	—	—	—	—	(25)	—	(25)	—
Total liabilities	$(46)	$—	$(46)	$—	$(75)	$—	$(75)	$—
Net amount presented in Prepaid expenses and other receivables:	$22	$—	$22	$—	$18	$—	$18	$—
Net amount presented in Accounts payable:	$(15)	$—	$(15)	$—	$(30)	$—	$(30)	$—
Net amount presented in Other assets:	$13	$—	$13	$—	$—	$—	$—	$—

As of March 31, 2024 and December 31, 2023, cash equivalents were $364 million and $329 million, respectively, which were primarily comprised of time deposits and money market funds.

The carrying amount of Cash and cash equivalents, Trade receivables, Prepaid expenses and other receivables, and Loans and notes payable approximated fair value as of March 31, 2024 and December 31, 2023. The fair value of forward foreign exchange contracts is the aggregation by currency of all future cash flows discounted to its present value at the prevailing market interest rates and subsequently converted to the U.S. dollar at the current spot foreign exchange rate. The cross currency swaps are recorded at fair value that is derived from observable market data, including foreign exchange rates and yield curves.

The fair value of the Company’s derivative assets is included in Prepaid expenses and other receivables and Other Assets on the Condensed Consolidated Balance Sheets. The fair value of the Company’s derivative liabilities is included in Accounts payable on the Condensed Consolidated Balance Sheets.

There were no transfers between Level 1, Level 2, or Level 3 during the fiscal three months ended March 31, 2024 and the fiscal twelve months ended December 31, 2023.

The following table sets forth the notional amounts of the Company’s outstanding derivative instruments:

	March 31, 2024			December 31, 2023
(Dollars in Millions)	Forward foreign exchange contracts	Cross currency swap contracts	Total notional amount	Forward foreign exchange contracts	Cross currency swap contracts	Total notional amount
Cash flow hedges	$3,418	$—	$3,418	$3,522	$—	$3,522
Fair value hedges	$106	$—	$106	$—	$—	$—
Net investment hedges	$—	$1,500	$1,500	$—	$500	$500
Undesignated hedging instruments	$553	$—	$553	$588	$—	$588

Cash Flow Hedges

For the fiscal three months ended March 31, 2024 and April 2, 2023, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $(21) million and $39 million, respectively, related to its cash flow hedge portfolio.

Forward Foreign Exchange Contracts

In certain jurisdictions, the Company uses forward foreign exchange contracts to manage its exposures to the variability of foreign exchange rates. Changes in the fair value of derivatives are recorded each period in earnings or Other comprehensive (loss) income, depending on whether the derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction.

Since 2022, the Company has entered into forward foreign exchange contracts to hedge a portion of forecasted cash flows denominated in foreign currency. The terms of these contracts are generally 12 months to 18 months. These contracts are designated as cash flow hedging relationships at the date of contract inception, in accordance with the appropriate accounting guidance. At inception, all designated hedging relationships are expected to be highly effective. These contracts are accounted for using the forward method, and all gains/losses associated with these contracts are recorded in Other comprehensive (loss) income. The Company reclassifies the gains and losses related to these contracts at the time the inventory is sold to the customer into Net sales or Cost of sales and Other expense, net in the Condensed Consolidated Statements of Operations, as applicable.

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

The following table is a summary of the gains and losses recognized on forward foreign exchange contracts designated as cash flow hedges within Other comprehensive (loss) income and the gains and losses reclassified into earnings:

	Fiscal Three Months Ended
	March 31, 2024	April 2, 2023
(Loss) gain recognized in Other comprehensive (loss) income	(11)	17
Gain reclassified from Other comprehensive (loss) income into earnings	1	$11

The following table is a summary of the gains and losses reclassified from Other comprehensive (loss) income into earnings related to the forward foreign exchange contracts for the fiscal three months ended March 31, 2024 and April 2, 2023:

	Fiscal Three Months Ended
	March 31, 2024			April 2, 2023
(Dollars in Millions)	Net Sales	Cost of Sales	Other expense, net	Net Sales	Cost of Sales	Other expense, net
Gain (loss) reclassified from Other comprehensive income into earnings	—	(6)	7	$1	$10	$—

Forward Starting Interest Rate Swaps

Beginning in the fiscal three months ended January 1, 2023, the Company entered into forward starting interest rate swaps in contemplation of securing long-term financing for the Separation or for other long-term financing purposes in the event the Separation did not occur. The Company designated these derivatives as cash flow hedges to reduce future interest rate exposure related to changes in the benchmark interest rate on forecasted 5-year, 10-year, and 30-year bonds that the Company issued in 2023. During the fiscal three months ended April 2, 2023, the Company recorded a gain of $48 million in Accumulated other comprehensive loss, of which $38 million was related to the settlement of its forward starting interest rate swaps upon the issuance of the forecasted debt. The $38 million gain in Accumulated other comprehensive loss will be amortized and recorded in Other expense, net in the Condensed Consolidated Statements of Operations over the life of the 5-year, 10-year, and 30-year bonds. For the fiscal three months ended March 31, 2024 and April 2, 2023, the amounts reclassified from Other comprehensive (loss) income to the Condensed Consolidated Statements of Operations were not significant.

Fair Value Hedges

Forward Foreign Exchange Contracts

During the fiscal three months ended March 31, 2024, the Company entered into forward foreign exchange contracts to hedge against the risk of changes in the fair value of foreign denominated intercompany debt attributable to foreign exchange rate fluctuations. These contracts are designated as fair value hedging relationships at the date of contract inception in accordance with the appropriate accounting guidance. At inception, all designated fair value hedging relationships are expected to be highly effective. The contracts were accounted for using the spot method with changes in the fair value of the contract attributable to the changes in spot rates recorded within Other expense, net in the Condensed Consolidated Statements of Operations. The Company has elected to exclude the changes in the fair value attributable to the difference between the spot price and the forward price, as well as any cross currency basis spread, from the assessment of hedge effectiveness (the “excluded components”). The excluded components were excluded from the assessment of the hedge effectiveness. The initial value of the excluded component was not significant to the Condensed Consolidated Financial Statements as of March 31, 2024. The changes in fair value attributable to the excluded components are recognized in Accumulated other comprehensive loss. The changes in fair value attributable to the excluded components will be recognized in Other expense, net in the Condensed Consolidated Statements of Operations on a systematic and rational basis over the life of the hedging instrument.

Net Investment Hedges

Cross Currency Swap Contracts

During the fiscal three months ended December 31, 2023 and the fiscal three months ended March 31, 2024, the Company designated cross currency swap contracts as net investment hedges to hedge exposure in foreign subsidiaries with local functional currencies. These contracts were accounted for using the spot method with changes in the fair value of the contracts attributable to changes in spot rates recorded within Cumulative Translation Adjustments (“CTA”) as a component of Other comprehensive (loss) income and will remain there until the hedged net investments are sold or substantially liquidated. The Company has elected to exclude the changes in the fair value attributable to time value and spot-forward rate differences (the “excluded net investment hedge components”) from the assessment of the hedge effectiveness. The excluded net investment hedge components associated with the net investment hedge entered into during the fiscal three months ended December 31, 2023 had an initial value of $7 million in the period of inception, and the excluded net investment hedge components associated with the net investment hedge entered into during the fiscal three months ended March 31, 2024 had an initial value of $(7) million in the period of inception. The changes in fair value attributable to the excluded net investment hedge components are recognized into interest expense in the Condensed Consolidated Statements of Operations on a systematic and rational basis through the swap accrual over the life of the hedging instrument.

The following table is a summary of the gains and losses recognized within Other comprehensive (loss) income related to the cross currency swap contracts designated as net investment hedges:

	Fiscal Three Months Ended
(Dollars in Millions)	March 31, 2024	April 2, 2023
Loss recognized in CTA within Other comprehensive (loss) income	$(47)	$—

Other than amounts excluded from effectiveness testing, the Company did not reclassify any gains or losses from CTA within Other comprehensive (loss) income to earnings during the fiscal three months ended March 31, 2024 and April 2, 2023 related to the cross currency swap contracts.

Undesignated Hedging Instruments

Undesignated Forward Foreign Exchange Contracts

Since 2022, the Company has entered into forward foreign exchange contracts to offset the foreign currency exposure related to the settlement of payables and receivables of the Company. These contracts are not designated as cash flow hedging relationships, and the net allocated gains and losses related to these contracts were recognized within Other expense, net in the

Condensed Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, respectively, the Company held forward foreign exchange contracts that were not designated in cash flow hedging relationships with a fair value of $(1) million and $4 million, respectively.

The following table is a summary of the gains and losses recognized within Other expense, net related to the undesignated forward foreign exchange contracts for the fiscal three months ended March 31, 2024 and April 2, 2023:

	Fiscal Three Months Ended
	March 31, 2024	April 2, 2023
(Loss) gain recognized in Other expense, net	(3)	$6

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

Investments in Equity Securities

The Company measures equity investments without readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As of March 31, 2024 and December 31, 2023, such investments totaled $41 million and $71 million, respectively, and were included in Other assets on the Condensed Consolidated Balance Sheets.

14. Commitments and Contingencies

The Company and/or certain of its subsidiaries are involved from time to time in various lawsuits and claims relating to product liability, labeling, marketing, advertising, pricing, intellectual property, commercial contracts, foreign exchange controls, antitrust and trade regulation, labor and employment, indemnification, data privacy and security, environmental, health and safety, tax matters, governmental investigations, and other legal proceedings that arise in the ordinary course of their business.

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. As of March 31, 2024, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accordingly accrued for those contingent liabilities and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments. Accrued liabilities related to litigation matters are included in Accrued liabilities and Other liabilities on the Condensed Consolidated Balance Sheets. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; significant facts are in dispute; procedural or jurisdictional issues exist; the number of potential claims is certain or predictable; comprehensive multi-party settlements are achievable; there are complex related cross-claims and counterclaims; and/or there are numerous parties involved.

In the Company’s opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued on the Condensed Consolidated Balance Sheets, is not expected to have a material adverse effect on the Company’s financial position. However, the resolution of, or increase in accruals for, one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

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

Claims for personal injury have been made against the Company’s subsidiary Johnson & Johnson Consumer Inc. (“JJCI”), along with other third-party sellers of acetaminophen-containing products, in federal court alleging that in utero exposure to acetaminophen (the active ingredient in Tylenol®, an over-the-counter (“OTC”) pain medication) is associated with the development of autism spectrum disorder and/or attention-deficit/hyperactivity disorder in children. In October 2022, lawsuits filed in federal courts in the United States were organized as a multi-district litigation in the U.S. District Court for the Southern District of New York. In February 2024, the court entered final judgment in favor of JJCI and the other sellers of acetaminophen-containing products and dismissed the majority of cases then pending in the multi-district litigation. A Notice of Appeal was filed in March 2024. No trial dates have been set in the remaining actions. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. In addition, lawsuits have been filed in state court against JJCI, the Company and J&J, and lawsuits have been filed in Canada against the Company’s subsidiary Johnson & Johnson Inc. (Canadian affiliate) (“JJI”) and J&J. At this stage in these proceedings, the Company is unable to reasonably estimate either the likelihood or the magnitude of its potential liability arising out of these claims and lawsuits.

General Litigation

In 2006, J&J acquired Pfizer’s OTC business including the U.S. rights to OTC Zantac, which were on-sold to Boehringer Ingelheim (“BI”) as a condition to merger control approval such that BI assumed product liability risk for U.S. sales from and after December 2006. J&J received indemnification from BI and gave Pfizer indemnification in connection with the transfer of the Zantac business to BI from Pfizer, through J&J. In November 2019, J&J received a demand for indemnification from Pfizer, pursuant to the 2006 Stock and Asset Purchase Agreement between J&J and Pfizer. In January 2020, J&J received a demand for indemnification from BI, pursuant to the 2006 Asset Purchase Agreement among J&J, Pfizer, and BI. Pursuant to the agreements, Pfizer and BI have asserted indemnification claims against J&J ostensibly related to Zantac sales by Pfizer. In November 2022, J&J received a demand for indemnification from GlaxoSmithKline LLC, pursuant to the 2006 Stock and Asset Purchase Agreement between J&J and Pfizer, and certain 1993, 1998, and 2002 agreements between Glaxo Wellcome and Warner-Lambert entities. The notices seek indemnification for legal claims related to OTC Zantac (ranitidine) products. Plaintiffs in the underlying actions allege that Zantac and other OTC medications that contain ranitidine may degrade and result in unsafe levels of NDMA (N-nitrosodimethylamine) and can cause or have caused various cancers in individuals using the products and seek declaratory and monetary relief. J&J has rejected all the demands for indemnification relating to the underlying actions. No J&J entity sold Zantac in the United States.

In 2016, JJI sold the Canadian Zantac business to Sanofi Consumer Health, Inc. (“Sanofi”). Under the 2016 Asset Purchase Agreement between JJI and Sanofi (the “2016 Purchase Agreement”), Sanofi assumed certain liabilities including those pertaining to Zantac (ranitidine) product sold by Sanofi after closing and losses arising from or relating to recalls, withdrawals, replacements or related market actions or post-sale warning in respect of products sold by Sanofi after the closing, and JJI is required to indemnify Sanofi for certain other excluded liabilities. In November 2019, JJI received a notice reserving rights to claim indemnification from Sanofi pursuant to the 2016 Purchase Agreement. The notice refers to indemnification for legal claims in class actions and various individual personal injury actions with similar allegations to the U.S. litigation related to OTC Zantac (ranitidine) products.

J&J and/or JJI have also been named in two of the five outstanding putative class actions filed in Canada with similar allegations regarding Zantac or ranitidine use. Of the two outstanding putative class actions naming J&J and/or JJI, the Quebec Superior Court action has been stayed, and the Ontario Superior Court of Justice action is pending, but not currently active. JJI was also named as a defendant, along with other manufacturers, in various personal injury actions in Canada related to Zantac products. JJI has provided Sanofi notice reserving rights to claim indemnification pursuant to the 2016 Purchase Agreement related to the class actions and personal injury actions. At this stage in these proceedings, the Company is unable to reasonably estimate either the likelihood or the magnitude of its potential liability arising out of these claims and lawsuits.

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

In September 2023, the Nonprescription Drugs Advisory Committee (the “NDAC”) of the U.S. Food and Drug Administration (“FDA”) met to discuss new data on the effectiveness of orally administered phenylephrine (“PE”) and concluded that the current scientific data do not support that the recommended dosage of orally administered PE is effective as a nasal decongestant. Neither FDA nor the NDAC raised concerns about safety issues with use of oral PE at the recommended dose. FDA has stated it will consider the input of the NDAC, and the evidence, before taking any action on the status of oral PE. Beginning in September 2023, following the NDAC vote, putative class actions were filed against the Company and its affiliates, along with other third-party sellers and manufacturers of PE-containing products, asserting various causes of action including violation of consumer protection statutes, negligence and unjust enrichment. The complaints seek damages and injunctive relief. In December 2023, lawsuits filed in federal courts in the United States were organized as a multi-district litigation in the U.S. District Court for the Eastern District of New York. Separately, putative Canadian class actions were filed beginning in September 2023 against the Company’s affiliates, along with other third-party sellers and manufacturers of PE-containing products, alleging false, misleading representations, and seeking damages and declaratory relief based on similar causes of action.

Additionally, beginning in October 2023, two putative securities class actions were filed in the U.S. District Court for the District of New Jersey against the Company and certain of its officers, among other defendants. In December 2023, the two cases were consolidated as In re Kenvue Inc. Securities Litigation and a lead plaintiff was appointed. In March 2024, a consolidated amended complaint was filed that named the Company’s directors as defendants in addition to the defendants named in the initial complaints. The consolidated amended complaint brings claims under the Securities Act of 1933, as amended. It alleges that the Company’s registration statements and prospectuses filed with the SEC in connection with the Kenvue IPO on Form S-1 and the Exchange Offer on Form S-4 contained misleading statements and omissions about PE. It seeks damages for all shareholders who acquired shares pursuant to the Kenvue IPO and the Exchange Offer registration statements and prospectuses.

Finally, in January 2024, shareholder derivative complaints were filed in the U.S. District Court for the District of New Jersey against the Company as the nominal defendant and the Company’s directors and certain of its officers as defendants, among other defendants. The derivative complaints allege breaches of fiduciary duties based on disclosures in the Company’s SEC filings regarding PE, and they seek damages and equitable relief. The derivative complaints have been consolidated as In re Kenvue, Inc. Derivative Litigation and have been stayed. At this stage in these proceedings, the Company is unable to reasonably estimate either the likelihood or the magnitude of its potential liability arising out of these claims and lawsuits.

In March 2024, following the filing of a Citizen Petition with FDA by Valisure LLC that included testing results purporting to show that benzoyl peroxide (“BPO”) OTC acne products can degrade into benzene at levels well above the alleged limit of two parts per million, putative class actions were filed against the Company and its affiliates, along with other third-party sellers and manufacturers of BPO-containing acne products, asserting various causes of action including violation of consumer protection statutes, negligence, breach of express and implied warranties, and unjust enrichment. The complaints, pending in the U.S. District Court for the Central District of California, the U.S. District Court for the Northern District of Illinois, and the U.S. District Court for the District of New Jersey seek damages and injunctive relief. At this stage in these proceedings, the Company is unable to reasonably estimate either the likelihood or the magnitude of its potential liability arising out of these claims and lawsuits.

JJCI, along with more than 120 other companies, is a defendant in a cost recovery and action brought by Occidental Chemical Corporation in June 2018 in the U.S. District Court for the District of New Jersey, related to the clean-up of a section of the Lower Passaic River in New Jersey. Certain defendants (not including JJCI) have executed a settlement with the U.S. Environmental Protection Agency and U.S. Department of Justice, which is subject to public comment. The settlement, if judicially approved, will be confirmed through a judicial Consent Decree. The case has been administratively closed but can be re-opened upon request, following a decision on the Consent Decree.

The Company or its subsidiaries are also parties to various proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, and comparable state, local, or foreign laws in which the primary relief sought is the Company’s agreement to implement remediation activities at designated hazardous waste sites or to reimburse the government or third parties for the costs they have incurred in performing remediation at such sites.

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

15. Segments of Business

The Company historically operated as part of J&J and reported under J&J’s segment structure. Prior to the Separation, the Company’s CODM was J&J’s Consumer Health Segment Operating Committee. As the Company transitioned into an independent, publicly traded company, the Company’s CODM was determined to be the chief executive officer.

Segment profit is based on Operating income, excluding depreciation and amortization, Separation-related costs, restructuring and operating model optimization initiatives, the impact of the conversion of stock-based awards, issuance of Founder Shares, Other operating expense (income), net, and unallocated general corporate administrative expenses (referred to herein as “Segment adjusted operating income”), as management excludes these items in assessing segment financial performance. General corporate/unallocated expenses, which include expenses related to treasury, legal operations and certain other expenses, along with gains and losses related to the overall management of the Company, are not allocated to the segments. In assessing segment performance and managing operations, management does not review segment assets.

The Company operates the business through the following three reportable business segments:

Reportable Segments	Product Categories
Self Care	Cough, Cold, and Allergy
Pain Care
Other Self Care (Digestive Health, Smoking Cessation, Eye Care, and Other)
Skin Health and Beauty	Face and Body Care
Hair, Sun, and Other
Essential Health	Oral Care
Baby Care
Other Essential Health (Women’s Health, Wound Care, and Other)

The Company’s product categories as a percentage of Net sales for the fiscal three months ended March 31, 2024 and April 2, 2023 were as follows:

	Fiscal Three Months Ended
Product Categories	March 31, 2024	April 2, 2023
Cough, Cold, and Allergy	15%	14%
Pain Care	13	14
Other Self Care	16	14
Face and Body Care	18	20
Hair, Sun, and Other	9	9
Oral Care	10	9
Baby Care	9	9
Other Essential Health	10	11
Total	100%	100%

Segment Net Sales and Segment Adjusted Operating Income

Segment net sales and Segment adjusted operating income for the fiscal three months ended March 31, 2024 and April 2, 2023 were as follows:

	Segment Net Sales
	Fiscal Three Months Ended
(Dollars in Millions)	March 31, 2024	April 2, 2023
Self Care	$1,698	$1,640
Skin Health and Beauty	1,054	1,111
Essential Health	1,142	1,101
Total net sales	$3,894	$3,852

	Segment Adjusted Operating Income
	Fiscal Three Months Ended
(Dollars in Millions)	March 31, 2024	April 2, 2023
Self Care	$606	$582
Skin Health and Beauty	149	150
Essential Health	256	210
Segment adjusted operating income	$1,011	$942
Reconciliation to Income before taxes
Less:
Depreciation	75	71
Amortization	74	81
Separation-related costs	67	98
Restructuring and operating model optimization initiatives	50	—
Conversion of stock-based awards(1)	22	—
Founder Shares(2)	8	—
Other operating expense (income), net	78	(17)
General corporate/unallocated expenses	87	69
Operating income	$550	$640
Other expense, net	28	30
Interest expense, net	95	1
Income before taxes	$427	$609
(1) Segment adjusted operating income excludes the impact of the conversion of stock-based awards that occurred on August 23, 2023. The adjustment represents the net impact of the gain on reversal of previously recognized stock-based compensation expense, offset by stock-based compensation expense recognized in the fiscal three months ended March 31, 2024 relating to employee services provided prior to the Separation.
(2) On August 25, 2023, the Company’s Compensation & Human Capital Committee approved equity grants to individuals employed by Kenvue as of October 2, 2023 (the “Founder Shares”). On October 2, 2023, the Founder Shares were granted to all Kenvue employees in the form of stock options and PSUs to executive officers and either stock options and PSUs or RSUs to non-executive individuals.

16. Restructuring

As part of the Company’s continued transformation to a fit-for-purpose consumer company focused on growth, in the fiscal three months ended March 31, 2024, the Company began to take steps intended to enhance organizational efficiencies and better position Kenvue for future growth. These initiatives primarily include global workforce reductions, changes in management structure, and the relocation of business activities to centralized shared-service functions in lower-cost locations.

The one-time termination benefits and employee-related costs incurred in relation to these restructuring activities are accounted for in accordance with Accounting Standards Codification Topic 420, Exit or Disposal Cost Obligations. The Company recognizes a liability and the related expense for these restructuring costs when the liability is incurred and can be measured.

The related expense for these restructuring costs is recorded in the Restructuring expenses line item in the Condensed Consolidated Statements of Operations.

The following table summarizes the restructuring expenses and the associated spending related to these restructuring activities for the fiscal three months ended March 31, 2024:

	Accrued Restructuring Expenses
(Dollars in Millions)	Employee-related Costs	Other	Total
Accrued restructuring expenses as of December 31, 2023	$—	$—	$—
Restructuring charges	24	17	41
Cash payments	(5)	(1)	(6)
Accrued restructuring expenses as of March 31, 2024	$19	$16	$35

17. Subsequent Events

On May 6, 2024, the Company’s Board of Directors approved a multi-year initiative to build on the Company’s strengths and optimize its cost structure by rebalancing resources to better position the Company for future growth. This initiative is expected to result in pre-tax restructuring expenses and other charges totaling approximately $275 million in each of fiscal year 2024 and fiscal year 2025, for a total of approximately $550 million, consisting of IT and project-related costs (approximately 50%), employee-related costs (approximately 40%), and other implementation costs (approximately 10%). The Company expects to reinvest all or a portion of these benefits in future growth opportunities, including immediate reinvestment behind advertising, product promotion, and healthcare professional engagement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions, and projections about our industry, business, and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal twelve months ended December 31, 2023 filed on March 1, 2024 with the SEC (the “Annual Report”) and the section entitled “Cautionary Note Regarding Forward-Looking Statements” included herein.

This discussion should be read in conjunction with our accompanying Condensed Consolidated Financial Statements as of March 31, 2024 and for the fiscal three months ended March 31, 2024 and April 2, 2023, which have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial statements, and our audited consolidated financial statements for the fiscal twelve months ended December 31, 2023, which are included in the Annual Report. In our opinion, the Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations, and cash flows for the periods indicated. All currency amounts are expressed in U.S. dollars unless otherwise noted.

Overview

Company Overview

At Kenvue, our purpose is to realize the extraordinary power of everyday care. As a global leader at the intersection of healthcare and consumer goods, we are the world’s largest pure-play consumer health company by revenue with $15.4 billion in Net sales in 2023. By combining the power of science with meaningful human insights and digital-first approach, we empower consumers to live healthier lives every day. Trusted by generations, our differentiated portfolio of iconic brands—including Tylenol®, Neutrogena®, Listerine®, Johnson’s®, BAND-AID® Brand, Aveeno®, Zyrtec®, and Nicorette®—is backed by science and recommended by healthcare professionals, which further reinforces our consumers’ connections to our brands.

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
•Essential Health. Our Essential Health product categories include: Oral Care; Baby Care; and Other Essential Health (Women’s Health, Wound Care, and Other). Major brands in the segment include Listerine®, Johnson’s®, BAND-AID® Brand, Stayfree®, o.b.® tampons, Carefree®, and Desitin®.

For additional information about our three reportable business segments, see “—Key Factors Affecting Our Results—Our Brands and Product Portfolio” and Note 15, “Segments of Business,” to the Condensed Consolidated Financial Statements included herein.

Separation from Johnson & Johnson

In November 2021, Johnson & Johnson (“J&J”), our former parent company, announced its intention to separate its Consumer Health segment (the “Consumer Health Business”) into an independent publicly traded company (the “Separation”). Kenvue was incorporated in Delaware in February 2022, as a wholly owned subsidiary of J&J, to serve as the ultimate parent company of J&J’s Consumer Health Business. In April 2023, J&J completed the transfer of substantially all of the assets and liabilities of the Consumer Health Business to us and our subsidiaries. In May 2023, we completed an initial public offering (the “Kenvue IPO”) of approximately 10.4% of our outstanding common stock and began trading on the New York Stock Exchange under the ticker symbol “KVUE.” Following the Kenvue IPO, J&J owned approximately 89.6% of our outstanding common stock. In July 2023, J&J announced an exchange offer (the “Exchange Offer”) under which its shareholders could exchange shares of J&J common stock for shares of our common stock owned by J&J. In August 2023, J&J completed the Exchange Offer and exchanged shares representing 80.1% of our common stock, completing the Separation from J&J and transition to being a fully independent public company. Following the Separation, J&J continues to own approximately 9.5% of our outstanding common stock.

See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Description of the Company and Business Segments,” to the Condensed Consolidated Financial Statements for additional information.

We are incurring certain non-recurring separation-related costs in connection with our establishment as a standalone public company (the “Separation-related costs”). We expect the Separation-related costs will continue through at least the fiscal year 2024. For additional information about the Separation, see Note 1, “Description of the Company and Summary of Significant Accounting Policies,” and Note 9, “Relationship with J&J,” to the Condensed Consolidated Financial Statements included herein.

Relationship with J&J

We have entered into the Separation Agreement and various other agreements with J&J for the purpose of effecting the Separation. These agreements provide a framework for our relationship with J&J and govern various interim and ongoing relationships between us and J&J that follow the completion of the Kenvue IPO. See Note 9, “Relationship with J&J,” to the Condensed Consolidated Financial Statements included herein for additional information on these agreements.

Kenvue Global Corporate Headquarters

On April 20, 2023, we entered into a long-term lease for a newly renovated office building and a newly constructed research and development building in Summit, New Jersey (the “Global Corporate Headquarters Lease”). when completed, will encompass a total of approximately 290,000 square feet and serve as our new global corporate headquarters and research and development center. The relocation to this campus is expected to occur in 2025 for the office building and continue through 2026 for the new research and development building. We will continue to operate from our interim corporate headquarters in Skillman, New Jersey, until that time.

On February 21, 2024, we listed our interim corporate headquarters in Skillman New Jersey for sale, which met the criteria to be classified as held for sale at that date. For the fiscal three months ended March 31, 2024, an impairment charge of $68 million was recorded on the held for sale asset associated with the interim corporate headquarters in Skillman. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Assets Held for Sale,” to the Condensed Consolidated Financial Statements included herein for more information.

Key Factors Affecting Our Results

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section entitled “Risk Factors” in our Annual Report.

Our Brands and Product Portfolio

We have a world-class, global portfolio of iconic and modern brands, and we have been making and investing in consumer products for over 135 years that are trusted by generations of consumers. Our business is balanced and resilient with leading brands across categories and geographic markets. Our brands are widely recognized and represent a combination of global powerhouses and regional brands, many of which hold leading positions in their respective categories. Our brands are built for moments that uniquely matter; these moments of care create an emotional connection to our products that creates deep bonds between consumers and our brands.

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

Increased Competition

Our products are sold in a highly competitive global marketplace, which, in recent years, has experienced increased retail trade concentration, the emergence of retail buying alliances, the rapid growth of e-commerce, and the integration of traditional and digital operations at key retail trade customers. One of our customers accounted for approximately 13% and 14% of our total Net sales for the fiscal three months ended March 31, 2024 and April 2, 2023, respectively. Our top 10 customers represented approximately 43% and 42% of our total Net sales for the fiscal three months ended March 31, 2024 and April 2, 2023, respectively. As a result of these trends, certain large-format retail trade customers have significant bargaining strength and represent a significant portion of our total Net sales.

Macroeconomic Trends

Global economic challenges, including the impact from acts of war, military actions, terrorist attacks, or civil unrest, such as the ongoing military conflict between Russia and Ukraine (the “Russia-Ukraine War”) or the ongoing conflict in the Middle East, may continue to cause economic uncertainty and volatility. The impact of these issues may adversely affect prevailing economic conditions and our business, results of operations, or financial condition.

Russia-Ukraine War

Although the long-term implications of the Russia-Ukraine War are difficult to predict at this time, the financial impact of the conflict to us during the fiscal three months ended March 31, 2024 and April 2, 2023 was not significant to our results of operations. For the fiscal three months ended March 31, 2024 and April 2, 2023, our Ukrainian business represented 0.2% and 0.1% of our Net sales, respectively. As of both March 31, 2024 and December 31, 2023 our Ukrainian business represented 0.1% of our net assets. For the fiscal three months ended March 31, 2024 and April 2, 2023, our Russian business represented 1.1% and 1.2% of our Net sales, respectively. As of both March 31, 2024 and December 31, 2023, our Russian business represented 0.7% of our net assets.

In the fiscal three months ended April 3, 2022, we announced our decision to suspend supply of all of our products into Russia other than our over-the-counter medicines within our Self Care segment, which we continued to supply as patients rely on many of these products for healthcare purposes. Supply of the suspended products terminated during the fiscal three months ended July 3, 2022. We also suspended all advertising in Russia, all clinical trials in Russia, and any additional investment in Russia. We will continue to monitor the geopolitical situation in Russia and to evaluate our activities and future operations in Russia.

Acquisitions and Divestitures

We did not complete any significant acquisitions or divestitures during the fiscal three months ended March 31, 2024 and April 2, 2023.

Legal Proceedings

See Note 14, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements included herein for additional information regarding our current legal proceedings.

Restructuring

See Note 16, “Restructuring,” and Note 17, “Subsequent Events,” to the Condensed Consolidated Financial Statements included herein for information about our restructuring programs.

Results of Operations

Fiscal Three Months Ended March 31, 2024 Compared with Fiscal Three Months Ended April 2, 2023

Our results for the fiscal three months ended March 31, 2024 and April 2, 2023 were as follows:

	Fiscal Three Months Ended		Change In Fiscal Period
	March 31, 2024	April 2, 2023	Change 2023 to 2024
(Dollars in Millions)			Amount	Percent
Net sales	$3,894	$3,852	$42	1.1%
Cost of sales	1,652	1,727	(75)	(4.3)
Gross profit	2,242	2,125	117	5.5
Selling, general, and administrative expenses	1,573	1,502	71	4.7
Restructuring expenses	41	—	41	*
Other operating expense (income), net	78	(17)	95	*
Operating income	550	640	(90)	(14.1)
Other expense, net	28	30	(2)	(6.7)
Interest expense, net	95	1	94	*
Income before taxes	427	609	(182)	(29.9)
Provision for taxes	131	140	(9)	(6.4)
Net income	$296	$469	$(173)	(36.9)%
* Calculation not meaningful.

Net Sales

Net sales were $3.9 billion for both the fiscal three months ended March 31, 2024 and April 2, 2023, an increase of $42 million, or 1.1%. Excluding the impact of unfavorable changes in currency rates of $31 million, Organic growth was $73 million, primarily attributable to value realization (defined as price including mix), partially offset by volume-related decreases. In Self Care, there was increased demand across the segment, including the Cough, Cold, and Allergy and Other Self Care product categories, partially offset by declines in Pain Care attributable to trade inventory fluctuations in the United States. In Skin Health and Beauty, negative growth was driven by volume declines in the United States due to execution challenges, coupled with market softness in China. Momentum in Essential Health continued, driven by value realization and strong performance in Oral Care, along with growth in Women’s Health led by value realization and brand activation, partially offset by overall volume-related decreases in Baby Care.

Cost of Sales

Cost of sales were $1.7 billion for both the fiscal three months ended March 31, 2024 and April 2, 2023, a decrease of $75 million, or 4.3%, primarily attributable to the realization of benefits associated with our supply chain optimization initiatives, lower costs of key ingredients and packaging materials due to the softened impact of inflation, and $13 million favorable translational currency impacts. Gross profit margin increased 240 basis points to 57.6% for the fiscal three months ended March 31, 2024 as compared to 55.2% for the fiscal three months ended April 2, 2023, primarily due to growth in Net sales driven by value realization, realization of benefits associated with our supply chain optimization initiatives, lower costs of key ingredients and packaging materials due to the softened impact of inflation, and favorable transactional foreign currency fluctuations.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $1.6 billion and $1.5 billion for the fiscal three months ended March 31, 2024 and April 2, 2023, respectively, an increase of $71 million, or 4.7%. Selling, general, and administrative expenses as a percentage of Net sales increased 140 basis points to 40.4% for the fiscal three months ended March 31, 2024, as compared to 39.0% for the fiscal three months ended April 2, 2023, primarily attributable to higher costs in enterprise functions as we now operate on a standalone basis, transition services agreement costs with J&J, and increased investment in our brands. These cost increases were partially offset by a $31 million decrease in Separation-related costs and $9 million favorable translational currency impacts.

Restructuring Expenses

Restructuring expenses were $41 million for the fiscal three months ended March 31, 2024, driven by costs incurred primarily for steps taken to save costs, including global workforce reductions, changes in management structure, and the relocation of business activities to centralized shared-service functions in lower-cost locations, as we began to take steps intended to enhance organizational efficiencies and better position Kenvue for future growth. See Note 16, “Restructuring,” and Note 17, “Subsequent Events,” to the Condensed Consolidated Financial Statements included herein for additional information.

Other Operating Expense (Income), Net

Other operating expense (income), net was $78 million and $(17) million for the fiscal three months ended March 31, 2024 and April 2, 2023, respectively, an increase in expense of $95 million. The increase was primarily driven by the impact of a $68 million impairment charge related to our interim corporate headquarters in Skillman, New Jersey, which was classified as held for sale on February 21, 2024. The increase was further driven by the accounting impact of net economic benefit arrangements with J&J in connection with the Deferred Local Businesses (see Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included herein for additional information), and a $9 million gain recognized on the sale of a manufacturing facility in Lancaster, Pennsylvania in the fiscal three months ended April 2, 2023.

Other Expense, Net

Other expense, net was $28 million and $30 million for the fiscal three months ended March 31, 2024 and April 2, 2023, respectively. The decrease in expense was primarily driven by lower foreign currency losses, offset by an increase in losses on investments.

Interest Expense, Net

Interest expense, net was $95 million and $1 million for the fiscal three months ended March 31, 2024 and April 2, 2023, respectively. The increase in expense was driven by interest expense recognized on the Senior Notes and notes issued under the Commercial Paper Program. See Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein for additional information.

Provision For Taxes

Provision for taxes was $131 million and $140 million for the fiscal three months ended March 31, 2024 and April 2, 2023, respectively, a decrease in provision for taxes of $9 million. The decrease in expense was primarily due to lower quarter-to-date income in comparison to the prior period as a result of a full quarter of interest expense and the recording of a valuation allowance against a deferred tax asset related to future foreign tax benefits in the fiscal three months ended April 2, 2023. In addition, the worldwide effective income tax rates for the fiscal three months ended March 31, 2024 and April 2, 2023 were 30.7% and 23.0%, respectively. The increase for the fiscal three months ended March 31, 2024 as compared to the fiscal three months ended April 2, 2023 was primarily the result of reduced benefits for foreign tax credits, prior year releases of tax reserves due to statute of limitations expiring, and a shortfall on stock-based compensation. See Note 11, “Income Taxes,” to the Condensed Consolidated Financial Statements included herein for additional information.

Segment Results

Segment profit is based on Operating income, excluding depreciation and amortization, Separation-related costs, restructuring and operating model optimization initiatives, the impact of the conversion of stock-based awards, issuance of Founder Shares, Other operating expense (income), net, and unallocated general corporate administrative expenses (referred to herein as “Segment adjusted operating income”), as management excludes these items in assessing segment financial performance. General corporate/unallocated expenses, which includes expenses related to treasury, legal operations, and certain other expenses, along with gains and losses related to the overall management of our Company, are not allocated to the segments. In assessing segment performance and managing operations, management does not review segment assets.

See Note 15, “Segments of Business,” to the Condensed Consolidated Financial Statements included herein for additional information.

Fiscal Three Months Ended March 31, 2024 Compared with Fiscal Three Months Ended April 2, 2023

The following table presents Segment net sales and Segment adjusted operating income and the period-over-period changes in Segment net sales and Segment adjusted operating income for the fiscal three months ended March 31, 2024 and April 2, 2023. See Note 15, “Segments of Business,” to the Condensed Consolidated Financial Statements included herein for further details regarding Segment net sales and Segment adjusted operating income.

	Fiscal Three Months Ended				Change In Fiscal Period
	March 31, 2024		April 2, 2023		Change 2023 to 2024
(Dollars in Millions)	Amount	Percent	Amount	Percent	Amount	Percent
Segment Net Sales
Self Care	$1,698	43.6%	$1,640	42.6%	$58	3.5%
Skin Health and Beauty	1,054	27.1	1,111	28.8	(57)	(5.1)
Essential Health	1,142	29.3	1,101	28.6	41	3.7
Segment net sales	$3,894	100.0%	$3,852	100.0%	$42	1.1%

Self Care	$606		$582		$24	4.1%
Skin Health and Beauty	149		150		(1)	(0.7)
Essential Health	256		210		46	21.9
Segment adjusted operating income	$1,011		$942		$69	7.3%
Reconciliation to Income before taxes:
Less:
Depreciation	75		71
Amortization	74		81
Separation-related costs	67		98
Restructuring and operating model optimization initiatives	50		—
Conversion of stock-based awards(1)	22		—
Founder Shares(2)	8		—
Other operating expense (income), net	78		(17)
General corporate/unallocated expenses	87		69
Operating income	$550		$640
Other expense, net	28		30
Interest expense	95		1
Income before taxes	$427		$609
(1) Segment adjusted operating income excludes the impact of the conversion of stock-based awards that occurred on August 23, 2023. This adjustment represents the net impact of the gain on reversal of previously recognized stock-based compensation expense, offset by stock-based compensation expense recognized in the fiscal three months ended March 31, 2024 relating to employee services provided prior to the Separation.
(2) On August 25, 2023, the Company’s Compensation & Human Capital Committee approved equity grants to individuals employed by Kenvue as of October 2, 2023 (the “Founder Shares”). On October 2, 2023, the Founder Shares were granted to all Kenvue employees in the form of stock options and PSUs to executive officers and either stock options and PSUs or RSUs to non-executive individuals.

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

The following tables present a reconciliation of the change in U.S. GAAP Net sales to Organic growth for the fiscal three months ended March 31, 2024 as compared to the fiscal three months ended April 2, 2023:

	Fiscal Three Months Ended March 31, 2024 vs April 2, 2023(1)
	Reported Net sales change		Impact of foreign currency	Organic growth
(Dollars in Millions)	Amount	Percent	Amount	Amount	Percent
Self Care	$58	3.5%	$(11)	$69	4.2%
Skin Health and Beauty	(57)	(5.1)	(7)	(50)	(4.5)
Essential Health	41	3.7	(13)	54	4.9
Total	$42	1.1%	$(31)	$73	1.9%

	Fiscal Three Months Ended March 31, 2024 vs April 2, 2023(1)
	Reported Net sales change	Impact of foreign currency	Organic growth
			Price/Mix(2)	Volume
Self Care	3.5%	(0.7)%	5.6%	(1.4)%
Skin Health and Beauty	(5.1)	(0.6)	2.4	(6.9)
Essential Health	3.7	(1.2)	6.8	(1.9)
Total	1.1%	(0.8)%	5.0%	(3.1)%
(1) Acquisitions and divestitures did not materially impact Net sales for the fiscal three months ended March 31, 2024 or April 2, 2023.
(2) Also referred to as value realization.

Self Care Segment

Self Care Segment Net Sales

The Self Care Segment Net sales were $1.7 billion and $1.6 billion for the fiscal three months ended March 31, 2024 and April 2, 2023, respectively, an increase of $58 million, or 3.5%. Excluding the unfavorable impact of foreign currency translation, Organic growth was $69 million, or 4.2%, primarily driven by value realization of 5.6%, partially offset by volume-related decreases of 1.4%. The increase was driven by increased demand for Cough, Cold, and Allergy and Other Self Care products due to strong performance in Digestive Health and Smoking Cessation products, effective promotional strategies, and new distribution partnerships. The increase was partially offset by declines in Pain Care attributable to trade inventory fluctuations primarily in the United States.

Self Care Segment Adjusted Operating Income

The Self Care Segment adjusted operating income increased by $24 million, or 4.1%, to $606 million for the fiscal three months ended March 31, 2024. The increase was primarily driven by value realization and the realization of benefits associated with our supply chain optimization initiatives, partially offset by volume-related decreases, the negative impact of cost inflation, and increased investment in our brands.

Skin Health and Beauty Segment

Skin Health and Beauty Segment Net Sales

The Skin Health and Beauty Segment Net sales were $1.1 billion for both the fiscal three months ended March 31, 2024 and April 2, 2023, a decrease of $57 million, or 5.1%. Excluding the unfavorable impact of foreign currency translation, Organic growth decreased $50 million, or 4.5%, primarily driven by volume-related decreases of 6.9%, partially offset by value realization of 2.4%. The decrease was driven by volume declines in the United States attributable to execution challenges, distribution losses, and supply chain constraints, coupled with market softness in China. The decrease was partially offset by positive growth outside the United States and China attributable to product innovation and effective promotional strategies.

Skin Health and Beauty Segment Adjusted Operating Income

The Skin Health and Beauty Segment adjusted operating income was consistent with the prior period which was primarily driven by value realization, the positive impact of declining cost inflation, the realization of benefits associated with our supply chain optimization initiatives, and the positive impact of lower transactional foreign currency fluctuations, offset by volume-related decreases and increased investment in our brands. Segment adjusted operating income margin increased by 0.6% for the fiscal three months ended March 31, 2024 as compared to the fiscal three months ended April 2, 2023.

Essential Health Segment

Essential Health Segment Net Sales

The Essential Health Segment Net sales were $1.1 billion for both the fiscal three months ended March 31, 2024 and April 2, 2023, an increase of $41 million, or 3.7%. Excluding the unfavorable impact of foreign currency translation, Organic growth was $54 million or 4.9%, primarily driven by value realization of 6.8%, led by strong performance in Oral Care and growth in Women’s Health. The increase was partially offset by volume-related decreases of 1.9%, primarily attributable to declines in Baby Care.

Essential Health Segment Adjusted Operating Income

The Essential Health Segment adjusted operating income increased by $46 million, or 21.9% to $256 million for the fiscal three months ended March 31, 2024. The increase was primarily driven by value realization, partially offset by volume-related decreases, and increased investment in our brands.

Liquidity and Capital Resources

Prior to April 4, 2023, our working capital requirements and capital expenditures were satisfied as part of J&J’s corporate-wide cash management and centralized funding programs, and a substantial portion of our cash was transferred to J&J. Cash and cash equivalents held by J&J at the corporate level were not specifically identifiable to us.

Effective April 4, 2023, upon completion of the Consumer Health Business Transfer (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Description of the Company and Business Segments,” to the Condensed Consolidated Financial Statements included herein), we no longer participate in J&J’s corporate-wide cash management and centralized funding programs.

Cash Flows

Summarized cash flow information for the fiscal three months ended March 31, 2024 and April 2, 2023 were as follows:

			Change In Fiscal Period
	Fiscal Three Months Ended		Change 2023 to 2024
(Dollars in Millions)	March 31, 2024	April 2, 2023	Amount	Percent
Net income	$296	$469	$(173)	(36.9)%
Net changes in assets and liabilities	$(339)	$118	$(457)	*
Net cash flows from operating activities	$287	$802	$(515)	(64.2)%
Net cash flows used in investing activities	$(152)	$(41)	$(111)	*
Net cash flows (used in) from financing activities	$(326)	$7,388	$(7,714)	*
* Calculation not meaningful.

Operating Activities

Net cash flows from operating activities were $287 million and $802 million for the fiscal three months ended March 31, 2024 and April 2, 2023, respectively, a decrease of $515 million. The decrease was primarily attributable to changes in working capital balances driven by a net decrease in Accounts payable and Accrued liabilities due to the timing of payments and an increase in Trade receivables due to the timing of collections.

Investing Activities

Net cash flows used in investing activities were $152 million and $41 million for the fiscal three months ended March 31, 2024 and April 2, 2023, respectively. Net cash flows used in investing activities were primarily driven by purchases of property, plant, and equipment in both the fiscal three months ended March 31, 2024 and April 2, 2023, partially offset by proceeds from the sale of assets in the fiscal three months ended April 2, 2023.

Financing Activities

Net cash flows (used in) from financing activities were $(326) million and $7,388 million for the fiscal three months ended March 31, 2024 and April 2, 2023, respectively. Net cash flows used in financing activities for the fiscal three months ended March 31, 2024 were primarily driven by $383 million of dividends paid and $91 million of payments made to purchase treasury shares, partially offset by $160 million of net proceeds from the issuance of commercial paper under the Commercial Paper Program (as defined below). Net cash flows from financing activities for the fiscal three months ended April 2, 2023 were primarily driven by $7.7 billion of net proceeds from Senior Notes (as defined below), partially offset by Net transfers to J&J of $286 million. Net transfers to J&J were driven by cash pooling and general financing activities, indirect corporate cost allocations from J&J, and taxes deemed to be settled with J&J. For further details regarding Net transfers from (to) J&J, see Note 9, “Relationship with J&J—Net Transfers to J&J,” to the Condensed Consolidated Financial Statements included herein.

Sources of Liquidity

Our primary sources of liquidity are cash on hand, which consisted of cash and cash equivalents of $1.2 billion as of March 31, 2024, cash flows from operations, borrowing capacity under our Revolving Credit Facility (as defined below) of $4.0 billion and authorized Commercial Paper Program issuance of $4.0 billion. As of March 31, 2024, we had no amounts outstanding under the Revolving Credit Facility and $767 million of outstanding balances under our Commercial Paper Program, net of related discount of $2 million.

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

Cash and cash equivalents decreased by $227 million during the fiscal three months ended March 31, 2024 to $1.2 billion as of March 31, 2024, as compared to $1.4 billion as of December 31, 2023. Cash and cash equivalents held by our foreign subsidiaries was $1.1 billion and $1.3 billion as of March 31, 2024 and December 31, 2023, respectively.

Supplier Finance Program

As a part of our ongoing efforts to maximize working capital and managing liquidity, we work with suppliers to optimize payment terms and conditions on accounts payable through a voluntary supply chain financing program. The program provides some of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. We are not a party to the arrangements between the suppliers and the third-party financial institutions. Our obligations to the suppliers, including amounts due, and scheduled payment dates, are not affected by a participating supplier’s decision to participate in the program. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Supplier Finance Program,” to the Condensed Consolidated Financial Statements included herein.

Senior Notes

On March 22, 2023, we issued eight series of senior unsecured notes (the “Senior Notes”) in an aggregate principal amount of $7.75 billion. The net proceeds to us from the Senior Notes offering was $7.7 billion after deductions of discounts and issuance costs of $77 million. The net proceeds were reflected as Restricted cash on the Condensed Consolidated Balance Sheet prior to their release from escrow on April 5, 2023. Upon release from escrow, these funds were loaned to J&J through the Facility Agreement dated April 5, 2023. For further details on the Senior Notes, see Note 4, “Borrowings—Senior Notes,” to the Condensed Consolidated Financial Statements included herein.

Our Senior Notes are governed by an indenture and supplemental indenture between us and a trustee (collectively, the “indenture”). The indenture contains certain covenants, including limitations on us and certain of our subsidiaries’ ability to incur liens or engage in sale-leaseback transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets. In addition, the indenture contains other customary terms, including certain events of default, upon the occurrence of which the Senior Notes may be declared immediately due and payable.

Commercial Paper Program

On March 3, 2023, we entered into a commercial paper program (the “Commercial Paper Program”). Our Board of Directors (the “Board”) has authorized the issuance of up to $4.0 billion in an aggregate principal amount of commercial paper under the Commercial Paper Program. Any such issuance will mature within 364 days from date of issue. The Commercial Paper Program contains representations and warranties, covenants, and defaults that are customary for this type of financing. The commercial paper notes issued under the Commercial Paper Program are unsecured notes ranking at least pari passu with all of our other senior unsecured indebtedness. For further details on the Commercial Paper Program, see Note 4, “Borrowings—Commercial Paper Program,” to the Condensed Consolidated Financial Statements included herein.

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

Interest Expense, Net

We recognized Interest expense, net of $95 million in the Condensed Consolidated Statement of Operations during the fiscal three months ended March 31, 2024 which primarily includes interest expense, including amortization of discounts and debt issuance costs, recognized on the Senior Notes and interest expense incurred as a result of the Commercial Paper Program.

Compliance with Covenants

As of March 31, 2024, we were in compliance with all debt covenants, and no default or event of default has occurred.

Dividends

Quarterly dividends have been paid since the Kenvue IPO. A summary of cash dividends per share on the outstanding Kenvue common stock declared to shareholders by our Board and paid during the fiscal three months ended March 31, 2024 is presented below:

Declaration Date	Record Date	Payment Date	Per Share Amount
January 25, 2024	February 14, 2024	February 28, 2024	$0.20

On April 25, 2024, we announced that our Board declared a dividend of $0.20 per share on our common stock. The dividend is payable on May 22, 2024 to shareholders of record as of the close of business on May 8, 2024.

Future Cash Requirements

We expect our future cash requirements will relate to working capital, capital expenditures, restructuring and integration, compensation and benefit-related obligations, interest expense and debt service obligations, litigation costs, the return of capital to shareholders, including through the payment of any dividend, and other contractual obligations that arise in the normal course of business. We may also use cash to enter into business development transactions, such as licensing arrangements or strategic acquisitions.

As of March 31, 2024, we expect our primary cash requirements for 2024 to include capital expenditures. We have made payments of $153 million for property, plant, and equipment during the fiscal three months ended March 31, 2024.

Share Repurchase Program

Our Board has authorized a share repurchase program, under which we are authorized to repurchase up to 27,000,000 shares of our outstanding common stock in open market or privately negotiated transactions. The program has no expiration date and may be suspended or discontinued at any time. The intent of this repurchase program is to offset dilution from the vesting or exercise of equity awards under the Kenvue 2023 Plan (as defined in Note 8, “Stock-Based Compensation,” to the Condensed Consolidated Financial Statements included herein). We repurchased 4,600,000 shares of our outstanding common stock for $91 million during the fiscal three months ended March 31, 2024.

Future Litigation

In the ordinary course of business, we are involved in litigation, claims, government inquiries, investigations, charges, and proceedings. See Note 14, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements included herein for further details regarding certain matters that are currently pending. Our ability to successfully resolve pending and future litigation may adversely impact our financial condition, results of operations, or cash flows.

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

Deferred Markets

In order to ensure compliance with applicable law, to obtain necessary governmental approvals and other consents, and for other business reasons, we deferred the transfer of certain assets and liabilities of businesses in certain non-U.S. jurisdictions, including China, Malaysia, and Russia, until after the completion of the Kenvue IPO. On September 11, 2023, J&J transferred the equity interests in the majority of the Deferred Legal Entities (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included herein) to the Company that previously had been consolidated as Variable Interest Entities (“VIEs”) in the Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements included herein include businesses in all jurisdictions in which we will operate following the completion of the Separation, including any Deferred Local Business (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included herein). For more information regarding Deferred Local Businesses, see “Risk Factors—Risks Related to Our Relationship with J&J—The transfer of certain assets and liabilities from J&J to us contemplated by the Separation has not been completed and may be significantly delayed or not occur at all” in our Annual Report and Note 1, “Description of the

Company and Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included herein.

Provision For Taxes

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation Development (“OECD”) Pillar Two Inclusive Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. On July 17, 2023, the OECD published Administrative Guidance proposing certain safe harbors that effectively extend certain effective dates to January 1, 2027. The OECD continues to release additional guidance, including guidance on safe harbors for which we may qualify, and many countries have already implemented legislation consistent with the OECD Pillar Two Framework. Due to these new rules, our provision for taxes could be unfavorably impacted as the legislation becomes effective in countries in which we conduct business. However, based on the Company’s current analysis, currently enacted laws for Pillar Two do not have a significant impact on the Condensed Consolidated Financial Statements. We are continuing to evaluate the Model Global Anti-Base Erosion Rules for Pillar Two and related legislation, and their potential impact on future periods.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

We manage the impact of foreign exchange rate movements on our earnings, cash flows, and fair values of assets and liabilities through operational means and through the use of various financial instruments, including derivative instruments such as forward and swap foreign exchange contracts. The financial instruments utilized are viewed as risk management tools and are not used for trading or speculative purposes. Forward and swap foreign exchange contracts are sensitive to changes in foreign currency rates. Gains or losses on these contracts are generally offset by the gains or losses on the underlying transactions, and therefore, would have no impact on future anticipated earnings and cash flows.

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

Interest Rate Risk

Our cash equivalents and marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Interest rate risk is managed through the maintenance of a portfolio of variable and fixed-rate debt composed of short and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. From time to time, we also hedge the anticipated issuance of fixed-rate debt, and those contracts are designated as cash flow hedges. As of March 31, 2024, our outstanding long-term debt portfolio was comprised primarily of fixed-rate debt, and therefore, any fluctuation in market interest rate is not expected to have a material impact on our results of operations. Our interest expense for any new floating rate debt we may incur in the future, including under the Revolving Credit Facility, could be exposed to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including the monetary and tax policies of the United States and other countries, market and economic factors, and other factors beyond our control.

Commodity Price Risk

We are exposed to commodity and other price risk, including from resins, pulp and corn derivatives, vegetable oils and oleochemicals, and other inputs, including energy, labor, transportation (such as trucks, containers, and ocean freight), and logistics services. We use various strategic pricing mechanisms to manage cost exposures on certain material purchases with the objective of obtaining appropriate costs for these commodities.

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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, the end of the period covered by this report, management of the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer, Thibaut Mongon, and Chief Financial Officer, Paul Ruh, reviewed and participated in this evaluation of Kenvue’s disclosure controls and procedures. Based on this evaluation, Messrs. Mongon and Ruh concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal three months ended March 31, 2024, the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The information called for by this item is incorporated herein by reference to Note 14, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements included herein.

Item 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed under Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal twelve months ended December 31, 2023 filed on March 1, 2024 with the SEC.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of equity securities by the Company during the fiscal three months ended March 31, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fiscal three months ended October 1, 2023, our Board authorized a share repurchase program, under which we are authorized to repurchase up to 27,000,000 shares of our outstanding common stock in open market or privately negotiated transactions. The program has no expiration date and may be suspended or discontinued at any time. The intent of this repurchase program is to offset dilution from the vesting or exercise of equity awards under the Kenvue 2023 Plan (as defined in Note 8, “Stock-Based Compensation,” to the Condensed Consolidated Financial Statements included herein).

The following table represents our purchase of common stock during the fiscal three months ended March 31, 2024:

(Shares in Thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	301	$21.01	301	26,349
February 1, 2024 - February 29, 2024	4,299	$19.70	4,299	22,050
March 1, 2024 - March 31, 2024	—	$—	—	22,050
Total number of shares purchased	4,600

Item 5. OTHER INFORMATION
Insider Trading Arrangements and Policies

During the fiscal three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the conditions of the affirmative defense provided by Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Kenvue Inc.

Date: May 9, 2024	/s/ PAUL RUH
Paul Ruh
Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2024	/s/ HEATHER HOWLETT
Heather Howlett
Chief Accounting Officer (Principal Accounting Officer)