Form 10-Q
period 2024-06-30
Kenvue Inc.
filed 2024-08-06
CIK 1944048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On August 2, 2024, 1,915,167,356 shares of Common Stock, $0.01 par value, were outstanding.

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
•Product reliability, safety, and/or efficacy concerns, whether or not based on scientific or factual evidence, potentially resulting in governmental investigations, regulatory action (including, but not limited to, the shutdown of manufacturing facilities, product relabeling or withdrawal of product from the market), private claims and lawsuits, significant remediation and related costs, safety alerts, product shortages, product recalls, declining sales, reputational damage, and share price impact;
•The potential that the expected benefits and opportunities from the 2024 Multi-Year Restructuring Initiative (as defined in Note 16, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein) or any other planned or completed restructuring initiative, acquisition, or divestiture may not be realized or may take longer to realize than expected;
•Our ability to establish, maintain, protect, and enforce intellectual property rights, as well as address the threats of counterfeit products, infringement of our intellectual property, and other unauthorized versions of our products;
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
•Changes in tax laws and regulations, increased audit scrutiny by tax authorities and exposures to additional tax liabilities potentially in excess of existing reserves;
•The impact of inflation and fluctuations in interest rates and currency exchange rates;
•Potential changes in export/import and trade laws, regulations, and policies;
•The impact of a natural disaster, catastrophe, epidemic, pandemic, and global tension, including armed conflict such as the ongoing military conflict between Russia and Ukraine, the military conflicts in the Middle East, or other event;
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

Part I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
KENVUE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions, Shares in Thousands, Except Per Share Data)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$1,014	$1,382
Trade receivables, less allowances for credit losses ($25 and $25 as of June 30, 2024 and December 31, 2023, respectively)	2,240	2,073
Inventories	1,849	1,851
Prepaid expenses and other receivables	557	567
Other current assets	221	265
Total current assets	5,881	6,138
Property, plant, and equipment, net	2,004	2,042
Intangible assets, net	8,762	9,619
Goodwill	8,973	9,271
Deferred taxes on income	206	158
Other assets	617	623
Total Assets	26,443	27,851
Liabilities and Equity
Current liabilities
Loans and notes payable	1,427	599
Accounts payable	2,437	2,489
Accrued liabilities	1,262	1,456
Accrued rebates, returns, and promotions	715	795
Accrued taxes on income	96	142
Total current liabilities	5,937	5,481
Employee related obligations	350	360
Long-term debt	7,051	7,687
Deferred taxes on income	2,392	2,621
Other liabilities	535	491
Total liabilities	16,265	16,640
Commitments and contingencies (Note 14)
Equity
Preferred stock, $0.01 par value, 750,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 12,500,000 shares authorized; 1,920,014 and 1,915,064 shares issued and outstanding as of June 30, 2024, respectively; 1,915,407 and 1,915,057 shares issued and outstanding as of December 31, 2023, respectively	19	19
Additional paid-in capital	16,075	16,147
Treasury stock, 4,950 and 350 shares at cost as of June 30, 2024 and December 31, 2023, respectively	(98)	(7)
Retained earnings	17	429
Accumulated other comprehensive loss	(5,835)	(5,377)
Total equity	10,178	11,211
Total Liabilities and Equity	$26,443	$27,851
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in Millions, Except Per Share Data)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net sales	$4,000	$4,011	$7,894	$7,863
Cost of sales	1,635	1,786	3,287	3,513
Gross profit	2,365	2,225	4,607	4,350
Selling, general, and administrative expenses	1,641	1,522	3,214	3,024
Restructuring expenses	48	—	89	—
Impairment charges	510	—	578	—
Other operating expense (income), net	12	1	22	(16)
Operating income	154	702	704	1,342
Other (income) expense, net	(3)	10	25	40
Interest expense, net	92	53	187	54
Income before taxes	65	639	492	1,248
Provision for taxes	7	209	138	349
Net income	$58	$430	$354	$899

Net income per share
Basic	$0.03	$0.23	$0.18	$0.51
Diluted	$0.03	$0.23	$0.18	$0.51
Weighted average number of shares outstanding
Basic	1,915	1,838	1,915	1,777
Diluted	1,920	1,838	1,920	1,777
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited; Dollars in Millions)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net income	$58	$430	$354	$899
Other comprehensive (loss) income, net of taxes
Foreign currency translation	(152)	(172)	(432)	(9)
Employee benefit plans	3	(10)	6	4
Derivatives and hedges	(11)	(8)	(32)	31
Other comprehensive (loss) income	(160)	(190)	(458)	26
Comprehensive (loss) income	$(102)	$240	$(104)	$925
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; Dollars in Millions, Shares in Thousands)

	Fiscal Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount		Shares	Amount
Balance, March 31, 2024	1,914,698	$19	$16,033	4,950	$(98)	$342	$(5,675)	$10,621
Net income	—	—	—	—	—	58	—	58
Other comprehensive loss	—	—	—	—	—	—	(160)	(160)
Cash dividends on common stock	—	—	—	—	—	(383)	—	(383)
Stock-based compensation	—	—	61	—	—	—	—	61
Issuance of common stock under the Kenvue 2023 Plan, net	366	—	6	—	—	—	—	6
Separation-related adjustments	—	—	(25)	—	—	—	—	(25)
Balance, June 30, 2024	1,915,064	$19	$16,075	4,950	$(98)	$17	$(5,835)	$10,178

	Fiscal Three Months Ended July 2, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Net Investment from J&J	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance, April 2, 2023(1)	—	$—	$—	$—	$25,611	$(5,239)	$20,372
Net income	—	—	—	430	—	—	430
Other comprehensive loss	—	—	—	—	—	(190)	(190)
Net transfers from J&J	—	—	—	—	10	—	10
Stock-based compensation	—	—	38	—	—	—	38
Distribution to J&J in connection with the Separation	—	—	(13,788)	—	—	—	(13,788)
Issuance of common stock in connection with the Kenvue IPO	1,914,894	19	4,222	—	—	—	4,241
Reclassification of Net Investment from J&J	—	—	25,712	—	(25,712)	—	—
Separation-related adjustments	—	—	—	—	91	(73)	18
Balance, July 2, 2023	1,914,894	$19	$16,184	$430	$—	$(5,502)	$11,131
(1) Includes cumulative effect of change in accounting principle related to Global Intangible Low-Taxed Income. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Change in Accounting Principle,” for more information.

	Fiscal Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2023	1,915,057	$19	$16,147	350	$(7)	$429	$(5,377)	$11,211
Net income	—	—	—	—	—	354	—	354
Other comprehensive loss	—	—	—	—	—	—	(458)	(458)
Cash dividends on common stock	—	—	—	—	—	(766)	—	(766)
Stock-based compensation	—	—	142	—	—	—	—	142
Issuance of common stock under the Kenvue 2023 Plan, net	4,607	—	(6)	—	—	—	—	(6)
Purchase of treasury stock	(4,600)	—	—	4,600	(91)	—	—	(91)
Separation-related adjustments	—	—	(208)	—	—	—	—	(208)
Balance, June 30, 2024	1,915,064	$19	$16,075	4,950	$(98)	$17	$(5,835)	$10,178

	Fiscal Six Months Ended July 2, 2023(1)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Net Investment from J&J	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance, January 1, 2023(2)	—	$—	$—	$—	$25,425	$(5,455)	$19,970
Net income	—	—	—	430	469	—	899
Other comprehensive income	—	—	—	—	—	26	26
Net transfers to J&J	—	—	—	—	(308)	—	(308)
Stock-based compensation	—	—	38	—	35	—	73
Distribution to J&J in connection with the Separation	—	—	(13,788)	—	—	—	(13,788)
Issuance of common stock in connection with the Kenvue IPO	1,914,894	19	4,222	—	—	—	4,241
Reclassification of Net Investment from J&J	—	—	25,712	—	(25,712)	—	—
Separation-related adjustments	—	—	—	—	91	(73)	18
Balance, July 2, 2023	1,914,894	$19	$16,184	$430	$—	$(5,502)	$11,131
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

See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)

	Fiscal Six Months Ended
	June 30, 2024	July 2, 2023
Cash flows from operating activities
Net income	$354	$899
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	290	300
Stock-based compensation	142	73
Deferred income taxes	(205)	16
Impairment charges	578	—
Other	50	12
Net changes in assets and liabilities
Trade receivables	(233)	(55)
Inventories	(49)	143
Other current and non-current assets	35	(495)
Accounts payable and accrued liabilities	(237)	1,105
Employee related obligations	7	4
Accrued taxes on income	(44)	(207)
Other liabilities	39	(251)
Net cash flows from operating activities	727	1,544
Cash flows used in investing activities
Purchases of property, plant, and equipment	(243)	(132)
Transfer of funds to J&J pursuant to the Facility Agreement	—	(8,941)
Proceeds from J&J upon repayment of the Facility Agreement	—	8,941
Proceeds from sale of assets	—	14
Other investing activities	6	—
Net cash flows used in investing activities	(237)	(118)
Cash flows used in financing activities
Proceeds from (payments of) loans and notes payables	8	(14)
Proceeds from Commercial Paper Program, net of issuance cost	50	742
Proceeds from issuance of Senior Notes, net of issuance cost	—	7,686
Proceeds from Kenvue IPO, net	—	4,241
Distribution to J&J in connection with the Separation	—	(13,788)
Dividends paid	(766)	—
Net transfers to J&J	—	(274)
Purchases of treasury shares	(91)	—
Other financing activities	(17)	(11)
Net cash flows used in financing activities	(816)	(1,418)
Effect of exchange rate changes on cash and cash equivalents	(42)	(8)
Cash and cash equivalents, beginning of period	1,382	1,231
Net (decrease) increase in cash and cash equivalents	(368)	—
Cash and cash equivalents, end of period	$1,014	$1,231
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of the Company and Summary of Significant Accounting Policies

Description of the Company and Business Segments

Kenvue Inc. (“Kenvue” or the “Company”) is a pure play consumer health company with iconic brands including Aveeno®, BAND-AID® Brand, Johnson’s®, Listerine®, Neutrogena®, Tylenol®, and Zyrtec®. The Company is organized into three business segments: Self Care, Skin Health and Beauty, and Essential Health. The Self Care segment includes a broad product range such as pain care, cough, cold, and allergy, digestive health, smoking cessation, eye care, and other products. The Skin Health and Beauty segment is focused on face and body care, and hair, sun, and other products. The Essential Health segment includes oral care, baby care, women’s health, wound care, and other products.

Kenvue was initially formed as a wholly owned subsidiary of Johnson & Johnson (“J&J”). In November 2021, J&J announced its intention to separate its Consumer Health segment (the “Consumer Health Business”) into a new, publicly traded company (the “Separation”). Prior to the Kenvue IPO (as defined below), the Company primarily represented J&J’s Consumer Health Business. The Company also included certain other product lines previously reported in another segment of J&J. On April 4, 2023, in connection with the Separation, J&J completed in all material respects the transfer of the assets and liabilities of the Consumer Health Business to the Company and its subsidiaries (such transfer, the “Consumer Health Business Transfer”), other than the transfer of certain Deferred Local Businesses (as defined below in “—Variable Interest Entities and Net Economic Benefit Arrangements”).

On May 3, 2023, the registration statement related to the initial public offering of Kenvue’s common stock was declared effective, and on May 4, 2023, Kenvue’s common stock began trading on the New York Stock Exchange under the ticker symbol “KVUE” (the “Kenvue IPO”).

On May 8, 2023, the Kenvue IPO was completed through the sale of 198,734,444 shares of common stock, par value $0.01 per share, including the underwriters’ full exercise of their option to purchase 25,921,884 shares to cover over-allotments, at an initial public offering price of $22 per share for net proceeds of $4.2 billion after deducting underwriting discounts and commissions of $131 million. On May 8, 2023, in conjunction with the Consumer Health Business Transfer, the Company distributed $13.8 billion to J&J from the 1) net proceeds received from the sale of the common stock in the Kenvue IPO, 2) net proceeds received from the Debt Financing Transactions as defined in Note 4, “Borrowings—Commercial Paper Program,” and 3) any cash and cash equivalents in excess of the $1.17 billion retained by the Company immediately following the Kenvue IPO. As of the closing of the Kenvue IPO, J&J owned 1,716,160,000 shares of Kenvue common stock, or approximately 89.6% of the total outstanding shares of Kenvue common stock.

On July 24, 2023, J&J announced an exchange offer (the “Exchange Offer”) under which its shareholders could exchange shares of J&J common stock for shares of Kenvue common stock owned by J&J. On August 23, 2023, J&J completed the Exchange Offer through which J&J accepted an aggregate of 190,955,435 shares of J&J common stock in exchange for 1,533,830,450 shares of Kenvue common stock, representing approximately 80.1% of Kenvue’s outstanding common stock as of August 23, 2023. As a result, Kenvue became a fully independent company, and as of the completion of the Exchange Offer, J&J owned approximately 9.5% of the outstanding shares of Kenvue common stock.

On May 17, 2024, J&J completed an additional exchange offer (the “Debt for Equity Exchange”) through which J&J exchanged indebtedness of J&J for 182,329,550 shares of Kenvue common stock owned by J&J. Following the completion of the Debt for Equity Exchange, J&J no longer owned any shares of Kenvue common stock.

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

During the fiscal six months ended June 30, 2024, the Company recorded out-of-period adjustments primarily related to the Separation, which corrected an overstatement in Additional paid-in capital of $208 million. This amount did not have an impact on the operating results for the fiscal six months ended June 30, 2024. The Company concluded that these adjustments were not material to the Condensed Consolidated Financial Statements for either the current period or prior periods.

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

Cash generated from the Company’s operations prior to April 4, 2023 was generally managed by J&J’s centralized treasury function and was swept into J&J and its affiliates’ bank accounts. Cash and cash equivalents on the Condensed Consolidated Balance Sheet represented balances in accounts specifically identifiable to the Company that were not swept into J&J and its affiliates’ bank accounts. J&J’s third-party interest expense was not allocated for any of the periods prior to April 4, 2023 as the Company was not the legal obligor of the debt and the borrowings were not directly attributable to the Company’s operations.

The Company’s equity balance in these financial statements prior to April 4, 2023 represents the excess of total assets over total liabilities. Equity was impacted by changes in comprehensive income and contributions from or to J&J prior to the Kenvue IPO, which was the result of treasury activities and net funding provided by or distributed to J&J.

J&J calculated foreign currency translation on its consolidated assets and liabilities, which included assets and liabilities of the Company prior to April 4, 2023. Foreign currency translation recorded during the fiscal six months ended June 30, 2024 and July 2, 2023 was based on currency movements specific to the Condensed Consolidated Financial Statements.

The income tax amounts in the Condensed Consolidated Financial Statements prior to the Kenvue IPO have been calculated based on a separate return methodology and presented as if the Company’s operations were reported by separate taxpayers in the jurisdictions in which the Company operates. See Note 11, “Income Taxes,” for further discussion.

Prior to the Kenvue IPO, all transactions between the Company and J&J were considered to be effectively settled for cash in the Condensed Consolidated Financial Statements at the time the transaction was recorded. The effects of the settlement of these transactions between the Company and J&J were reflected in the Condensed Consolidated Statements of Cash Flows as “Net transfers to J&J” within financing activities, and in the Condensed Consolidated Statements of Equity as “Net transfers to J&J.”

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Estimates are used when accounting for, among other things, sales discounts, trade promotions, rebates, allowances and incentives, product liabilities, income taxes and related valuation allowance, withholding taxes, pension, postretirement benefits, fair value of financial instruments, stock-based compensation assumptions, depreciation, amortization, employee benefits, contingencies, allocations of cost and expenses from J&J and its affiliates, and the valuation of goodwill, intangible assets, and liabilities. Actual results may or may not differ from those estimates.

Trade Receivable and Allowance for Credit Losses

A summary of the change in the allowance for credit losses during the fiscal six months ended June 30, 2024 and July 2, 2023 is presented below:

	Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2024	July 2, 2023
Allowance for credit losses, beginning of period	$(25)	$(35)
Provision	(4)	(5)
Utilization	3	11
Currency translation adjustment	1	—
Allowance for credit losses, end of period	$(25)	$(29)

Separation-Related Costs

The Company and J&J incurred certain non-recurring separation-related costs in the establishment of Kenvue as a standalone public company (“Separation-related costs”). Costs incurred by the Company and those costs that were incurred by J&J determined to be for the benefit of the Company are included in the Condensed Consolidated Financial Statements. These Separation-related costs were $79 million and $102 million for the fiscal three months ended June 30, 2024 and July 2, 2023, respectively, and $146 million and $200 million for the fiscal six months ended June 30, 2024 and July 2, 2023, respectively. The Separation-related costs are included within Cost of sales and Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.

Research and Development

Research and development expenses are expensed as incurred and included within Selling, general, and administrative expenses. Research and development costs were $105 million and $99 million for the fiscal three months ended June 30, 2024 and July 2, 2023, respectively, and $205 million and $188 million for the fiscal six months ended June 30, 2024 and July 2, 2023, respectively.

Leases

The Company has operating leases for space, vehicles, manufacturing equipment, and data processing equipment. In connection with the Separation, J&J and Kenvue also entered into various lease agreements, in which the Company subleased properties from J&J. The Company has finance leases, which primarily include the Company’s new global corporate headquarters in Summit, New Jersey (as described in the “—Global Headquarters Lease” section below). Lease terms may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that the Company will exercise the option. The Company’s lease agreements do not contain any significant residual value guarantees or restrictive covenants.

Operating Lease Assets and Liabilities

Right of Use (“ROU”) assets and lease liabilities associated with the Company’s operating leases are included on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 as follows:

	Operating Leases
(Dollars in Millions)	June 30, 2024(1)	December 31, 2023(2)
ROU assets included in:
Other assets	$123	$139
Total ROU assets	123	139
Lease liabilities included in:
Accrued liabilities	40	44
Other liabilities	88	97
Total lease liabilities	$128	$141
(1) Includes leases with J&J of $43 million of ROU assets, $12 million of current lease liabilities, and $31 million of non-current lease liabilities.
(2) Includes leases with J&J of $52 million of ROU assets, $13 million of current lease liabilities, and $39 million of non-current lease liabilities.

Global Headquarters Lease

On April 20, 2023, the Company entered into a long-term lease for a newly renovated corporate office building and a newly constructed research and development building in Summit, New Jersey (the “Global Headquarters Lease”). When completed, the campus will encompass approximately 290,000 square feet and serve as the Company’s new global corporate headquarters and research and development center. The Global Headquarters Lease collectively includes the lease associated with the corporate office building (the “Corporate Office Lease”), the lease associated with the land where the research and development building will be constructed (the “State-of-the-Art Lab Facility Lease”), and the lease associated with land to be used for amenities (the “Amenities Lease”). The relocation to this campus is expected to occur in 2025 for the corporate office building and continue through 2026 for the new research and development building. The Company will continue operating from its interim corporate headquarters in Skillman, New Jersey, until that time.

The Corporate Office Lease and the State-of-the-Art Lab Facility Lease, each accounted for as a finance lease, commenced in January 2024 and May 2024, respectively. Each lease includes an initial term of 15 years as well as renewal options, which the Company is reasonably certain to exercise, that will extend the term of each lease through 2060. Each finance lease liability was calculated utilizing an incremental borrowing rate of 4.75% to discount lease payments over the expected term.

The Amenities Lease is expected to commence in January 2026.

ROU assets and lease liabilities associated with the Corporate Office Lease and the State-of-the-Art Lab Facility Lease are included on the Condensed Consolidated Balance Sheet as of June 30, 2024 as follows:

(Dollars in Millions)	June 30, 2024
ROU assets included in:
Property, plant, and equipment, net	$107
Lease liabilities included in:
Long-term debt	$111

For the fiscal six months ended June 30, 2024, $109 million of ROU assets were obtained in exchange for the new finance lease liabilities in connection with the Corporate Office Lease and State-of-the-Art Lab Facility Lease.

Impairment Charges

Impairment charges for the fiscal three and six months ended June 30, 2024 and July 2, 2023 consisted of:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Dr.Ci:Labo® asset impairment(1)	488	—	488	—
Skillman fixed asset impairment(2)	—	—	68	—
Other asset impairment(3)	22	—	22	—
Impairment charges	$510	$—	$578	$—
(1) Represents the impairment charge recognized in relation to Dr.Ci:Labo® long-lived assets. See “—Dr.Ci:Labo® Asset Impairment” below and Note 3, “Intangible Assets and Goodwill,” for more information.
(2) Represents the impairment charge recorded on the held for sale asset associated with the Company’s interim corporate headquarters in Skillman, New Jersey. See “—Assets Held for Sale” below.
(3) Represents the impairment charge related to certain software development assets.

Dr.Ci:Labo® Asset Impairment

During the fiscal three months ended June 30, 2024, there was a significant change in the senior leadership of the Dr.Ci:Labo® business, resulting in a new strategic plan with a key focus on brand marketing expense designed to allow the brand to reach more consumers and appropriately address evolving market dynamics, including shifts in consumer sentiment in China as well as changing shopping patterns in the region. Following the change to the Company’s strategy for the brand, the Company made revisions to the internal forecasts relating to the Dr.Ci:Labo® asset group and concluded that the changes in circumstances, which impacted the forecasted cash flows in relation to this business, resulted in a triggering event, requiring an interim impairment review of the Dr.Ci:Labo® asset group. As a result of the interim impairment test, the Company concluded that the carrying value of long-lived assets of the asset group, consisting primarily of intangible assets, including trademarks and other intangibles, and property, plant, and equipment, exceeded their estimated fair value, resulting in impairment charges of $488 million recognized in the fiscal three months ended June 30, 2024, of which $463 million related to definite-lived intangible assets and $25 million related to property, plant, and equipment. Following the impairment charge, the carrying value of the Dr.Ci:Labo® asset group was $118 million.

The Company estimated the fair value of the definite-lived intangible assets within the Dr.Ci:Labo® asset group based on an income approach using the relief-from-royalty method. This valuation required significant judgments and estimates by management regarding several key inputs, including future cash flows consistent with management’s plans, sales growth rates, the selection of royalty rates, and a discount rate. The Company selected the assumptions used in the financial forecasts of cash flows specific to the remaining useful lives of the trademarks ranging from six to 15 years using historical data, supplemented by current and anticipated market conditions and estimated growth rates. The Company utilized a discount rate of 8%. As the fair value measurements were based on significant inputs not observable in the market, they represented Level 3 measurements within the fair value hierarchy.

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

The results of the impairment test performed upon classification as held for sale indicated that the carrying value of the Skillman, New Jersey facility exceeded its estimated fair value less costs to sell by $68 million. As a result, the Company recorded an impairment charge equivalent to that amount within Other operating expense (income), net in the Condensed Consolidated Statement of Operations for the fiscal three months ended March 31, 2024. The fair value of the held for sale asset was determined utilizing third-party sales pricing as an input. The inputs utilized in the analysis are classified as Level 3 inputs within the fair value hierarchy.

The Company recorded the remaining asset held for sale balance related to the Skillman, New Jersey facility within Other current assets on the Condensed Consolidated Balance Sheet as of June 30, 2024.

Supplier Finance Program

The Company has facilitated a voluntary supplier finance program to provide some of its suppliers with the opportunity to sell receivables due from the Company (the Company’s accounts payables) to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The Company is not a party to the arrangements between the suppliers and the third-party financial institutions. The Company’s obligations to its suppliers, including amounts due, and scheduled payment dates (which have general payment terms of 90 days), are not affected by a participating supplier’s decision to participate in the program. As of June 30, 2024 and December 31, 2023, the Company’s accounts payable balances included $273 million and $227 million, respectively, related to invoices from suppliers participating in the supplier finance program.

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

The Company determined that certain Deferred Local Businesses that are legal entities (“Deferred Legal Entities”) are VIEs for which Kenvue is the primary beneficiary, since Kenvue has the power to direct the activities that most significantly impact such Deferred Legal Entities’ economic performance, as well as to obtain all the economic benefits and losses of such entities. These significant activities include, but are not limited to, product pricing, marketing and sales strategy, supply chain strategy, material supply and vendor management, budget planning, and labor and overhead management. Accordingly, the assets and liabilities of these entities are recognized on the Condensed Consolidated Balance Sheets at their historical carrying amounts as of the date when the Company entered into the arrangement, since the primary beneficiary of the VIEs and the VIEs themselves were under common control. Additionally, the results of the operations and cash flows are included within the Condensed Consolidated Financial Statements.

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

(Dollars in Millions)	June 30, 2024
Assets
Current assets
Cash and cash equivalents	$122
Trade receivables, less allowances for credit losses	57
Inventories	26
Prepaid expenses and other receivables	2
Total current assets	207
Property, plant, and equipment, net	2
Deferred taxes on income	2
Other assets	1
Total assets	$212
Liabilities
Current liabilities
Accounts payable	$3
Accrued liabilities	11
Accrued rebates, returns, and promotions	13
Total current liabilities	27
Total liabilities	$27

The Company recognized Net income of $4 million and $32 million for the fiscal three months ended June 30, 2024 and July 2, 2023, respectively, and $6 million and $32 million for the fiscal six months ended June 30, 2024 and July 2, 2023, respectively, related to the Deferred Legal Entities in the Condensed Consolidated Statements of Operations.

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

The Company recognized a net payable to J&J of $12 million in relation to the net economic benefit arrangements as of June 30, 2024 on the Condensed Consolidated Balance Sheet. The Company recognized Net income of $19 million and $16 million for the fiscal three months ended June 30, 2024 and July 2, 2023, respectively, and $33 million and $16 million for the fiscal six months ended June 30, 2024 and July 2, 2023, respectively, in relation to the net economic benefit arrangements in the Condensed Consolidated Statements of Operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to current fiscal year presentation.

Change in Accounting Principle

Global Intangible Low-Taxed Income (“GILTI”) Accounting Method Change

Effective in the fiscal three months ended October 1, 2023, the Company changed the accounting principle for GILTI from the deferred approach to the period cost approach. In 2018, the Financial Accounting Standards Board (“FASB”) provided companies with an accounting policy choice in determining whether to measure the deferred tax effects of GILTI or to treat

GILTI as a period cost. J&J elected to account for the deferred effects of GILTI in 2018. However, as a standalone company that operates in a different industry with different peers than J&J, treating GILTI as a period cost is the prevailing accounting policy that the Company’s peers have elected. Therefore, management determined that the change in accounting was preferable as it did not believe that the impact of deferred taxes on GILTI provides a meaningful measure of future GILTI tax costs.

The effects of the change in accounting principle to the Condensed Consolidated Financial Statements were as follows:

	Fiscal Three Months Ended
	July 2, 2023
(Dollars in Millions, Except Per Share Data)	Prior to Change	Effect of Change	As Adjusted
Condensed Consolidated Statement of Operations:
Income before taxes	$639	$—	$639
Provision for taxes	209	—	209
Net income	$430	$—	$430

Basic net income per share	$0.23	$—	$0.23
Diluted net income per share	$0.23	$—	$0.23

	Fiscal Six Months Ended
	July 2, 2023
(Dollars in Millions, Except Per Share Data)	Prior to Change	Effect of Change	As Adjusted
Condensed Consolidated Statement of Operations:
Income before taxes	$1,248	$—	$1,248
Provision for taxes	488	(139)	349
Net income	$760	$139	$899

Basic net income per share	$0.43	$0.08	$0.51
Diluted net income per share	$0.43	$0.08	$0.51

	Fiscal Three Months Ended
	July 2, 2023
(Dollars in Millions)	Prior to Change	Effect of Change	As Adjusted
Condensed Consolidated Statement of Comprehensive (Loss) Income:
Foreign currency translation, net of taxes	$(177)	$5	$(172)
Other comprehensive loss	$(195)	$5	$(190)

	Fiscal Six Months Ended
	July 2, 2023
(Dollars in Millions)	Prior to Change	Effect of Change	As Adjusted
Condensed Consolidated Statement of Comprehensive (Loss) Income:
Foreign currency translation, net of taxes	$(16)	$7	$(9)
Other comprehensive income	$19	$7	$26

	Fiscal Three Months Ended
	July 2, 2023
(Dollars in Millions)	Prior to Change	Effect of Change	As Adjusted
Condensed Consolidated Statement of Equity:
Net investment from J&J	$25,521	$90	$25,611
Accumulated other comprehensive loss	(5,239)	—	(5,239)
Cumulative effect adjustment to beginning balance	$20,282	$90	$20,372
Net income	$430	$—	$430
Other comprehensive loss	$(195)	$5	$(190)
Net transfers from J&J	$10	$—	$10
Stock-based compensation	$38	$—	$38
Distribution to J&J in connection with the Separation	$(13,788)	$—	$(13,788)
Issuance of common stock in connection with the Kenvue IPO	$4,241	$—	$4,241
Separation-related adjustments	$22	$(4)	$18
Ending balance	$11,040	$91	$11,131

	Fiscal Six Months Ended
	July 2, 2023
(Dollars in Millions)	Prior to Change	Effect of Change	As Adjusted
Condensed Consolidated Statement of Equity:
Net investment from J&J	$25,474	$(49)	$25,425
Accumulated other comprehensive loss	(5,453)	(2)	(5,455)
Cumulative effect adjustment to beginning balance	$20,021	$(51)	$19,970
Net income	$760	$139	$899
Other comprehensive income	$19	$7	$26
Net transfers to J&J	$(308)	$—	$(308)
Stock-based compensation	$73	$—	$73
Distribution to J&J in connection with the Separation	$(13,788)	$—	$(13,788)
Issuance of common stock in connection with the Kenvue IPO	$4,241	$—	$4,241
Separation-related adjustments	$22	$(4)	$18
Ending balance	$11,040	$91	$11,131

	Fiscal Six Months Ended
	July 2, 2023
(Dollars in Millions)	Prior to Change	Effect of Change	As Adjusted
Condensed Consolidated Statement of Cash Flows:
Net income	$760	$139	$899
Deferred income taxes	$155	$(139)	$16

Recent Accounting Standards

SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors

In March 2024, the SEC adopted final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors (“SEC Release No. 33-11275”), which requires disclosure of governance, risk management, and strategy related to material climate-related risks as well as disclosure of material greenhouse gas emissions in registration statements and annual reports. In addition, certain disclosures as it relates to severe weather events and other natural conditions and carbon offsets and renewable energy credits would also be required. The SEC voluntarily stayed the final rules pending completion of judicial review following legal challenges. The rules are effective for large accelerated filers for annual periods ending December 31, 2025, pending resolution of the stay. The Company is currently assessing the impact of these rules on the Condensed Consolidated Financial Statements.

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

ASU 2023-07: Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 scopes in entities with a single reportable segment and requires those entities to provide all disclosures required in Topic 280. Among other various new disclosures, ASU 2023-07 additionally requires that current annual disclosures about a reportable segment’s profit or loss and assets also be provided in interim periods. Enhanced reporting requirements for all entities includes disclosure of 1) significant segment expenses, 2) the title and position of the chief operating decision maker (the “CODM”), and 3) how the CODM uses disclosed measure(s) of a segment’s profit or loss in assessing segment performance and allocating resources. This guidance is effective for public entities for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Companies are required to apply the amendments retrospectively to all prior periods presented in the financial statements, and early adoption is permitted. The Company is currently evaluating this guidance and expects that adoption will result in new disclosures, including significant segment expenses.

No other new accounting standards that were issued or became effective during the fiscal six months ended June 30, 2024 had, or are expected to have, a significant impact on the Condensed Consolidated Financial Statements.

2. Inventories

As of June 30, 2024 and December 31, 2023, inventories were comprised of:

(Dollars in Millions)	June 30, 2024	December 31, 2023
Raw materials and supplies	$292	$304
Goods in process	131	115
Finished goods	1,426	1,432
Total inventories	$1,849	$1,851

3. Intangible Assets and Goodwill

As of June 30, 2024 and December 31, 2023, the gross and net amounts of intangible assets were:

	June 30, 2024			December 31, 2023
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Patents and trademarks	$4,056	$(1,728)	$2,328	$4,444	$(1,698)	$2,746
Customer relationships	2,027	(1,126)	901	2,125	(1,151)	974
Other intangibles	1,293	(681)	612	1,320	(669)	651
Total definite-lived intangible assets	$7,376	$(3,535)	$3,841	$7,889	$(3,518)	$4,371
Indefinite-lived intangible assets:
Trademarks	$4,866	$—	$4,866	$5,187	$—	$5,187
Other	55	—	55	61	—	61
Total intangible assets, net	$12,297	$(3,535)	$8,762	$13,137	$(3,518)	$9,619

Gross carrying amount changes for the fiscal period ended June 30, 2024 were primarily driven by the impact of $479 million in intangible asset impairments, of which $463 million related to impairment charges recognized in relation to Dr.Ci:Labo® definite-lived intangible assets, including trademarks and other intangibles, as described in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Impairment Charges.” The change was further driven by the impact of currency translations.

No intangible asset impairments were recognized for both the fiscal three and six months ended July 2, 2023.

Amortization expense for the Company’s amortizable assets, which is included in Cost of sales, was $72 million and $79 million for the fiscal three months ended June 30, 2024 and July 2, 2023, respectively, and $146 million and $160 million for the fiscal six months ended June 30, 2024 and July 2, 2023, respectively.

Goodwill by reportable segment was as follows:

(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total
Goodwill as of December 31, 2023	$5,308	$2,315	$1,648	$9,271
Currency translation	(147)	(127)	(24)	(298)
Goodwill as of June 30, 2024	$5,161	$2,188	$1,624	$8,973

4. Borrowings

The components of the Company’s debt as of June 30, 2024 and December 31, 2023 were as follows:

(Dollars in Millions)	June 30, 2024	December 31, 2023
Senior Notes
5.50% Senior Notes due 2025	$750	$750
5.35% Senior Notes due 2026	750	750
5.05% Senior Notes due 2028	1,000	1,000
5.00% Senior Notes due 2030	1,000	1,000
4.90% Senior Notes due 2033	1,250	1,250
5.10% Senior Notes due 2043	750	750
5.05% Senior Notes due 2053	1,500	1,500
5.20% Senior Notes due 2063	750	750
Other(1)	118	9
Discounts and debt issuance costs	(67)	(72)
Total	$7,801	$7,687
Less: Current portion of long-term debt—principal amount	(750)	—
Total long-term debt	$7,051	$7,687
Current portion of long-term debt—principal amount	750	—
Commercial paper	670	600
Discounts and debt issuance costs	(3)	(1)
Other	10	—
Total loans and notes payable	$1,427	$599
Total debt	$8,478	$8,286
(1) As of June 30, 2024, Other includes $111 million of finance lease liabilities associated with the Global Headquarters Lease. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Leases,” for more information.

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

Prior to the Kenvue IPO, the Company issued $1.25 billion under its Commercial Paper Program which, collectively with the Senior Notes, are referred to as the “Debt Financing Transactions.” As of June 30, 2024, the Company had $668 million of outstanding balances under its Commercial Paper Program, net of a related discount of $2 million. As of December 31, 2023, the Company had $599 million of outstanding balances under its Commercial Paper Program, net of a related discount of $1 million.

Revolving Credit Facility

On March 6, 2023, the Company entered into a credit agreement providing for a five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $4.0 billion to be made available in U.S. dollars and Euros. As of both June 30, 2024 and December 31, 2023, the Company had no outstanding balances under its Revolving Credit Facility.

Facility Agreement

On April 5, 2023, the Company and J&J entered into the Facility Agreement, allowing the Company to lend the proceeds from the issuance of debt (including commercial paper) in an aggregate amount of $8.9 billion to J&J.

Upon completion of the Kenvue IPO on May 8, 2023, the Facility Agreement was terminated and the balance of the loans, and all accrued interest, were repaid by J&J for a total cash inflow of $9.0 billion. The Company earned interest income of $33 million for both the fiscal three and six months ended July 2, 2023 in relation to the Facility Agreement. The Company remitted this cash back to J&J as a distribution in connection with the Separation.

Interest Expense, Net

The amount included in Interest expense, net in the Condensed Consolidated Statements of Operations consists of the following:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Interest expense	$106	$118	$215	$129
Interest income(1)	(14)	(65)	(28)	(75)
Total interest expense, net	$92	$53	$187	$54
(1) Includes interest income of $33 million for both the fiscal three and six months ended July 2, 2023 recognized in relation to the Facility Agreement.

Fair Value of Debt

The Company’s debt was recorded at the carrying amount. The estimated fair value of the Company’s Senior Notes was $7.6 billion as of June 30, 2024. Fair value was estimated using market prices using quoted prices in active markets which would be considered Level 2 in the fair value hierarchy. The carrying value of the commercial paper notes approximated the fair value as of June 30, 2024 due to the nature and short-term duration of the instrument.

Compliance with Covenants

As of June 30, 2024, the Company was in compliance with all debt covenants, and no default or event of default has occurred.

5. Pensions

Single Employer Plans

Net periodic benefit costs for the Company’s defined benefit retirement plans sponsored by the Company for the fiscal three and six months ended June 30, 2024 and July 2, 2023 included the following components:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Service cost	$8	$5	$15	$10
Interest cost	7	7	14	10
Amortization of loss	1	—	2	—
Expected return on plan assets	(9)	(7)	(18)	(10)
Total net periodic benefit cost	$7	$5	$13	$10

The service cost component of net periodic benefit cost is presented in the same line items in the Condensed Consolidated Statements of Operations where other employee compensation costs are reported, including Cost of sales and Selling, general, and administrative expenses. All other components of net periodic benefit costs are presented as part of Other (income) expense, net in the Condensed Consolidated Statements of Operations.

Participation in J&J Plans

J&J has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. J&J also provides medical benefits, principally to its U.S. retirees and their dependents through its other postretirement benefit plans. Prior to the Separation, the Company’s employees participated in J&J’s defined benefit pension plans, which were accounted for as multiemployer plans, and assets and liabilities associated with these plans were not reflected on the Condensed Consolidated Balance Sheets. After the Separation, the Company no longer had any multiemployer plans, as they were all converted to a multiple employer pension plan or a single-employer pension plan. The Condensed Consolidated Statements of Operations for the fiscal three and six months ended July 2, 2023 include expense allocations for these benefits, which were determined using a proportional allocation method. Total benefit plan expense allocated to the Company amounted to $1 million and $17 million for the fiscal three and six months ended July 2, 2023, respectively.

In connection with the completion of the Separation, J&J transferred certain pension plans to the Company during the fiscal six months ended July 2, 2023, resulting in the transfer of net pension assets of $86 million and net pension liabilities of $21 million.

6. Accrued and Other Liabilities

Accrued liabilities consisted of:

(Dollars in Millions)	June 30, 2024	December 31, 2023
Accrued expenses	$315	$465
Accrued compensation and benefits	253	406
Operating lease liabilities	40	44
Tax indemnification liability(1)	176	113
Other accrued liabilities	478	428
Total accrued liabilities	$1,262	$1,456

Other liabilities, non-current, consisted of:

(Dollars in Millions)	June 30, 2024	December 31, 2023
Accrued income taxes	$173	$188
Operating lease liabilities	88	97
Tax indemnification liability(1)	166	141
Other accrued liabilities	108	65
Total other liabilities	$535	$491
(1) The balances primarily relate to the Tax Matters Agreement (as defined in Note 9, “Relationship with J&J—Tax Indemnification”) entered into with J&J on May 3, 2023 that governs the parties’ respective rights, responsibilities, and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes. See Note 9, “Relationship with J&J—Tax Indemnification,” for more information.

7. Accumulated Other Comprehensive Loss

Components of Accumulated other comprehensive loss consisted of the following:

(Dollars in Millions)	Foreign Currency Translation	Employee Benefit Plans(1)	Gain on Derivatives and Hedges(2)	Total Accumulated Other Comprehensive Loss
March 31, 2024	$(5,537)	$(164)	$26	$(5,675)
Other comprehensive (loss) income before reclassifications	(152)	2	(3)	(153)
Amounts reclassified to the Condensed Consolidated Statement of Operations	—	1	(8)	(7)
Net current period Other comprehensive (loss) income	(152)	3	(11)	(160)
June 30, 2024	$(5,689)	$(161)	$15	$(5,835)

April 2, 2023	$(5,313)	$26	$48	$(5,239)
Other comprehensive loss before reclassifications	(172)	(83)	(13)	(268)
Amounts reclassified to the Condensed Consolidated Statement of Operations	—	—	5	5
Net current period Other comprehensive loss	(172)	(83)	(8)	(263)
July 2, 2023	$(5,485)	$(57)	$40	$(5,502)
(1) Net change for the fiscal three months ended July 2, 2023 includes Separation adjustments of $73 million in connection with transfers of certain pension plans by J&J to the Company.
(2) For the fiscal three months ended June 30, 2024 and July 2, 2023, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $(12) million and $(8) million, respectively, related to its cash flow hedge portfolio.

(Dollars in Millions)	Foreign Currency Translation	Employee Benefit Plans(1)	Gain on Derivatives and Hedges(2)	Total Accumulated Other Comprehensive Loss
December 31, 2023	$(5,257)	$(167)	$47	$(5,377)
Other comprehensive (loss) income before reclassifications	(432)	4	(24)	(452)
Amounts reclassified to the Condensed Consolidated Statement of Operations	—	2	(8)	(6)
Net current period Other comprehensive (loss) income	(432)	6	(32)	(458)
June 30, 2024	$(5,689)	$(161)	$15	$(5,835)

January 1, 2023	$(5,476)	$12	$9	$(5,455)
Other comprehensive (loss) income before reclassifications	(9)	(69)	38	(40)
Amounts reclassified to the Condensed Consolidated Statement of Operations	—	—	(7)	(7)
Net current period Other comprehensive (loss) income	(9)	(69)	31	(47)
July 2, 2023	$(5,485)	$(57)	$40	$(5,502)
(1) Net change for the fiscal six months ended July 2, 2023 includes Separation adjustments of $73 million in connection with transfers of certain pension plans by J&J to the Company.
(2) For the fiscal six months ended June 30, 2024 and July 2, 2023, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $(33) million and $31 million, respectively, related to its cash flow hedge portfolio.

Amounts in Accumulated other comprehensive loss are presented net of the related tax impact. Foreign currency translation is not adjusted for income taxes where it relates to permanent investments in international operations. For additional details on comprehensive income, see the Condensed Consolidated Statements of Comprehensive (Loss) Income.

The provision (benefit) for taxes allocated to the components of Accumulated other comprehensive loss before reclassification are as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Foreign currency translation	$(3)	$(13)	$(5)	$6
Employee benefit plans	—	(18)	—	(17)
Gain on derivatives and hedges	1	(4)	11	9
Total (benefit) provision for taxes recognized in Accumulated other comprehensive loss	$(2)	$(35)	$6	$(2)

The provision (benefit) for taxes allocated to the reclassifications from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Operations was not significant for both the fiscal three and six months ended June 30, 2024 and July 2, 2023.

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

For the fiscal three and six months ended June 30, 2024, stock-based compensation expense was recognized resulting from the grant of stock-based awards under the Kenvue 2023 Plan, which were denominated in shares of Kenvue common stock.

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

For the fiscal three and six months ended July 2, 2023, stock-based compensation expense was driven by stock-based awards granted under J&J’s long-term incentive plans, which were denominated in shares of J&J common stock.

The classification of stock-based compensation expense for the fiscal three and six months ended June 30, 2024 and July 2, 2023 was as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Cost of sales	$27	$12	$63	$16
Selling, general, and administrative expenses	34	26	79	57
Total stock-based compensation expense	$61	$38	$142	$73

The increase in stock-based compensation expense for the fiscal three and six months ended June 30, 2024 as compared to the prior periods was primarily driven by a higher grant date fair value and shorter expense attribution period of the converted Kenvue stock-based awards outstanding in the current periods as compared to stock-based awards outstanding in the prior periods, which were granted under the J&J plans prior to the Conversion Date, as well as the grant of the Founder Shares (as defined in Note 15, “Segments of Business—Segment Net Sales and Segment Adjusted Operating Income”) on October 2, 2023 and stock options, RSUs, and PSUs awarded as part of the annual grant of stock-based awards under the Kenvue 2023 Plan that occurred during the fiscal three months ended March 31, 2024.

Grant activity for the fiscal six months ended June 30, 2024 primarily relates to stock options, RSUs, and PSUs awarded as part of the annual grant of stock-based awards under the Kenvue 2023 Plan that occurred during the fiscal three months ended March 31, 2024.

There was no significant grant activity during the fiscal three months ended June 30, 2024.

Stock Options

The Company did not grant a significant amount of stock options during the fiscal three months ended June 30, 2024.

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

Fiscal Three Months Ended
March 31, 2024
Expected volatility(1)	21.3%
Expected dividend yield(2)	3.9%
Risk-free rate(3)	4.1%
Expected term(4)	6 years
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

Restricted Stock Units and Performance Stock Units

The Company did not grant a significant amount of RSUs or PSUs during the fiscal three months ended June 30, 2024.

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

Prior to Kenvue becoming a fully independent company, the allocations (excluding stock-based compensation expense), net of costs charged to J&J’s affiliates reflected in the Condensed Consolidated Statements of Operations for the fiscal three and six months ended July 2, 2023 were as follows:

	Fiscal Three Months Ended	Fiscal Six Months Ended
(Dollars in Millions)	July 2, 2023	July 2, 2023
Cost of sales	$16	$25
Selling, general, and administrative expenses	33	120
Total costs allocated	$49	$145

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

Net Transfers from (to) J&J

Net transfers from (to) J&J are included in Net investment from J&J in the Condensed Consolidated Statements of Equity and within financing activities in the Condensed Consolidated Statements of Cash Flows and represent the net effect of transactions between the Company and J&J. No transactions were recorded in Net transfers from (to) J&J subsequent to the fiscal three months ended July 2, 2023.

The components of Net transfers from (to) J&J for the fiscal three and six months ended July 2, 2023 were as follows:

	Fiscal Three Months Ended	Fiscal Six Months Ended
(Dollars in Millions)	July 2, 2023	July 2, 2023
Cash pooling and general financing activities	$(37)	$(446)
Corporate cost allocations	49	145
Taxes deemed settled with J&J	—	27
Net transfers from (to) J&J as reflected in the Condensed Consolidated Statements of Cash Flows	$12	$(274)
Other	(2)	(34)
Net transfers from (to) J&J as reflected in the Condensed Consolidated Statements of Equity	$10	$(308)

Transactions with J&J, including the Separation Agreement

In connection with the Separation, Kenvue entered into various agreements with J&J, including the Separation Agreement. In connection with the terms of the Separation Agreement, certain assets and liabilities included on the pre-Separation balance sheet were retained by J&J and certain assets and liabilities not included on the pre-Separation balance sheet were transferred to Kenvue. Separation related adjustments have been recognized in Net investment from J&J, the net impact of which resulted in an increase in net assets and total equity by $91 million for the fiscal three and six months ended July 2, 2023. The impact on net assets primarily represent 1) recognition of balances with J&J including indemnification matters, 2) changes to income tax assets and liabilities as a result of change in the basis of presentation, 3) contribution of certain liabilities including pension and employee related obligations from J&J, 4) the retention of assets and liabilities by J&J of certain Deferred Local Businesses (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Variable Interest Entities

and Net Economic Benefit Arrangements”), and 5) other assets and liability transfers between Kenvue and J&J in connection with the Separation.

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

The Company had the following balances and transactions with J&J and its affiliates, primarily in connection with the Tax Matters Agreement, Transition Services Agreement, and the Transition Manufacturing Agreement, reported in the Condensed Consolidated Financial Statements:

(Dollars in Millions)	June 30, 2024	December 31, 2023
Prepaid expenses and other receivables	$151	$213
Accounts payable and accrued liabilities	$442	$486
Other assets	$81	$87
Other liabilities	$166	$153

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Cost of sales	$47	$39	$109	$39
Selling, general, and administrative expenses	$59	$47	$122	$47

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

The Company recorded a net liability totaling approximately $243 million for income and non-income indemnification tax payables and refunds, unrecognized tax benefits and associated interest due to J&J as Prepaid expenses and other receivables and Accrued liabilities for current assets and current liabilities, respectively, and to Other assets and Other liabilities for non-current assets and non-current liabilities, respectively, on the Condensed Consolidated Balance Sheet as of June 30, 2024.

Debt Financing Transactions and Kenvue IPO Consideration

During the fiscal six months ended July 2, 2023, the Company received debt proceeds of $7.7 billion from the issuance of the Senior Notes and received initial proceeds from its Commercial Paper Program of $1.2 billion. The Company loaned the total proceeds to J&J through the Facility Agreement. Upon the completion of the Kenvue IPO on May 8, 2023, the Facility Agreement was terminated and the balance of the loans, and all accrued interest, were repaid by J&J for a total cash inflow of $9.0 billion. The Company remitted this cash back to J&J as a distribution in connection with the Separation.

10. Other Operating Expense (Income), Net and Other (Income) Expense, Net

Other operating expense (income), net for the fiscal three and six months ended June 30, 2024 and July 2, 2023 consisted of:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Litigation expense	$2	$21	$4	$20
Royalty income	(8)	(1)	(17)	(8)
Gain on disposal of fixed assets	—	—	—	(9)
Impact of Deferred Markets(1)	23	24	38	24
Contingent liability reversal(2)	—	(43)	—	(43)
Other(3)	(5)	—	(3)	—
Total other operating expense (income), net	$12	$1	$22	$(16)
(1) Includes the provision for taxes, minority interest expense, and service fees to be paid to J&J under the net economic benefit arrangements. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Variable Interest Entities and Net Economic Benefit Arrangements,” for more information regarding Deferred Markets.
(2) Includes the reversal of a contingent liability that was no longer considered to be probable.
(3) Includes impact of foreign derivative contracts and other miscellaneous operating (income) expenses.

Other (income) expense, net for the fiscal three and six months ended June 30, 2024 and July 2, 2023 consisted of:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Currency losses/(gains) on transactions	$—	$12	$(4)	$28
Losses on investments	—	—	31	7
Other(1)	(3)	(2)	(2)	5
Total other (income) expense, net	$(3)	$10	$25	$40
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

The worldwide effective income tax rates were 10.8% and 32.7% for the fiscal three months ended June 30, 2024 and July 2, 2023, respectively, and 28.0% for both the fiscal six months ended June 30, 2024 and July 2, 2023. The decrease for the fiscal three months ended June 30, 2024 as compared to the fiscal three months ended July 2, 2023 was primarily the result of the impairment to the Dr.Ci:Labo® skin health business and the corresponding reversal of a deferred tax liability, as well as the remeasurement of the state deferred tax liability as a result of a change in the Company’s state tax rate. The decrease is offset by an increase in return to provision adjustments for tax returns filed during the fiscal three months ended June 30, 2024. The effective income tax rate remained flat for the fiscal six months ended June 30, 2024 as compared to the fiscal six months ended July 2, 2023 as different drivers impacted the tax rates for both periods. The effective income tax rate for the fiscal six months ended June 30, 2024 was increased primarily by reduced benefits for foreign tax credits, prior year releases of tax reserves due to statute of limitations expiring, and shortfall on stock-based compensation. This increase was offset by the impairment to the Dr.Ci:Labo® skin health business and the corresponding reversal of a deferred tax liability and the remeasurement of the state deferred tax liability as a result of a change in the Company’s state tax rate.

As discussed in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Basis of Presentation,” prior to April 4, 2023, the Company operated as a segment of J&J and not as a separate entity. Accordingly, the effective worldwide income tax rate for the fiscal three and six months ended July 2, 2023 was calculated using the separate return method as if the Company filed income tax returns on both a standalone basis and on a carve-out basis. This resulted in the inclusion of certain hypothetical foreign tax credit benefits that did not exist following the Kenvue IPO.

As of June 30, 2024, the Company had approximately $173 million of liabilities from unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries. The Company and J&J currently have tax audits in progress in several jurisdictions, which remain open from 2008 and forward. With respect to the United States, per the Tax Matters Agreement between J&J and the Company, J&J remains liable for all liabilities related to the final settlement of any U.S. federal income tax audits in which the Company is part of J&J’s federal consolidated return. In other major jurisdictions where the Company conducts business, the years that remain open to tax audits range from 2015 and forward. The Company believes it is possible that certain tax audits in major jurisdictions where the Company conducts business outside of the United States may be completed over the next 12 months by their respective taxing authorities. However, the Company is not able to provide a reasonably reliable estimate of the timing of any future tax payments or the amount of possible changes to the total unrecognized tax benefits associated with any audit closures or other events. The Company classifies liabilities for unrecognized tax benefits and related interest and penalties as long-term liabilities on the Condensed Consolidated Balance Sheets. Interest expense and penalties related to unrecognized tax benefits are classified as provision for taxes in the Condensed Consolidated Statements of Operations.

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 (“IRA”), which, among other things, introduces a 15% minimum tax based on adjusted financial statement income of certain large corporations with a three-year average adjusted financial statement income in excess of $1 billion, an excise tax on corporate stock buybacks, and several tax incentives to promote clean energy. Based on the Company’s current analysis, as well as recently published guidance by the Internal Revenue Service, the IRA did not have a significant impact on the Condensed Consolidated Financial Statements. The Company will continue to evaluate the impact of this law as additional guidance and clarification becomes available.

The Company has included the estimated impact of enacted legislation related to the Organization for Economic Co-operation Development’s (“OECD”) Pillar Two Inclusive Framework in its provision for taxes beginning in the current fiscal year. While the estimated impact is not material, it is possible that further OECD implementation guidance, or legislation in countries in which the Company operates, could have a material effect on the Company’s provision for taxes in the future.

12. Net Income Per Share

The Company had 1,920,013,617 shares of common stock issued and 1,915,063,617 shares of common stock outstanding as of June 30, 2024. Prior to the completion of the Kenvue IPO, the Company had 1,716,160,000 shares of common stock outstanding, of which 1,716,159,990 shares were issued to J&J through a subscription agreement in May 2023. On May 8, 2023, the Kenvue IPO was completed through the sale of 198,734,444 shares of common stock, including the underwriters’ full exercise of their option to purchase 25,921,884 shares to cover over-allotments. For all periods prior to the Kenvue IPO, the shares issued through the subscription agreement are being treated akin to shares attributable to a stock split and, as a result, are being retrospectively presented for all of the periods.

Diluted net income per share is computed by giving effect to all potentially dilutive equity instruments or equity awards that are outstanding during the period. During the fiscal three and six months ended June 30, 2024, 63,630,207 and 59,645,294 shares, respectively, were determined to be anti-dilutive under the treasury stock method and therefore were excluded from the diluted net income per share calculation. There were no equity awards of the Company outstanding prior to the Kenvue IPO and no dilutive equity instruments of the Company outstanding prior to the Exchange Offer.

Net income per share for the fiscal three and six months ended June 30, 2024 and July 2, 2023 was calculated as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(In Millions, Except Per Share Data)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net income	$58	$430	$354	$899

Basic weighted average number of shares outstanding	1,915	1,838	1,915	1,777
Diluted effects of stock-based awards	5	—	5	—
Diluted weighted average number of shares outstanding	1,920	1,838	1,920	1,777

Net income per share:
Basic	$0.03	$0.23	$0.18	$0.51
Diluted	$0.03	$0.23	$0.18	$0.51

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

The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2024				December 31, 2023
(Dollars in Millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Forward foreign exchange contracts	$45	$—	$45	$—	$63	$—	$63	$—
Cross currency swap contracts	55	$—	$55	$—	—	—	—	—
Total assets	$100	$—	$100	$—	$63	$—	$63	$—
Liabilities:
Forward foreign exchange contracts	$(59)	$—	$(59)	$—	$(50)	$—	$(50)	$—
Cross currency swap contracts	—	—	—	—	(25)	—	(25)	—
Total liabilities	$(59)	$—	$(59)	$—	$(75)	$—	$(75)	$—
Net amount presented in Prepaid expenses and other receivables:	$29	$—	$29	$—	$18	$—	$18	$—
Net amount presented in Accounts payable:	$(21)	$—	$(21)	$—	$(30)	$—	$(30)	$—
Net amount presented in Other assets:	$34	$—	$34	$—	$—	$—	$—	$—
Net amount presented in Other liabilities:	$(1)	$—	$(1)	$—	$—	$—	$—	$—

As of June 30, 2024 and December 31, 2023, cash equivalents were $187 million and $329 million, respectively, which were primarily comprised of time deposits and money market funds.

The carrying amount of Cash and cash equivalents, Trade receivables, Prepaid expenses and other receivables, and Loans and notes payable approximated fair value as of June 30, 2024 and December 31, 2023. The fair value of forward foreign exchange contracts is the aggregation by currency of all future cash flows discounted to its present value at the prevailing market interest rates and subsequently converted to the U.S. dollar at the current spot foreign exchange rate. The cross currency swap contracts are recorded at fair value that is derived from observable market data, including foreign exchange rates and yield curves.

The fair value of the Company’s derivative assets is included in Prepaid expenses and other receivables and Other Assets on the Condensed Consolidated Balance Sheets. The fair value of the Company’s derivative liabilities is included in Accounts payable and Other liabilities on the Condensed Consolidated Balance Sheets.

There were no transfers between Level 1, Level 2, or Level 3 during the fiscal three and six months ended June 30, 2024 and the fiscal twelve months ended December 31, 2023.

The following table sets forth the notional amounts of the Company’s outstanding derivative instruments:

	June 30, 2024			December 31, 2023
(Dollars in Millions)	Forward foreign exchange contracts	Cross currency swap contracts	Total notional amount	Forward foreign exchange contracts	Cross currency swap contracts	Total notional amount
Cash flow hedges	$4,225	$—	$4,225	$3,522	$—	$3,522
Fair value hedges	$146	$—	$146	$—	$—	$—
Net investment hedges	$—	$1,500	$1,500	$—	$500	$500
Undesignated hedging instruments	$543	$—	$543	$588	$—	$588

Cash Flow Hedges

For the fiscal three and six months ended June 30, 2024, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $(12) million and $(33) million, respectively, related to its cash flow hedge portfolio. For the fiscal three and six months ended July 2, 2023, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $(8) million and $31 million, respectively, related to its cash flow hedge portfolio.

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

Since 2022, the Company has entered into forward foreign exchange contracts to hedge a portion of forecasted cash flows denominated in foreign currency. The terms of these contracts are generally 12 months to 18 months. These contracts are designated as cash flow hedging relationships at the date of contract inception, in accordance with the appropriate accounting guidance. At inception, all designated hedging relationships are expected to be highly effective. These contracts are accounted for using the forward method, and all gains/losses associated with these contracts are recorded in Other comprehensive (loss) income. The Company reclassifies the gains and losses related to these contracts at the time the inventory is sold to the customer into Net sales or Cost of sales and Other (income) expense, net in the Condensed Consolidated Statements of Operations, as applicable.

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

The following table is a summary of the gains and losses recognized on forward foreign exchange contracts designated as cash flow hedges within Other comprehensive (loss) income and the gains and losses reclassified into earnings:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
(Loss) gain recognized in Other comprehensive (loss) income	$(4)	$(17)	$(15)	$—
Gain (loss) reclassified from Other comprehensive (loss) income into earnings	$6	$(6)	$7	$5

The following table is a summary of the gains and losses reclassified from Other comprehensive (loss) income into earnings related to the forward foreign exchange contracts for the fiscal three and six months ended June 30, 2024 and July 2, 2023:

	Fiscal Three Months Ended
	June 30, 2024			July 2, 2023
(Dollars in Millions)	Net sales	Cost of sales	Other (income) expense, net	Net sales	Cost of sales	Other (income) expense, net
Gain (loss) reclassified from Other comprehensive (loss) income into earnings	$—	$18	$(12)	$(1)	$(3)	$(2)

	Fiscal Six Months Ended
	June 30, 2024			July 2, 2023
(Dollars in Millions)	Net sales	Cost of sales	Other (income) expense, net	Net sales	Cost of sales	Other (income) expense, net
Gain (loss) reclassified from Other comprehensive (loss) income into earnings	$—	$12	$(5)	$—	$7	$(2)

Forward Starting Interest Rate Swaps

Beginning in the fiscal three months ended January 1, 2023, the Company entered into forward starting interest rate swaps in contemplation of securing long-term financing for the Separation or for other long-term financing purposes in the event the Separation did not occur. The Company designated these derivatives as cash flow hedges to reduce future interest rate exposure related to changes in the benchmark interest rate on forecasted 5-year, 10-year, and 30-year bonds that the Company issued in 2023. During the fiscal six months ended July 2, 2023, the Company recorded a gain of $48 million in Accumulated other comprehensive loss, of which $38 million was related to the settlement of its forward starting interest rate swaps upon the issuance of the forecasted debt. The $38 million gain in Accumulated other comprehensive loss will be amortized and recorded in Other (income) expense, net in the Condensed Consolidated Statements of Operations over the life of the 5-year, 10-year, and 30-year bonds. For the fiscal three and six months ended June 30, 2024 and July 2, 2023, the amounts reclassified from Other comprehensive (loss) income to the Condensed Consolidated Statements of Operations were not significant.

Fair Value Hedges

Forward Foreign Exchange Contracts

During the fiscal three months ended March 31, 2024, the Company entered into forward foreign exchange contracts to hedge against the risk of changes in the fair value of foreign denominated intercompany debt attributable to foreign exchange rate fluctuations. These contracts are designated as fair value hedging relationships at the date of contract inception in accordance with the appropriate accounting guidance. At inception, all designated fair value hedging relationships are expected to be highly effective. The contracts were accounted for using the spot method with changes in the fair value of the contract attributable to the changes in spot rates recorded within Other (income) expense, net in the Condensed Consolidated Statements of Operations. The Company has elected to exclude the changes in the fair value attributable to the difference between the spot price and the forward price, as well as any cross currency basis spread, from the assessment of hedge effectiveness (the “Excluded Components”). The Excluded Components were excluded from the assessment of the hedge effectiveness. The initial value of the Excluded Components was not significant to the Condensed Consolidated Financial Statements in the period of inception. The changes in fair value attributable to the Excluded Components are recognized in Accumulated other comprehensive loss. The changes in fair value attributable to the Excluded Components will be recognized in Other (income) expense, net in the Condensed Consolidated Statements of Operations on a systematic and rational basis over the life of the hedging instrument.

Net Investment Hedges

Forward Foreign Exchange Contracts

The Company designated certain forward foreign exchange contracts as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates.
During the fiscal three months ended July 2, 2023, the Company designated forward foreign exchange contracts as a net investment hedge to sell foreign currency (denominated in the local currency of the affiliate) at specified forward rates. These contracts were accounted for using the spot method with changes in the fair value of the contracts attributable to changes in spot rates recorded within Cumulative Translation Adjustments (“CTA”) as a component of Other comprehensive (loss) income. The Company has elected to exclude the changes in the fair value attributable to time value (the “Excluded Net Investment Hedge Components on Forward Foreign Exchange Contracts”) from the assessment of the hedge effectiveness. The changes in fair value attributable to the Excluded Net Investment Hedge Components on Forward Foreign Exchange Contracts were initially recorded within CTA as a component of Other comprehensive (loss) income and were recognized into Other (income) expense, net in the Condensed Consolidated Statements of Operations ratably over the life of the contract. The forward foreign exchange contracts designated as a net investment hedge were settled during the fiscal three months ended October 1, 2023.

Cross Currency Swap Contracts

During the fiscal three months ended December 31, 2023 and the fiscal three months ended March 31, 2024, the Company designated cross currency swap contracts as net investment hedges to hedge exposure in foreign subsidiaries with local functional currencies. These contracts were accounted for using the spot method with changes in the fair value of the contracts attributable to changes in spot rates recorded within CTA as a component of Other comprehensive (loss) income and will remain there until the hedged net investments are sold or substantially liquidated. The Company has elected to exclude the changes in the fair value attributable to time value and spot-forward rate differences (the “Excluded Net Investment Hedge Components on Cross Currency Swap Contracts”) from the assessment of the hedge effectiveness. The Excluded Net Investment Hedge Components on Cross Currency Swap Contracts associated with the net investment hedge entered into during the fiscal three months ended December 31, 2023 had an initial value of $7 million in the period of inception, and the Excluded Net Investment Hedge Components on Cross Currency Swap Contracts associated with the net investment hedge entered into during the fiscal three months ended March 31, 2024 had an initial value of $(7) million in the period of inception. The changes in fair value attributable to the Excluded Net Investment Hedge Components on Cross Currency Swap Contracts are recognized into Interest expense, net in the Condensed Consolidated Statements of Operations on a systematic and rational basis through the swap accrual over the life of the hedging instrument.

The following table is a summary of the gains and losses recognized within Other comprehensive (loss) income related to the cross currency swap contracts designated as net investment hedges:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Gain (loss) recognized in CTA within Other comprehensive (loss) income	$33	$—	$80	$—

Other than amounts excluded from effectiveness testing, the Company did not reclassify any gains or losses from CTA within Other comprehensive (loss) income to earnings during the fiscal three and six months ended June 30, 2024 and July 2, 2023 related to the cross currency swap contracts.

Undesignated Hedging Instruments

Undesignated Forward Foreign Exchange Contracts

Since 2022, the Company has entered into forward foreign exchange contracts to offset the foreign currency exposure related to the settlement of payables and receivables of the Company. These contracts are not designated as cash flow hedging relationships, and the net allocated gains and losses related to these contracts were recognized within Other (income) expense, net in the Condensed Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, respectively, the Company held forward foreign exchange contracts that were not designated in cash flow hedging relationships with a fair value of $(1) million and $4 million, respectively.

The following table is a summary of the gains and losses recognized within Other (income) expense, net related to the undesignated forward foreign exchange contracts for the fiscal three and six months ended June 30, 2024 and July 2, 2023:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
(Loss) gain recognized in Other (income) expense, net	$(3)	$(2)	$(6)	$4

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

Investments in Equity Securities

The Company measures equity investments without readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As of June 30, 2024 and December 31, 2023, such investments totaled $41 million and $71 million, respectively, and were included in Other assets on the Condensed Consolidated Balance Sheets.

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

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. As of June 30, 2024, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accordingly accrued for those contingent liabilities and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments. Accrued liabilities related to litigation matters are included in Accrued liabilities and Other liabilities on the Condensed Consolidated Balance Sheets. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; significant facts are in dispute; procedural or jurisdictional issues exist; the number of potential claims is certain or predictable; comprehensive multi-party settlements are achievable; there are complex related cross-claims and counterclaims; and/or there are numerous parties involved.

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

Claims for personal injury have been made against the Company’s subsidiary Johnson & Johnson Consumer Inc. (“JJCI”), along with other third-party sellers of acetaminophen-containing products, in federal court alleging that in utero exposure to acetaminophen (the active ingredient in Tylenol®, an over-the-counter (“OTC”) pain medication) is associated with the development of autism spectrum disorder and/or attention-deficit/hyperactivity disorder in children. In October 2022, lawsuits filed in federal courts in the United States were organized as a multi-district litigation in the U.S. District Court for the Southern District of New York. In February 2024, the court entered final judgment in favor of JJCI and the other sellers of acetaminophen-containing products and dismissed the majority of cases then pending in the multi-district litigation. A Notice of Appeal was filed in March 2024, and certain additional cases were dismissed in August 2024. No trial dates have been set in the remaining actions. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. In addition, lawsuits have been filed in state court against JJCI, the Company and J&J, and lawsuits have been filed in Canada against the Company’s subsidiary Johnson & Johnson Inc. (Canadian affiliate) (“JJI”) and J&J. At this stage in these proceedings, the Company is unable to reasonably estimate either the likelihood or the magnitude of its potential liability arising out of these claims and lawsuits.

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

Beginning in May 2021, multiple putative class actions were filed in state and federal courts (California, Florida, New York, and New Jersey) against various J&J entities alleging violations of state consumer fraud statutes based on nondisclosure of alleged benzene contamination of certain Neutrogena® and Aveeno® sunscreen products and the affirmative promotion of those products as “safe”; and, in at least one case, alleging strict liability manufacturing defect, and failure to warn claims, asserting that the named plaintiffs suffered unspecified injuries as a result of alleged exposure to benzene. The Judicial Panel on Multi-District Litigation (the “JPML”) consolidated all pending actions, except one case pending in New Jersey state court, in the U.S. District Court for the Southern District of Florida, Fort Lauderdale Division. In October 2021, an affiliate of the Company reached an agreement in principle for the settlement of a nationwide class, encompassing the claims of the consolidated actions, subject to approval by the Florida federal Court. In December 2021, plaintiffs in the consolidated actions filed a motion for preliminary approval of a nationwide class settlement. In February 2023, an order granting final approval of the settlement, certifying the settlement class and awarding attorney’s fees was entered. A Notice of Appeal was filed in April 2023. In June 2024, the U.S. Court of Appeals for the Eleventh Circuit reversed the final approval order due to an intervening change in law and directed the lower court to reconsider the issues in light of recent appellate precedent.

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

In March 2024, following the filing of a Citizen Petition with FDA by Valisure LLC that included testing results purporting to show that benzoyl peroxide (“BPO”) OTC acne products can degrade into benzene at levels well above the alleged limit of two parts per million, putative class actions were filed against the Company and its affiliates, along with other third-party sellers and manufacturers of BPO-containing acne products, asserting various causes of action including violation of consumer protection statutes, negligence, breach of express and implied warranties, and unjust enrichment. The complaints, pending in the U.S. District Court for the Central District of California, the U.S. District Court for the Northern District of Illinois, the U.S. District Court for the Western District of Missouri, and the U.S. District Court for the District of New Jersey, seek damages and injunctive relief. At this stage in these proceedings, the Company is unable to reasonably estimate either the likelihood or the magnitude of its potential liability arising out of these claims and lawsuits.

JJCI, along with more than 120 other companies, is a defendant in a cost recovery and action brought by Occidental Chemical Corporation in June 2018 in the U.S. District Court for the District of New Jersey, related to the clean-up of a section of the Lower Passaic River in New Jersey. Certain defendants (not including JJCI) have executed a settlement with the U.S. Environmental Protection Agency and U.S. Department of Justice, which is subject to confirmation through a judicial Consent Decree approval action that is currently pending. The case has been administratively closed but can be re-opened upon request, following a decision on the Consent Decree.

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

Segment profit is based on Operating income, excluding depreciation and amortization, Separation-related costs, restructuring and operating model optimization initiatives, impairment charges, the impact of the conversion of stock-based awards, issuance of Founder Shares (as defined below), Other operating expense (income), net, and unallocated general corporate administrative expenses (referred to herein as “Segment adjusted operating income”), as management excludes these items in assessing segment financial performance. General corporate/unallocated expenses, which include expenses related to treasury, legal operations, and certain other expenses, along with gains and losses related to the overall management of the Company, are not allocated to the segments. In assessing segment performance and managing operations, management does not review segment assets.

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
Baby Care
Other Essential Health (Women’s Health, Wound Care, and Other)

The Company’s product categories as a percentage of Net sales for the fiscal three and six months ended June 30, 2024 and July 2, 2023 were as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
Product Categories	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Cough, Cold, and Allergy	13%	13%	14%	14%
Pain Care	12	12	12	13
Other Self Care	15	16	17	15
Face and Body Care	18	19	18	19
Hair, Sun, and Other	10	10	9	10
Oral Care	11	10	10	10
Baby Care	9	9	9	9
Other Essential Health	12	11	11	10
Total	100%	100%	100%	100%

Segment Net Sales and Segment Adjusted Operating Income

Segment net sales and Segment adjusted operating income for the fiscal three and six months ended June 30, 2024 and July 2, 2023 were as follows:

	Segment Net Sales
	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Self Care	$1,635	$1,661	$3,333	$3,301
Skin Health and Beauty	1,103	1,147	2,157	2,258
Essential Health	1,262	1,203	2,404	2,304
Total net sales	$4,000	$4,011	$7,894	$7,863

	Segment Adjusted Operating Income
	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Self Care	$534	$576	$1,135	$1,158
Skin Health and Beauty	165	201	311	350
Essential Health	359	250	623	461
Segment adjusted operating income(1)	$1,058	$1,027	$2,069	$1,969
Reconciliation to Income before taxes
Less:
Depreciation	69	68	144	139
Amortization	72	80	146	161
Separation-related costs	79	102	146	200
Restructuring and operating model optimization initiatives	58	—	108	—
Impairment charges	510	—	578	—
Conversion of stock-based awards(2)	6	—	28	—
Founder Shares(3)	9	—	17	—
Other operating expense (income), net	12	1	22	(16)
General corporate/unallocated expenses	89	74	176	143
Operating income	$154	$702	$704	$1,342
Other (income) expense, net	(3)	10	25	40
Interest expense, net	92	53	187	54
Income before taxes	$65	$639	$492	$1,248
(1) For the second fiscal quarter of 2024, the Company adjusted the allocation for certain Research and development costs within Selling, general, and administrative expenses to align with segment financial results as measured by the Company, including the CODM. Accordingly, the Company has updated its segment disclosures to reflect the updated presentation in all prior periods. Total Adjusted operating income did not change as a result of this update.
(2) Segment adjusted operating income excludes the impact of the conversion of stock-based awards that occurred on August 23, 2023. The adjustment represents the net impact of the gain on reversal of previously recognized stock-based compensation expense, offset by stock-based compensation expense recognized in the fiscal three and six months ended June 30, 2024 relating to employee services provided prior to the Separation.
(3) On August 25, 2023, the Company’s Compensation & Human Capital Committee approved equity grants to individuals employed by Kenvue as of October 2, 2023 (the “Founder Shares”). On October 2, 2023, the Founder Shares were granted to all Kenvue employees in the form of stock options and PSUs to executive officers and either stock options and PSUs or RSUs to non-executive individuals.

16. Restructuring Expenses and Operating Model Optimization Initiatives

As part of the Company’s continued transformation to a fit-for-purpose consumer company, in the fiscal year 2024, the Company began to take steps intended to enhance organizational efficiencies and better position Kenvue for future growth. On May 6, 2024, the Company’s Board of Directors approved a multi-year initiative (the “2024 Multi-Year Restructuring Initiative”) to build on the Company’s strengths and optimize its cost structure by rebalancing resources to better position the

Company for future growth. These initiatives primarily include global workforce reductions, changes in management structure, and the transition to centralized shared-service functions in lower-cost locations.

The 2024 Multi-Year Restructuring Initiative is expected to result in pre-tax restructuring expenses and other charges totaling approximately $275 million in each of fiscal year 2024 and fiscal year 2025, for a total of approximately $550 million, consisting of IT and project-related costs (approximately 50%), employee-related costs (approximately 40%), and other implementation costs (approximately 10%). These charges are expected to be funded primarily through cash flows generated from operations.

Certain costs incurred associated with the restructuring activities related to the 2024 Multi-Year Restructuring Initiative, including one-time termination benefits and employee-related costs, are accounted for in accordance with Accounting Standards Codification Topic 420, Exit or Disposal Cost Obligations. The Company recognizes a liability and the related expense for these restructuring costs when the liability is incurred and can be measured. The related expense for these restructuring costs is recorded in the Restructuring expenses line item in the Condensed Consolidated Statements of Operations. Other charges are recorded in the Cost of sales or Selling, general, and administrative expenses line items in the Condensed Consolidated Statements of Operations, as applicable. Segment profit is based on Operating income and management excludes restructuring expenses and other charges associated with the 2024 Multi-Year Restructuring Initiative in assessing segment financial performance.

The following table summarizes the classification of pre-tax restructuring expenses and other charges incurred related to the 2024 Multi-Year Restructuring Initiative during the fiscal three and six months ended June 30, 2024:

	Fiscal Three Months Ended	Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2024	June 30, 2024
Restructuring expenses	$48	$89
Cost of sales	9	15
Selling, general, and administrative expenses	1	4
Total pre-tax restructuring expenses and other charges	$58	$108

The following table summarizes the pre-tax restructuring expenses and other charges incurred by cost type related to the 2024 Multi-Year Restructuring Initiative during the fiscal three and six months ended June 30, 2024 and inception to date through June 30, 2024:

	Fiscal Three Months Ended	Fiscal Six Months Ended	Inception To Date Through June 30, 2024
(Dollars in Millions)	June 30, 2024	June 30, 2024
Employee-related costs(1)	$29	$64	$64
IT and project-related costs(2)	18	31	31
Other implementation costs(3)	11	13	13
Total pre-tax restructuring expenses and other charges	$58	$108	$108
(1) Employee-related costs primarily includes severance and other termination benefits.
(2) IT and project-related costs primarily includes advisory costs to operationalize the initiative.
(3) Other implementation costs primarily includes costs to terminate contracts, impairments of assets, and other associated costs to exit.

The following table summarizes the activity related to accrued restructuring expenses and other charges for the 2024 Multi-Year Restructuring Initiative during the fiscal six months ended June 30, 2024:

	Accrued Restructuring Expenses and Other Charges
(Dollars in Millions)	Employee-related Costs	IT and Project-Related Costs	Other Implementation Costs	Total Costs
Accrued restructuring expenses and other charges as of December 31, 2023	$—	$—	$—	$—
Charges to earnings	64	31	13	108
Cash payments	(24)	(10)	(5)	(39)
Non-cash charges	—	—	(6)	(6)
Accrued restructuring expenses and other charges as of June 30, 2024	$40	$21	$2	$63

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

This discussion should be read in conjunction with our accompanying Condensed Consolidated Financial Statements as of June 30, 2024 and for the fiscal three and six months ended June 30, 2024 and July 2, 2023, which have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial statements, and our audited consolidated financial statements for the fiscal twelve months ended December 31, 2023, which are included in the Annual Report. In our opinion, the Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations, and cash flows for the periods indicated. All currency amounts are expressed in U.S. dollars unless otherwise noted.

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

Separation from Johnson & Johnson

In November 2021, Johnson & Johnson (“J&J”), our former parent company, announced its intention to separate its Consumer Health segment (the “Consumer Health Business”) into an independent publicly traded company (the “Separation”). Kenvue was incorporated in Delaware in February 2022, as a wholly owned subsidiary of J&J, to serve as the ultimate parent company of J&J’s Consumer Health Business. In April 2023, J&J completed the transfer of substantially all of the assets and liabilities of the Consumer Health Business to us and our subsidiaries. In May 2023, we completed an initial public offering (the “Kenvue IPO”) of approximately 10.4% of our outstanding common stock and began trading on the New York Stock Exchange under the ticker symbol “KVUE.” Following the Kenvue IPO, J&J owned approximately 89.6% of our outstanding common stock. In July 2023, J&J announced an exchange offer (the “Exchange Offer”) under which its shareholders could exchange shares of J&J common stock for shares of our common stock owned by J&J. In August 2023, J&J completed the Exchange Offer and exchanged shares representing approximately 80.1% of our common stock, completing the Separation from J&J and transition to being a fully independent public company. In May 2024, J&J completed an additional exchange offer (the “Debt for Equity Exchange”) through which J&J exchanged indebtedness of J&J for shares of our common stock owned by J&J. Following the completion of the Debt for Equity Exchange, J&J no longer owned any shares of our common stock.

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

Kenvue Global Headquarters

On April 20, 2023, we entered into a long-term lease for a newly renovated corporate office building and a newly constructed research and development building in Summit, New Jersey (the “Global Headquarters Lease”). When completed, the campus will encompass approximately 290,000 square feet and serve as our new global corporate headquarters and research and development center. The Global Headquarters Lease collectively includes the lease associated with the corporate office building (the “Corporate Office Lease”), the lease associated with the land where the research and development building will be constructed (the “State-of-the-Art Lab Facility Lease”), and the lease associated with land to be used for amenities (the “Amenities Lease”). The relocation to this campus is expected to occur in 2025 for the corporate office building and continue through 2026 for the new research and development building. We will continue operating from our interim corporate headquarters in Skillman, New Jersey, until that time.

On February 21, 2024, we listed our interim corporate headquarters in Skillman, New Jersey for sale, which met the criteria to be classified as held for sale at that date. For the fiscal three months ended March 31, 2024, an impairment charge of $68 million was recorded on the held for sale asset associated with the interim corporate headquarters in Skillman. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Assets Held for Sale,” to the Condensed Consolidated Financial Statements included herein for more information.

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

Increased Competition

Our products are sold in a highly competitive global marketplace, which, in recent years, has experienced increased retail trade concentration, the emergence of retail buying alliances, the rapid growth of e-commerce, and the integration of traditional and digital operations at key retail trade customers. One of our customers accounted for approximately 12% of our total Net sales for both the fiscal three and six months ended June 30, 2024 and approximately 14% of our total Net sales for both the fiscal three and six months ended July 2, 2023. Our top 10 customers represented approximately 41% and 42% of our total Net sales for the fiscal three and six months ended June 30, 2024, respectively, and approximately 41% of our total Net sales for both the fiscal three and six months ended July 2, 2023. As a result of these trends, certain large-format retail trade customers have significant bargaining strength and represent a significant portion of our total Net sales.

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

Russia-Ukraine War

Although the long-term implications of the Russia-Ukraine War are difficult to predict at this time, the financial impact of the conflict to us during the fiscal six months ended June 30, 2024 and July 2, 2023 was not significant to our results of operations. For both the fiscal three and six months ended June 30, 2024, our Ukrainian business represented 0.1% of our Net sales. For both the fiscal three and six months ended July 2, 2023, our Ukrainian business represented 0.1% of our Net sales. As of both June 30, 2024 and December 31, 2023, our Ukrainian business represented 0.1% of our assets. For the fiscal three and six months ended June 30, 2024, our Russian business represented 0.9% and 1.0% of our Net sales, respectively. For the fiscal three and six months ended July 2, 2023, our Russian business represented 0.8% and 1.0% of our Net sales, respectively. As of June 30, 2024 and December 31, 2023, our Russian business represented 0.8% and 0.7% of our assets, respectively.

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

Acquisitions and Divestitures

We did not complete any significant acquisitions or divestitures during the fiscal three and six months ended June 30, 2024 and July 2, 2023.

Legal Proceedings

See Note 14, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements included herein for additional information regarding our current legal proceedings.

Restructuring

On May 6, 2024, our Board of Directors (our “Board”) approved a multi-year initiative (the “2024 Multi-Year Restructuring Initiative”) to build on our strengths and optimize our cost structure by rebalancing resources to better position us for future growth. These initiatives primarily include global workforce reductions, changes in management structure, and the transition to centralized shared-service functions in lower-cost locations. See Note 16, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for further information.

Results of Operations

Fiscal Three Months Ended June 30, 2024 Compared with Fiscal Three Months Ended July 2, 2023

Our results for the fiscal three months ended June 30, 2024 and July 2, 2023 were as follows:

	Fiscal Three Months Ended		Change In Fiscal Period
	June 30, 2024	July 2, 2023	Change 2023 to 2024
(Dollars in Millions)			Amount	Percent
Net sales	$4,000	$4,011	$(11)	(0.3)%
Cost of sales	1,635	1,786	(151)	(8.5)
Gross profit	2,365	2,225	140	6.3
Selling, general, and administrative expenses	1,641	1,522	119	7.8
Restructuring expenses	48	—	48	*
Impairment charges	510	—	510	*
Other operating expense, net	12	1	11	*
Operating income	154	702	(548)	(78.1)
Other (income) expense, net	(3)	10	(13)	*
Interest expense, net	92	53	39	73.6
Income before taxes	65	639	(574)	(89.8)
Provision for taxes	7	209	(202)	(96.7)
Net income	$58	$430	$(372)	(86.5)%
* Calculation not meaningful.

Net Sales

Net sales were $4.0 billion for both the fiscal three months ended June 30, 2024 and July 2, 2023. For the fiscal three months ended June 30, 2024 and July 2, 2023, Net sales decreased $11 million, or 0.3%. Excluding the impact of unfavorable changes in currency rates of $72 million, Organic growth was $61 million. Changes in both Net sales and Organic growth were primarily attributable to value realization (defined as price, including mix), partially offset by volume-related decreases. The increase in year-over-year value realization was primarily due to carryover price increases from the prior fiscal year as well as new pricing actions, while the slight volume-related decrease was primarily due to results in Skin Health and Beauty and Self Care, partially offset by growth in Essential Health. Net sales and Organic growth were primarily driven by growth in Essential Health across product categories, led by Oral Care. This was partially offset by sales declines in Skin Health and Beauty due to the carryover effects of prior year execution challenges in the United States.

Cost of Sales

Cost of sales were $1.6 billion and $1.8 billion for the fiscal three months ended June 30, 2024 and July 2, 2023, respectively, a decrease of $151 million, or 8.5%, primarily attributable to the realization of benefits associated with our supply chain optimization initiatives and $33 million favorable translational currency impact. Gross profit margin expanded 360 basis points to 59.1% for the fiscal three months ended June 30, 2024 as compared to 55.5% for the fiscal three months ended July 2, 2023, primarily due to gains attributable to the realization of benefits associated with our supply chain optimization initiatives and value realization.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $1.6 billion and $1.5 billion for the fiscal three months ended June 30, 2024 and July 2, 2023, respectively, an increase of $119 million, or 7.8%. Selling, general, and administrative expenses as a percentage of Net sales increased 310 basis points to 41.0% for the fiscal three months ended June 30, 2024 as compared to 37.9% for the fiscal three months ended July 2, 2023, primarily attributable to higher brand marketing expenses, driven by increased investment to support sales growth across segments and geographies. These cost increases were partially offset by a $23 million decrease in Separation-related costs.

Restructuring Expenses

Restructuring expenses were $48 million for the fiscal three months ended June 30, 2024, driven by costs incurred under the 2024 Multi-Year Restructuring Initiative related to global workforce reductions, changes in management structure, and the transition to centralized shared-service functions in lower-cost locations, as we began to take steps intended to enhance organizational efficiencies and better position Kenvue for future growth. See Note 16, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for additional information.

Impairment Charges

Impairment charges were $510 million for the fiscal three months ended June 30, 2024, which primarily included a non-cash charge of $488 million ($337 million after-tax) to adjust the carrying value of intangible assets and property, plant, and equipment related to the Dr.Ci:Labo® skin health business. The impairment was due primarily to revisions to internal forecasts for the business as a result of updates in our strategy to reach more consumers and appropriately address evolving market dynamics, including shifts in consumer sentiment in China as well as changing shopping patterns in the region. See Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included herein for additional information. Additionally, we recognized a non-cash impairment charge of $22 million related to certain software development assets.

Other Operating Expense, Net

Other operating expense, net was $12 million and $1 million for the fiscal three months ended June 30, 2024 and July 2, 2023, respectively, an increase in expense of $11 million. The increase was primarily driven by the prior period reversal of a contingent liability that was no longer considered to be probable recognized in the fiscal three months ended July 2, 2023, partially offset by lower litigation expenses.

Other (Income) Expense, Net

Other (income) expense, net was $(3) million and $10 million for the fiscal three months ended June 30, 2024 and July 2, 2023, respectively, a change of $13 million. The decrease in expense was primarily driven by lower foreign currency losses.

Interest Expense, Net

Interest expense, net was $92 million and $53 million for the fiscal three months ended June 30, 2024 and July 2, 2023 respectively, an increase in expense of $39 million. The increase was driven by $33 million of interest income recognized in the fiscal three months ended July 2, 2023 in relation to the Facility Agreement (as defined in Note 4, “Borrowings” to the Condensed Consolidated Financial Statements included herein), as well as interest income earned in the fiscal three months ended July 2, 2023 on debt proceeds in escrow. See Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein for additional information.

Provision For Taxes

Provision for taxes was $7 million and $209 million for the fiscal three months ended June 30, 2024 and July 2, 2023, respectively, a decrease in provision for taxes of $202 million. The decrease in provision for taxes was primarily due to lower quarter-to-date income in comparison to the prior period as a result of the Dr.Ci:Labo® skin health business impairment and the remeasurement of our state deferred tax liability as a result of a change in our state tax rate. In addition, the worldwide effective income tax rates for the fiscal three months ended June 30, 2024 and July 2, 2023 were 10.8% and 32.7%, respectively. See Note 11, “Income Taxes,” to the Condensed Consolidated Financial Statements included herein for additional information.

Segment Results

Segment profit is based on Operating income, excluding depreciation and amortization, Separation-related costs, restructuring and operating model optimization initiatives, impairment charges, the impact of the conversion of stock-based awards, issuance of Founder Shares (as defined below), Other operating expense (income), net, and unallocated general corporate administrative expenses (referred to herein as “Segment adjusted operating income”), as management excludes these items in assessing segment financial performance. General corporate/unallocated expenses, which include expenses related to treasury, legal operations, and certain other expenses, along with gains and losses related to the overall management of our Company, are not allocated to the segments. In assessing segment performance and managing operations, management does not review segment assets.

See Note 15, “Segments of Business,” to the Condensed Consolidated Financial Statements included herein for additional information.

Fiscal Three Months Ended June 30, 2024 Compared with Fiscal Three Months Ended July 2, 2023

The following table presents Segment net sales and Segment adjusted operating income and the period-over-period changes in Segment net sales and Segment adjusted operating income for the fiscal three months ended June 30, 2024 and July 2, 2023. See Note 15, “Segments of Business,” to the Condensed Consolidated Financial Statements included herein for further details regarding Segment net sales and Segment adjusted operating income.

	Fiscal Three Months Ended				Change In Fiscal Period
	June 30, 2024		July 2, 2023		Change 2023 to 2024
(Dollars in Millions)	Amount	Percent	Amount	Percent	Amount	Percent
Segment Net Sales
Self Care	$1,635	40.9%	$1,661	41.4%	$(26)	(1.6)%
Skin Health and Beauty	1,103	27.6	1,147	28.6	(44)	(3.8)
Essential Health	1,262	31.5	1,203	30.0	59	4.9
Segment net sales	$4,000	100.0%	$4,011	100.0%	$(11)	(0.3)%

Self Care	$534		$576		$(42)	(7.3)%
Skin Health and Beauty	165		201		(36)	(17.9)
Essential Health	359		250		109	43.6
Segment adjusted operating income(1)	$1,058		$1,027		$31	3.0%
Reconciliation to Income before taxes:
Less:
Depreciation	69		68
Amortization	72		80
Separation-related costs	79		102
Restructuring and operating model optimization initiatives	58		—
Impairment charges	510		—
Conversion of stock-based awards(2)	6		—
Founder Shares(3)	9		—
Other operating expense, net	12		1
General corporate/unallocated expenses	89		74
Operating income	$154		$702
Other (income) expense, net	(3)		10
Interest expense, net	92		53
Income before taxes	$65		$639
(1) For the second fiscal quarter of 2024, we adjusted the allocation for certain Research and development costs within Selling, general, and administrative expenses to align with segment financial results as measured by the Company, including the chief operating decision maker (the “CODM”). Accordingly, we have updated the segment disclosures to reflect the updated presentation in all prior periods. Total Adjusted operating income did not change as a result of this update.
(2) Segment adjusted operating income excludes the impact of the conversion of stock-based awards that occurred on August 23, 2023. This adjustment represents the net impact of the gain on reversal of previously recognized stock-based compensation expense, offset by stock-based compensation expense recognized in the fiscal three months ended June 30, 2024 relating to employee services provided prior to the Separation.
(3) On August 25, 2023, our Compensation & Human Capital Committee approved equity grants to individuals employed by Kenvue as of October 2, 2023 (the “Founder Shares”). On October 2, 2023, the Founder Shares were granted to all Kenvue employees in the form of stock options and PSUs to executive officers and either stock options and PSUs or RSUs to non-executive individuals.

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

The following tables present a reconciliation of the change in U.S. GAAP Net sales to Organic growth for the fiscal three months ended June 30, 2024 as compared to the fiscal three months ended July 2, 2023:

	Fiscal Three Months Ended June 30, 2024 vs July 2, 2023(1)
	Reported Net sales change		Impact of foreign currency	Organic growth
(Dollars in Millions)	Amount	Percent	Amount	Amount	Percent
Self Care	$(26)	(1.6)%	$(22)	$(4)	(0.2)%
Skin Health and Beauty	(44)	(3.8)	(17)	(27)	(2.4)
Essential Health	59	4.9	(33)	92	7.6
Total	$(11)	(0.3)%	$(72)	$61	1.5%

	Fiscal Three Months Ended June 30, 2024 vs July 2, 2023(1)
	Reported Net sales change	Impact of foreign currency	Organic growth
			Price/Mix(2)	Volume
Self Care	(1.6)%	(1.4)%	1.1%	(1.3)%
Skin Health and Beauty	(3.8)	(1.4)	1.5	(3.9)
Essential Health	4.9	(2.7)	4.1	3.5
Total	(0.3)%	(1.8)%	2.1%	(0.6)%
(1) Acquisitions and divestitures did not materially impact Net sales for the fiscal three months ended June 30, 2024 or July 2, 2023.
(2) Also referred to as value realization.

Self Care Segment

Self Care Segment Net Sales

The Self Care Segment Net sales were $1.6 billion and $1.7 billion for the fiscal three months ended June 30, 2024 and July 2, 2023, respectively, a decrease of $26 million, or 1.6%. Excluding the unfavorable impact of foreign currency translation, Organic growth decreased $4 million, or 0.2%. Changes in both Net sales and Organic growth were primarily driven by volume-related decreases of 1.3%, partially offset by value realization of 1.1%. The decrease was driven by declines in Cough and Cold attributable to lower cold, cough, and flu incidences across most regions as well as in Pain Care due to trade inventory fluctuations primarily in the United States. The decrease was partially offset by increases in Allergy Care primarily due to new distribution partnerships in Asia Pacific.

Self Care Segment Adjusted Operating Income

The Self Care Segment adjusted operating income decreased by $42 million, or 7.3%, to $534 million for the fiscal three months ended June 30, 2024. The decrease was primarily driven by increased investment in our brands couple with volume-related decreases, partially offset by value realization and the realization of benefits associated with our supply chain optimization initiatives.

Skin Health and Beauty Segment

Skin Health and Beauty Segment Net Sales

The Skin Health and Beauty Segment Net sales were $1.1 billion for both the fiscal three months ended June 30, 2024 and July 2, 2023. For the fiscal three months ended June 30, 2024, Net sales decreased $44 million, or 3.8%, as compared to the fiscal three months ended July 2, 2023. Excluding the unfavorable impact of foreign currency translation, Organic growth decreased $27 million, or 2.4%. Changes in both Net sales and Organic growth were primarily driven by volume-related decreases of 3.9%, partially offset by value realization of 1.5%. The decrease was driven by volume-related decreases in the United States attributable to the carryover effects from prior year execution challenges. The decrease was partially offset by positive growth outside of the United States.

Skin Health and Beauty Segment Adjusted Operating Income

The Skin Health and Beauty Segment adjusted operating income decreased by $36 million, or 17.9%, to $165 million for the fiscal three months ended June 30, 2024. The decrease was primarily driven by increased investment in our brands coupled with volume-related decreases, partially offset by value realization and the realization of benefits associated with our supply chain optimization initiatives.

Essential Health Segment

Essential Health Segment Net Sales

The Essential Health Segment Net sales were $1.3 billion and $1.2 billion for the fiscal three months ended June 30, 2024 and July 2, 2023, respectively, an increase of $59 million, or 4.9%. Excluding the unfavorable impact of foreign currency translation, Organic growth was $92 million, or 7.6%. Changes in both Net sales and Organic growth were primarily driven by value realization of 4.1% and volume-related increases of 3.5%. Momentum in Essential Health continued across all product categories and was led by strong performance in Oral Care attributable to product innovation and increased brand investment.

Essential Health Segment Adjusted Operating Income

The Essential Health Segment adjusted operating income increased by $109 million, or 43.6%, to $359 million for the fiscal three months ended June 30, 2024. The increase was primarily driven by value realization, volume-related increases, the realization of benefits associated with our supply chain optimization initiatives, and the easing impact of cost inflation on materials. The increase was partially offset by increased investment in our brands.

Results of Operations

Fiscal Six Months Ended June 30, 2024 Compared with Fiscal Six Months Ended July 2, 2023

Our results for the fiscal six months ended June 30, 2024 and July 2, 2023 were as follows:

	Fiscal Six Months Ended		Change In Fiscal Period
	June 30, 2024	July 2, 2023	Change 2023 to 2024
(Dollars in Millions)			Amount	Percent
Net sales	$7,894	$7,863	$31	0.4%
Cost of sales	3,287	3,513	(226)	(6.4)
Gross profit	4,607	4,350	257	5.9
Selling, general, and administrative expenses	3,214	3,024	190	6.3
Restructuring expenses	89	—	89	*
Impairment charges	578	—	578	*
Other operating expense (income), net	22	(16)	38	*
Operating income	704	1,342	(638)	(47.5)
Other expense, net	25	40	(15)	(37.5)
Interest expense, net	187	54	133	*
Income before taxes	492	1,248	(756)	(60.6)
Provision for taxes	138	349	(211)	(60.5)
Net income	$354	$899	$(545)	(60.6)%
* Calculation not meaningful.

Net Sales

Net sales were $7.9 billion for both the fiscal six months ended June 30, 2024 and July 2, 2023. For the fiscal six months ended June 30, 2024, Net sales increased $31 million, or 0.4%, as compared to the fiscal six months ended July 2, 2023. Excluding the impact of unfavorable changes in currency rates of $103 million, Organic growth was $134 million. Changes in both Net sales and Organic growth were primarily attributable to value realization (defined as price, including mix), partially offset by volume-related decreases. The increase in year-over-year value realization was primarily due to carryover price increases from the prior fiscal year as well as new pricing actions, while the volume-related decrease was primarily due to results in Skin Health and Beauty and Self Care, partially offset by growth in Essential Health. Net sales and Organic growth were primarily driven by growth in Essential Health across product categories, led by Oral Care. This was partially offset by sales declines in Skin Health and Beauty due to the carryover effects of prior year execution challenges in the United States.

Cost of Sales

Cost of sales were $3.3 billion and $3.5 billion for the fiscal six months ended June 30, 2024 and July 2, 2023, respectively, a decrease of $226 million, or 6.4%, primarily attributable to the realization of benefits associated with our supply chain optimization initiatives and $46 million favorable translational currency impacts. Gross profit margin expanded 310 basis points to 58.4% for the fiscal six months ended June 30, 2024 as compared to 55.3% for the fiscal six months ended July 2, 2023, primarily due to gains attributable to the realization of benefits associated with our supply chain optimization initiatives and value realization.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $3.2 billion and $3.0 billion for the fiscal six months ended June 30, 2024 and July 2, 2023, respectively, an increase of $190 million, or 6.3%. Selling, general, and administrative expenses as a percentage of Net sales increased 220 basis points to 40.7% for the fiscal six months ended June 30, 2024, as compared to 38.5% for the fiscal six months ended July 2, 2023, primarily attributable to higher brand marketing expenses, driven by increased investment to support sales growth across segments and geographies, an additional quarter of incremental ongoing public company costs not incurred last year, and transition services agreement costs with J&J. These cost increases were partially offset by a $54 million decrease in Separation-related costs.

Restructuring Expenses

Restructuring expenses were $89 million for the fiscal six months ended June 30, 2024, driven by costs incurred under the 2024 Multi-Year Restructuring Initiative related to global workforce reductions, changes in management structure, and the transition to centralized shared-service functions in lower-cost locations, as we began to take steps intended to enhance organizational efficiencies and better position Kenvue for future growth. See Note 16, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for additional information.

Impairment Charges

Impairment charges were $578 million for the fiscal six months ended June 30, 2024, which primarily included a non-cash charge of $488 million ($337 million after-tax) to adjust the carrying value of intangible assets and property, plant, and equipment related to the Dr.Ci:Labo® skin health business. The impairment was due primarily to revisions to internal forecasts for the business as a result of updates in our strategy to reach more consumers and appropriately address evolving market dynamics, including shifts in consumer sentiment in China as well as changing shopping patterns in the region. See Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included herein for additional information. The increase also included the impact of a $68 million non-cash impairment charge related to our interim corporate headquarters in Skillman, New Jersey, which was classified as held for sale on February 21, 2024. Additionally, we recognized a non-cash impairment charge of $22 million related to certain software development assets.

Other Operating Expense (Income), Net

Other operating expense (income), net was $22 million and $(16) million for the fiscal six months ended June 30, 2024 and July 2, 2023, respectively, a change of $38 million. The increase in expense was driven by the accounting impact of net economic benefit arrangements with J&J in connection with the Deferred Local Businesses (see Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included herein for additional information) and the prior period reversal of a contingent liability that was no longer considered to be probable, along with a $9 million gain recognized on the sale of a manufacturing facility in Lancaster, Pennsylvania, in the fiscal six months ended July 2, 2023.

Other Expense, Net

Other expense, net was $25 million and $40 million for the fiscal six months ended June 30, 2024 and July 2, 2023, respectively, a decrease in expense of $15 million. The decrease was primarily driven by lower foreign currency losses, partially offset by an increase in losses on investments.

Interest Expense, Net

Interest expense, net was $187 million and $54 million for the fiscal six months ended June 30, 2024 and July 2, 2023, respectively, an increase in expense of $133 million. The increase was driven by interest expense recognized on the Senior Notes and notes issued under the Commercial Paper Program, along with $33 million of interest income recognized in the fiscal three months ended July 2, 2023 in relation to the Facility Agreement (as defined in Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein) as well as interest income earned in the fiscal three months ended July 2, 2023 on debt proceeds in escrow. See Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein for additional information.

Provision For Taxes

Provision for taxes was $138 million and $349 million for the fiscal six months ended June 30, 2024 and July 2, 2023, respectively, a decrease in provision for taxes of $211 million. The decrease in provision for taxes was primarily due to lower quarter-to-date income in comparison to the prior period as a result of the Dr.Ci:Labo® skin health business impairment and the remeasurement of our state deferred tax liability as a result of a change in our state tax rate. The decrease is offset by reduced benefits for foreign tax credits, prior year releases of tax reserves due to statute of limitations expiring, and shortfall on stock-based compensation. In addition, the worldwide effective income tax rates for both the fiscal six months ended June 30, 2024 and July 2, 2023 was 28.0%. See Note 11, “Income Taxes,” to the Condensed Consolidated Financial Statements included herein for additional information.

Segment Results

Fiscal Six Months Ended June 30, 2024 Compared with Fiscal Six Months Ended July 2, 2023

The following table presents Segment net sales and Segment adjusted operating income and the period-over-period changes in Segment net sales and Segment adjusted operating income for the fiscal six months ended June 30, 2024 and July 2, 2023. See Note 15, “Segments of Business,” to the Condensed Consolidated Financial Statements included herein for further details regarding Segment net sales and Segment adjusted operating income.

	Fiscal Six Months Ended				Change In Fiscal Period
	June 30, 2024		July 2, 2023		Change 2023 to 2024
(Dollars in Millions)	Amount	Percent	Amount	Percent	Amount	Percent
Segment Net Sales
Self Care	$3,333	42.2%	$3,301	42.0%	$32	1.0%
Skin Health and Beauty	2,157	27.3	2,258	28.7	(101)	(4.5)
Essential Health	2,404	30.5	2,304	29.3	100	4.3
Segment net sales	$7,894	100.0%	$7,863	100.0%	$31	0.4%

Self Care	$1,135		$1,158		$(23)	(2.0)%
Skin Health and Beauty	311		350		(39)	(11.1)
Essential Health	623		461		162	35.1
Segment adjusted operating income(1)	$2,069		$1,969		$100	5.1%
Reconciliation to Income before taxes:
Less:
Depreciation	144		139
Amortization	146		161
Separation-related costs	146		200
Restructuring and operating model optimization initiatives	108		—
Impairment charges	578		—
Conversion of stock-based awards(2)	28		—
Founder Shares(3)	17		—
Other operating expense (income), net	22		(16)
General corporate/unallocated expenses	176		143
Operating income	$704		$1,342
Other expense, net	25		40
Interest expense, net	187		54
Income before taxes	$492		$1,248
(1) For the second fiscal quarter of 2024, we adjusted the allocation for certain Research and development costs within Selling, general, and administrative expenses to align with segment financial results as measured by the Company, including the CODM. Accordingly, we have updated the segment disclosures to reflect the updated presentation in all prior periods. Total Adjusted operating income did not change as a result of this update.
(2) Segment adjusted operating income excludes the impact of the conversion of stock-based awards that occurred on August 23, 2023. This adjustment represents the net impact of the gain on reversal of previously recognized stock-based compensation expense, offset by stock-based compensation expense recognized in the fiscal six months ended June 30, 2024 relating to employee services provided prior to the Separation.
(3) On August 25, 2023, our Compensation & Human Capital Committee approved the Founder Shares. On October 2, 2023, the Founder Shares were granted to all Kenvue employees in the form of stock options and PSUs to executive officers and either stock options and PSUs or RSUs to non-executive individuals.

Organic Growth

The following tables present a reconciliation of the change in U.S. GAAP Net sales to Organic growth for the fiscal six months ended June 30, 2024 as compared to the fiscal six months ended July 2, 2023:

	Fiscal Six Months Ended June 30, 2024 vs July 2, 2023(1)
	Reported Net sales change		Impact of foreign currency	Organic growth
(Dollars in Millions)	Amount	Percent	Amount	Amount	Percent
Self Care	$32	1.0%	$(33)	$65	2.0%
Skin Health and Beauty	(101)	(4.5)	(24)	(77)	(3.4)
Essential Health	100	4.3	(46)	146	6.3
Total	$31	0.4%	$(103)	$134	1.7%

	Fiscal Six Months Ended June 30, 2024 vs July 2, 2023(1)
	Reported Net sales change	Impact of foreign currency	Organic growth
			Price/Mix(2)	Volume
Self Care	1.0%	(1.0)%	3.4%	(1.4)%
Skin Health and Beauty	(4.5)	(1.1)	1.9	(5.3)
Essential Health	4.3	(2.0)	5.4	0.9
Total	0.4%	(1.3)%	3.5%	(1.8)%
(1) Acquisitions and divestitures did not materially impact Net sales for the fiscal six months ended June 30, 2024 or July 2, 2023.
(2) Also referred to as value realization.

Self Care Segment

Self Care Segment Net Sales

The Self Care Segment Net sales were $3.3 billion for both the fiscal six months ended June 30, 2024 and July 2, 2023. For the fiscal six months ended June 30, 2024, Net sales increased $32 million, or 1.0%, as compared to the fiscal six months ended July 2, 2023. Excluding the unfavorable impact of foreign currency translation, Organic growth was $65 million, or 2.0%. Changes in both Net sales and Organic growth were primarily driven by value realization of 3.4%, partially offset by volume-related decreases of 1.4%. The increase was driven by our performance in Allergy Care primarily due to new distribution partnerships in Asia Pacific, as well as Other Self Care primarily in Smoking Cessation and Digestive Health due to price actions and effective promotional strategies. The increase was partially offset by declines in Pain Care attributable to trade inventory fluctuations primarily in the United States, along with declines in Cough and Cold resulting from lower cold, cough, and flu incidences across most regions.

Self Care Segment Adjusted Operating Income

The Self Care Segment adjusted operating income decreased by $23 million, or 2.0%, to $1,135 million for the fiscal six months ended June 30, 2024. The decrease was primarily driven by increased investment in our brands coupled with volume-related decreases, partially offset by value realization and the realization of benefits associated with our supply chain optimization initiatives.

Skin Health and Beauty Segment

Skin Health and Beauty Segment Net Sales

The Skin Health and Beauty Segment Net sales were $2.2 billion and $2.3 billion for the fiscal six months ended June 30, 2024 and July 2, 2023, respectively, a decrease of $101 million, or 4.5%. Excluding the unfavorable impact of foreign currency translation, Organic growth decreased $77 million, or 3.4%. Changes in both Net sales and Organic growth were primarily driven by volume-related decreases of 5.3%, partially offset by value realization of 1.9%. The decrease was driven by volume-
related decreases in the United States attributable to the carryover effects from prior year execution challenges, coupled with continued market softness in China. The decrease was partially offset by positive growth outside of the United States.

Skin Health and Beauty Segment Adjusted Operating Income

The Skin Health and Beauty Segment adjusted operating income decreased by $39 million, or 11.1%, to $311 million for the fiscal six months ended June 30, 2024. The decrease was primarily driven by volume-related decreases and increased investment in our brands, partially offset by value realization and the realization of benefits associated with our supply chain optimization initiatives.

Essential Health Segment

Essential Health Segment Net Sales

The Essential Health Segment Net sales were $2.4 billion and $2.3 billion for the fiscal six months ended June 30, 2024 and July 2, 2023, respectively, an increase of $100 million, or 4.3%. Excluding the unfavorable impact of foreign currency translation, Organic growth was $146 million, or 6.3%. Changes in both Net sales and Organic growth were primarily driven by value realization of 5.4% and volume-related increases of 0.9%. Momentum in Essential Heath continued across all product categories and was led by strong performance in Oral Care attributable to product innovation and increased brand investment and growth in Women’s Health.

Essential Health Segment Adjusted Operating Income

The Essential Health Segment adjusted operating income increased by $162 million, or 35.1%, to $623 million for the fiscal six months ended June 30, 2024. The increase was primarily driven by value realization and volume-related increases, partially offset by increased investment in our brands.

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

Cash Flows

Summarized cash flow information for the fiscal six months ended June 30, 2024 and July 2, 2023 were as follows:

			Change In Fiscal Period
	Fiscal Six Months Ended		Change 2023 to 2024
(Dollars in Millions)	June 30, 2024	July 2, 2023	Amount	Percent
Net income	$354	$899	$(545)	(60.6)%
Net changes in assets and liabilities	$(482)	$244	$(726)	*
Net cash flows from operating activities	$727	$1,544	$(817)	(52.9)%
Net cash flows used in investing activities	$(237)	$(118)	$(119)	*
Net cash flows used in financing activities	$(816)	$(1,418)	$602	(42.5)%
* Calculation not meaningful.

Operating Activities

Net cash flows from operating activities were $727 million and $1,544 million for the fiscal six months ended June 30, 2024 and July 2, 2023, respectively, a decrease of $817 million. The decrease was primarily attributable to changes in working capital balances driven by a net decrease in Accounts payable and Accrued liabilities due to the timing of payments and an increase in Trade receivables due to the timing of sales and collections.

Investing Activities

Net cash flows used in investing activities were $237 million and $118 million for the fiscal six months ended June 30, 2024 and July 2, 2023, respectively, an increase of $119 million. Net cash flows used in investing activities were primarily driven by purchases of property, plant, and equipment in both the fiscal six months ended June 30, 2024 and July 2, 2023, partially offset by proceeds from the sale of assets in the fiscal six months ended July 2, 2023.

Financing Activities

Net cash flows used in financing activities were $816 million and $1,418 million for the fiscal six months ended June 30, 2024 and July 2, 2023, respectively, a decrease of $602 million. Net cash flows used in financing activities for the fiscal six months ended June 30, 2024 were primarily driven by $766 million of dividends paid and $91 million of payments made to purchase treasury shares, partially offset by $50 million of net proceeds from the issuance of commercial paper under the Commercial Paper Program (as defined below). Net cash flows used in financing activities for the fiscal six months ended July 2, 2023 were primarily driven by $13.8 billion in distributions to J&J in connection with the Separation and Net transfers to J&J of $274 million, partially offset by $7.7 billion of net proceeds from Senior Notes (as defined below), $4.2 billion of proceeds from the sale of common stock in connection with the Kenvue IPO, and $742 million of net proceeds from the issuance of commercial paper under the Commercial Paper Program. Net transfers to J&J were driven by cash pooling and general financing activities, indirect corporate cost allocations from J&J, and taxes deemed to be settled with J&J. For further details regarding Net transfers to J&J, see Note 9, “Relationship with J&J—Net Transfers from (to) J&J,” to the Condensed Consolidated Financial Statements included herein.

Sources of Liquidity

Our primary sources of liquidity are cash on hand, which consisted of cash and cash equivalents of $1,014 million as of June 30, 2024, cash flows from operations, borrowing capacity under our Revolving Credit Facility (as defined below) of $4.0 billion, and authorized Commercial Paper Program issuance of $4.0 billion. As of June 30, 2024, we had no amounts outstanding under the Revolving Credit Facility and $668 million of outstanding balances under our Commercial Paper Program, net of a related discount of $2 million.

Our ability to fund our operating needs will depend on our ability to continue to generate positive cash flows from operations and on our ability to obtain debt financing on acceptable terms or to issue additional equity or equity-linked securities. Based upon our history of generating positive cash flows, we believe our existing cash and cash generated from operations will be sufficient to service our current obligations for at least the next 12 months.

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

Cash and cash equivalents decreased by $368 million during the fiscal six months ended June 30, 2024 to $1,014 million as of June 30, 2024, as compared to $1,382 million as of December 31, 2023. Cash and cash equivalents held by our foreign subsidiaries was $1,000 million and $1,336 million as of June 30, 2024 and December 31, 2023, respectively.

Restructuring

On May 6, 2024, our Board approved the 2024 Multi-Year Restructuring Initiative to build on our strengths and optimize our cost structure by rebalancing resources to better position us for future growth. The initiative is expected to result in pre-tax restructuring expenses and other charges totaling approximately $275 million in each of fiscal year 2024 and fiscal year 2025, for a total of approximately $550 million. Over the life of the initiative, a majority of the pre-tax expenses and other charges are expected to be paid in cash. These charges are expected to be funded primarily through cash flows generated from operations. We expect to reinvest all or a portion of the benefits associated with the 2024 Multi-Year Restructuring Initiative in future growth opportunities, including immediate reinvestment behind advertising, product promotion, and healthcare professional engagement. Our estimates of the costs of the initiative and the expected benefits are preliminary estimates and are subject to a number of assumptions, including local law requirements in various jurisdictions. Actual charges may differ, possibly materially, from the estimates provided above. See Note 16, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for further information.

Supplier Finance Program

As a part of our ongoing efforts to maximize working capital and manage liquidity, we work with suppliers to optimize payment terms and conditions on accounts payable through a voluntary supplier finance program. The program provides some of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. We are not a party to the arrangements between the suppliers and the third-party financial institutions. Our obligations to the suppliers, including amounts due, and scheduled payment dates (which have general payment terms of 90 days), are not affected by a participating supplier’s decision to participate in the program. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Supplier Finance Program,” to the Condensed Consolidated Financial Statements included herein.

Senior Notes

On March 22, 2023, we issued eight series of senior unsecured notes (the “Senior Notes”) in an aggregate principal amount of $7.75 billion. The net proceeds to us from the Senior Notes were $7.7 billion after deductions of discounts and issuance costs of $77 million. The net proceeds were reflected as Restricted cash on the Condensed Consolidated Balance Sheet prior to their release from escrow on April 5, 2023. Upon release from escrow, these funds were loaned to J&J through a facility agreement (the “Facility Agreement”) dated April 5, 2023. For further details on the Senior Notes, see Note 4, “Borrowings—Senior Notes,” to the Condensed Consolidated Financial Statements included herein.

Our Senior Notes are governed by an indenture and supplemental indenture between us and a trustee (collectively, the “Indenture”). The Indenture contains certain covenants, including limitations on us and certain of our subsidiaries’ ability to incur liens or engage in certain sale-leaseback transactions. The Indenture also contains restrictions on our ability to consolidate, merge, or sell substantially all of our assets. In addition, the Indenture contains other customary terms, including certain events of default, upon the occurrence of which the Senior Notes may be declared immediately due and payable.

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

Revolving Credit Facility

On March 6, 2023, we entered into a credit agreement providing for a five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $4.0 billion to be made available in U.S. dollars and Euros. For further details on the Revolving Credit Facility, see Note 4, “Borrowings—Revolving Credit Facility,” to the Condensed Consolidated Financial Statements included herein.

Facility Agreement

On April 5, 2023, we entered into the Facility Agreement, allowing us to lend the proceeds from the issuance of debt (including commercial paper) in an aggregate amount of $8.9 billion to J&J.

Upon completion of the Kenvue IPO on May 8, 2023, the Facility Agreement was terminated and the balance of the loans, and all accrued interest, were repaid by J&J for a total cash inflow of $9.0 billion. We remitted this cash back to J&J as a distribution in connection with the Separation.

Distribution to J&J

On May 8, 2023, in conjunction with the Consumer Health Business Transfer (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Description of the Company and Business Segments,” to the Condensed Consolidated Financial Statements included herein), we distributed $13.8 billion to J&J from 1) the net proceeds received from the sale of the common stock in the Kenvue IPO, 2) the net proceeds received from the Debt Financing Transactions, and 3) any cash and cash equivalents in excess of the $1.17 billion retained by us immediately following the Kenvue IPO.

Interest Expense, Net

We recognized Interest expense, net of $187 million in the Condensed Consolidated Statement of Operations during the fiscal six months ended June 30, 2024 which primarily includes interest expense, including amortization of discounts and debt issuance costs, recognized on the Senior Notes and interest expense recognized on notes issued under the Commercial Paper Program.

Compliance with Covenants

As of June 30, 2024, we were in compliance with all debt covenants, and no default or event of default has occurred.

Dividends

Quarterly dividends have been paid to our shareholders since the Kenvue IPO. A summary of cash dividends per share on the outstanding Kenvue common stock declared to shareholders by our Board and paid during the fiscal six months ended June 30, 2024 is presented below:

Declaration Date	Record Date	Payment Date	Per Share Amount
January 25, 2024	February 14, 2024	February 28, 2024	$0.20
April 25, 2024	May 8, 2024	May 22, 2024	$0.20

On July 25, 2024, we announced a 2.5% increase in the quarterly dividend as our Board declared a dividend of $0.205 per share on our common stock. The dividend is payable on August 28, 2024 to shareholders of record as of the close of business on August 14, 2024.

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

As of June 30, 2024, we expect our primary cash requirements for fiscal year 2024 to include capital expenditures. We have made payments of $243 million for property, plant, and equipment during the fiscal six months ended June 30, 2024.

Share Repurchase Program

Our Board has authorized a share repurchase program, under which we are authorized to repurchase up to 27,000,000 shares of our outstanding common stock in open market or privately negotiated transactions. The program has no expiration date and may be suspended or discontinued at any time. The intent of this repurchase program is to offset dilution from the vesting or exercise of equity awards under the Kenvue 2023 Plan (as defined in Note 8, “Stock-Based Compensation,” to the Condensed Consolidated Financial Statements included herein). We repurchased 4,600,000 shares of our outstanding common stock for $91 million during the fiscal six months ended June 30, 2024.

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

Other Information

Baby Powder Transition

On August 11, 2022, we announced the commercial decision to transition to an all cornstarch-based baby powder portfolio. As a result of this transition, talc-based Johnson’s® Baby Powder was discontinued globally in 2023. Talc-based Johnson’s® Baby Powder was previously discontinued during 2020 in certain markets, including the United States and Canada. We do not expect the impact of this change to have a significant impact on our results of operations.

Deferred Markets

In order to ensure compliance with applicable law, to obtain necessary governmental approvals and other consents, and for other business reasons, we deferred the transfer of certain assets and liabilities of businesses in certain non-U.S. jurisdictions, including China, Malaysia, and Russia, until after the completion of the Kenvue IPO. On September 11, 2023, J&J transferred the equity interests in the majority of the Deferred Legal Entities (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included herein) to the Company that previously had been consolidated as Variable Interest Entities in the Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements included herein include businesses in all jurisdictions in which we will operate following the completion of the Separation, including any Deferred Local Business (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included herein). For more information regarding Deferred Local Businesses, see “Risk Factors—Risks Related to Our Relationship with J&J—The transfer of certain assets and liabilities from J&J to us contemplated by the Separation has not been completed and may be significantly delayed or not occur at all” in our Annual Report and Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included herein.

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

Inflation Risk

In recent years, the global macroeconomic environment has experienced significant inflationary pressures and may continue to increase the costs of raw materials, packaging components, and other inputs for our products. In recent years, we have experienced, and we continue to experience, higher than expected inflation, including escalating transportation, commodity, and other supply chain costs and disruptions that have affected, and continue to affect, our results of operations. We have partially offset the impact of inflation largely through price increases, in addition to continued supply chain optimization initiatives.

However, if our costs continue to be subject to significant inflationary pressures, we may not be able to offset such higher costs through price increases, which could adversely affect our business, results of operations, or financial condition.

Interest Rate Risk

Our cash equivalents and marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Interest rate risk is managed through the maintenance of a portfolio of variable and fixed-rate debt composed of short and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. From time to time, we also hedge the anticipated issuance of fixed-rate debt, and those contracts are designated as cash flow hedges. As of June 30, 2024, our outstanding long-term debt portfolio was comprised primarily of fixed-rate debt, and therefore, any fluctuation in market interest rate is not expected to have a material impact on our results of operations. Our interest expense for any new floating rate debt we may incur in the future, including under the Revolving Credit Facility, could be exposed to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including the monetary and tax policies of the United States and other countries, market and economic factors, and other factors beyond our control.

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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, the end of the period covered by this report, management of the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer, Thibaut Mongon, and Chief Financial Officer, Paul Ruh, reviewed and participated in this evaluation of Kenvue’s disclosure controls and procedures. Based on this evaluation, Messrs. Mongon and Ruh concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal three months ended June 30, 2024, the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of equity securities by the Company during the fiscal six months ended June 30, 2024.

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

The following table represents our purchases of common stock during the fiscal three months ended June 30, 2024:

(Shares in Thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	—	$—	—	22,050
May 1, 2024 - May 31, 2024	—	$—	—	22,050
June 1, 2024 - June 30, 2024	—	$—	—	22,050
Total number of shares purchased	—

Item 5. OTHER INFORMATION
Insider Trading Arrangements and Policies

During the fiscal three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the conditions of the affirmative defense provided by Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Kenvue Inc.

Date: August 6, 2024	/s/ PAUL RUH
Paul Ruh
Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2024	/s/ HEATHER HOWLETT
Heather Howlett
Chief Accounting Officer (Principal Accounting Officer)