Form 10-Q
period 2024-09-29
Kenvue Inc.
filed 2024-11-07
CIK 1944048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On November 1, 2024, 1,917,257,438 shares of Common Stock, $0.01 par value, were outstanding.

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
Because forward-looking statements are based on current beliefs, expectations, and assumptions regarding future events, they are subject to risks, uncertainties, and changes that are difficult to predict and many of which are outside of our control. You should realize that if underlying assumptions prove inaccurate, or known or unknown risks or uncertainties materialize, our actual results and financial condition could vary materially from expectations and projections expressed or implied in our forward-looking statements. Risks and uncertainties include but are not limited to:
•Our ability to expand globally, implement our digital-first approach, and respond appropriately to competitive pressure, including pressure from private-label brands and generic non-branded products, market trends, increased costs, and customer and consumer preferences;
•The rapidly changing retail landscape, including our dependence on key retailers, policies of our retail trade customers, the emergence of e-commerce and other alternative retail channels, and challenges with innovation and research and development;
•Product reliability, safety, and/or efficacy concerns, whether or not based on scientific or factual evidence, potentially resulting in governmental investigations, regulatory action (including, but not limited to, the shutdown of manufacturing facilities, product relabeling or withdrawal of product from the market), private claims and lawsuits, significant remediation and related costs, safety alerts, product shortages, product recalls, declining sales, reputational damage, and share price impact;
•The potential that the expected benefits and opportunities from the 2024 Multi-Year Restructuring Initiative (as defined in Note 16, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein) or any other planned or completed restructuring or cost-saving initiative, acquisition, or divestiture may not be realized or may take longer to realize than expected;
•Our ability to establish, maintain, protect, and enforce intellectual property rights, as well as address the threats of counterfeit products, infringement of our intellectual property, and other unauthorized versions of our products;
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
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal twelve months ended December 31, 2023 filed on March 1, 2024 with the U.S. Securities and Exchange Commission (the “SEC”) and in our other filings with the SEC. You should understand that it is not possible to predict or identify all such factors and you should not consider the risks described above to be a complete statement of all potential risks and uncertainties. We do not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments, except as required by law.

Part I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
KENVUE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions, Except Per Share Data; Shares in Thousands)

	September 29, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$1,057	$1,382
Trade receivables, less allowances for credit losses ($26 and $25 as of September 29, 2024 and December 31, 2023, respectively)	2,394	2,073
Inventories	1,820	1,851
Prepaid expenses and other receivables	460	567
Other current assets	210	265
Total current assets	5,941	6,138
Property, plant, and equipment, net	1,776	2,042
Intangible assets, net	8,887	9,619
Goodwill	9,297	9,271
Deferred taxes on income	228	158
Other assets	796	623
Total Assets	26,925	27,851
Liabilities and Equity
Current liabilities
Loans and notes payable	1,648	599
Accounts payable	2,274	2,489
Accrued liabilities	1,164	1,456
Accrued rebates, returns, and promotions	697	795
Accrued taxes on income	163	142
Total current liabilities	5,946	5,481
Employee-related obligations	362	360
Long-term debt	7,053	7,687
Deferred taxes on income	2,378	2,621
Other liabilities	542	491
Total liabilities	16,281	16,640
Commitments and contingencies (Note 14)
Equity
Preferred stock, $0.01 par value, 750,000 shares authorized; no shares issued and outstanding as of September 29, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 12,500,000 shares authorized; 1,922,328 and 1,916,278 shares issued and outstanding as of September 29, 2024, respectively; 1,915,407 and 1,915,057 shares issued and outstanding as of December 31, 2023, respectively	19	19
Additional paid-in capital	16,098	16,147
Treasury stock, 6,050 and 350 shares at cost as of September 29, 2024 and December 31, 2023, respectively	(121)	(7)
Retained earnings	7	429
Accumulated other comprehensive loss	(5,359)	(5,377)
Total equity	10,644	11,211
Total Liabilities and Equity	$26,925	$27,851
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in Millions, Except Per Share Data; Shares in Millions)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net sales	$3,899	$3,915	$11,793	$11,778
Cost of sales	1,617	1,665	4,904	5,178
Gross profit	2,282	2,250	6,889	6,600
Selling, general, and administrative expenses	1,590	1,531	4,804	4,555
Restructuring expenses	31	—	120	—
Impairment charges	—	—	578	—
Other operating expense (income), net	7	9	29	(7)
Operating income	654	710	1,358	2,052
Other (income) expense, net	(19)	25	6	65
Interest expense, net	96	100	283	154
Income before taxes	577	585	1,069	1,833
Provision for taxes	194	147	332	496
Net income	$383	$438	$737	$1,337

Net income per share
Basic	$0.20	$0.23	$0.38	$0.73
Diluted	$0.20	$0.23	$0.38	$0.73
Weighted average number of shares outstanding
Basic	1,915	1,916	1,915	1,823
Diluted	1,924	1,920	1,921	1,827
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net income	$383	$438	$737	$1,337
Other comprehensive income (loss), net of taxes
Foreign currency translation	473	(251)	41	(260)
Employee benefit plans	(7)	15	(1)	19
Derivatives and hedges	10	(4)	(22)	27
Other comprehensive income (loss)	476	(240)	18	(214)
Comprehensive income	$859	$198	$755	$1,123
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; Dollars in Millions; Shares in Thousands)

	Fiscal Three Months Ended September 29, 2024
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount		Shares	Amount
Balance, June 30, 2024	1,915,064	$19	$16,075	4,950	$(98)	$17	$(5,835)	$10,178
Net income	—	—	—	—	—	383	—	383
Other comprehensive income	—	—	—	—	—	—	476	476
Cash dividends on common stock	—	—	—	—	—	(393)	—	(393)
Stock-based compensation	—	—	58	—	—	—	—	58
Issuance of common stock under the Kenvue 2023 Plan, net	2,314	—	41	—	—	—	—	41
Purchase of treasury stock	(1,100)	—	—	1,100	(23)	—	—	(23)
Separation-related adjustments	—	—	(76)	—	—	—	—	(76)
Balance, September 29, 2024	1,916,278	$19	$16,098	6,050	$(121)	$7	$(5,359)	$10,644

	Fiscal Three Months Ended October 1, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance, July 2, 2023	1,914,894	$19	$16,184	$430	$(5,502)	$11,131
Net income	—	—	—	438	—	438
Other comprehensive loss	—	—	—	—	(240)	(240)
Cash dividends on common stock	—	—	—	(383)	—	(383)
Stock-based compensation	—	—	2	—	—	2
Issuance of common stock under the Kenvue 2023 Plan, net	16	—	—	—	—	—
Separation-related adjustments	—	—	(55)	—	—	(55)
Balance, October 1, 2023	1,914,910	$19	$16,131	$485	$(5,742)	$10,893

	Fiscal Nine Months Ended September 29, 2024
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2023	1,915,057	$19	$16,147	350	$(7)	$429	$(5,377)	$11,211
Net income	—	—	—	—	—	737	—	737
Other comprehensive income	—	—	—	—	—	—	18	18
Cash dividends on common stock	—	—	—	—	—	(1,159)	—	(1,159)
Stock-based compensation	—	—	200	—	—	—	—	200
Issuance of common stock under the Kenvue 2023 Plan, net	6,921	—	35	—	—	—	—	35
Purchase of treasury stock	(5,700)	—	—	5,700	(114)	—	—	(114)
Separation-related adjustments	—	—	(284)	—	—	—	—	(284)
Balance, September 29, 2024	1,916,278	$19	$16,098	6,050	$(121)	$7	$(5,359)	$10,644

	Fiscal Nine Months Ended October 1, 2023(1)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Net Investment from J&J	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance, January 1, 2023	—	$—	$—	$—	$25,425	$(5,455)	$19,970
Net income	—	—	—	868	469	—	1,337
Other comprehensive loss	—	—	—	—	—	(214)	(214)
Cash dividends on common stock	—	—	—	(383)	—	—	(383)
Net transfers to J&J	—	—	—	—	(308)	—	(308)
Stock-based compensation	—	—	40	—	35	—	75
Distribution to J&J in connection with the Separation	—	—	(13,788)	—	—	—	(13,788)
Issuance of common stock in connection with the Kenvue IPO	1,914,894	19	4,222	—	—	—	4,241
Issuance of common stock under the Kenvue 2023 Plan, net	16	—	—	—	—	—	—
Reclassification of Net Investment from J&J	—	—	25,712	—	(25,712)	—	—
Separation-related adjustments	—	—	(55)	—	91	(73)	(37)
Balance, October 1, 2023	1,914,910	$19	$16,131	$485	$—	$(5,742)	$10,893
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

See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)

	Fiscal Nine Months Ended
	September 29, 2024	October 1, 2023
Cash flows from operating activities
Net income	$737	$1,337
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	472	453
Stock-based compensation	200	75
Deferred income taxes	(245)	(128)
Impairment charges	578	—
Other	67	(11)
Net changes in assets and liabilities
Trade receivables	(343)	(97)
Inventories	13	275
Other current and non-current assets	29	(418)
Accounts payable and accrued liabilities	(573)	1,008
Employee related obligations	5	7
Accrued taxes on income	9	(53)
Other liabilities	27	(230)
Net cash flows from operating activities	976	2,218
Cash flows used in investing activities
Purchases of property, plant, and equipment	(302)	(246)
Transfer of funds to J&J pursuant to the Facility Agreement	—	(8,941)
Proceeds from J&J upon repayment of the Facility Agreement	—	8,941
Proceeds from sale of assets	—	14
Other investing activities	9	9
Net cash flows used in investing activities	(293)	(223)
Cash flows used in financing activities
Proceeds from (payments of) loans and notes payables	9	(14)
Proceeds from Commercial Paper Program, net of issuance cost	258	497
Proceeds from issuance of Senior Notes, net of issuance cost	—	7,686
Proceeds from Kenvue IPO, net	—	4,241
Distribution to J&J in connection with the Separation	—	(13,788)
Dividends paid	(1,159)	(383)
Net transfers to J&J	—	(274)
Purchases of treasury shares	(114)	—
Other financing activities	28	(109)
Net cash flows used in financing activities	(978)	(2,144)
Effect of exchange rate changes on cash and cash equivalents	(30)	(20)
Cash and cash equivalents, beginning of period	1,382	1,231
Net decrease in cash and cash equivalents	(325)	(169)
Cash and cash equivalents, end of period	$1,057	$1,062
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of the Company and Summary of Significant Accounting Policies

Description of the Company and Business Segments

Kenvue Inc. (“Kenvue” or the “Company”) is a pure play consumer health company with iconic brands including Aveeno®, BAND-AID® Brand, Johnson’s®, Listerine®, Neutrogena®, Tylenol®, and Zyrtec®. The Company is organized into three business segments: Self Care, Skin Health and Beauty, and Essential Health. The Self Care segment includes a broad product range such as pain care; cough, cold, and allergy; digestive health; smoking cessation; eye care; and other products. The Skin Health and Beauty segment is focused on face and body care, as well as hair, sun, and other products. The Essential Health segment includes oral care, baby care, women’s health, wound care, and other products.

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

On May 8, 2023, the Kenvue IPO was completed through the sale of 198,734,444 shares of common stock, par value $0.01 per share, including the underwriters’ full exercise of their option to purchase 25,921,884 shares to cover over-allotments, at an initial public offering price of $22 per share for net proceeds of $4.2 billion after deducting underwriting discounts and commissions of $131 million. On May 8, 2023, in conjunction with the Consumer Health Business Transfer, the Company distributed $13.8 billion to J&J from 1) the net proceeds received from the sale of the common stock in the Kenvue IPO, 2) the net proceeds received from the Debt Financing Transactions as defined in Note 4, “Borrowings—Commercial Paper Program,” and 3) any cash and cash equivalents in excess of the $1.17 billion retained by the Company immediately following the Kenvue IPO. As of the closing of the Kenvue IPO, J&J owned 1,716,160,000 shares of Kenvue common stock, or approximately 89.6% of the total outstanding shares of Kenvue common stock.

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

Basis of Presentation

Effective April 4, 2023, the Company’s financial statements are presented on a consolidated basis, as J&J completed the Consumer Health Business Transfer on such date. The unaudited financial statements for all periods presented, including the historical results of the Company prior to April 4, 2023, are referred to as the “Condensed Consolidated Financial Statements.”

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the

Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations, and cash flows for the periods indicated. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the fiscal twelve months ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed on March 1, 2024 with the SEC.

Intercompany balances and transactions have been eliminated. The Condensed Consolidated Financial Statements include the accounts of the Company and its affiliates and entities consolidated under the variable interest and voting models.

During the fiscal nine months ended September 29, 2024, the Company recorded out-of-period adjustments primarily related to the Separation, which corrected an overstatement in Additional paid-in capital of $284 million, including the $94 million ($71 million net of tax) related to certain cloud computing arrangements described below. This amount did not have an impact on the operating results for the fiscal nine months ended September 29, 2024. The Company concluded that these adjustments were not material to the Condensed Consolidated Financial Statements for either the current period or prior periods.

As of September 29, 2024, the Condensed Consolidated Balance Sheet reflects an adjustment for a change in classification from Property, plant, and equipment, net of $300 million to Other assets and Additional paid-in capital of $171 million and $94 million, respectively, related to certain cloud computing arrangements, net of amortization of $35 million. The Company concluded that this adjustment was not material to the Condensed Consolidated Financial Statements for either the current period or prior periods.

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

J&J calculated foreign currency translation on its consolidated assets and liabilities, which included assets and liabilities of the Company prior to April 4, 2023. Foreign currency translation recorded during the fiscal nine months ended September 29, 2024 and October 1, 2023 was based on currency movements specific to the Condensed Consolidated Financial Statements.

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

Trade Receivable and Allowance for Credit Losses

A summary of the change in the allowance for credit losses during the fiscal nine months ended September 29, 2024 and October 1, 2023 is presented below:

	Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2024	October 1, 2023
Allowance for credit losses, beginning of period	$(25)	$(35)
Provision	(3)	(8)
Utilization	2	15
Currency translation adjustment	—	1
Allowance for credit losses, end of period	$(26)	$(27)

Separation-Related Costs

The Company and J&J incurred certain non-recurring separation-related costs in the establishment of Kenvue as a standalone public company (“Separation-related costs”). Costs incurred by the Company and those costs that were incurred by J&J prior to April 4, 2023 determined to be for the benefit of the Company were included in the Condensed Consolidated Financial Statements. These Separation-related costs were $85 million and $133 million for the fiscal three months ended September 29, 2024 and October 1, 2023, respectively, and $231 million and $333 million for the fiscal nine months ended September 29, 2024 and October 1, 2023, respectively. The Separation-related costs are included within Cost of sales and Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.

Research and Development

Research and development expenses are expensed as incurred and included within Selling, general, and administrative expenses. Research and development costs were $97 million and $78 million for the fiscal three months ended September 29, 2024 and October 1, 2023, respectively, and $302 million and $266 million for the fiscal nine months ended September 29, 2024 and October 1, 2023, respectively.

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

Operating Lease Assets and Liabilities

Right of Use (“ROU”) assets and lease liabilities associated with the Company’s operating leases are included on the Condensed Consolidated Balance Sheets as of September 29, 2024 and December 31, 2023 as follows:

	Operating Leases
(Dollars in Millions)	September 29, 2024(1)	December 31, 2023(2)
ROU assets included in:
Other assets	$122	$139
Total ROU assets	122	139
Lease liabilities included in:
Accrued liabilities	40	44
Other liabilities	86	97
Total lease liabilities	$126	$141
(1) Includes leases with J&J of $40 million of ROU assets, $12 million of current lease liabilities, and $28 million of non-current lease liabilities.
(2) Includes leases with J&J of $52 million of ROU assets, $13 million of current lease liabilities, and $39 million of non-current lease liabilities.

Global Headquarters Lease

On April 20, 2023, the Company entered into a long-term lease for a newly renovated corporate office building and a newly constructed research and development building in Summit, New Jersey (the “Global Headquarters Lease”). When completed, the campus will encompass approximately 290,000 square feet and serve as the Company’s new global corporate headquarters and research and development center. The Global Headquarters Lease collectively includes the lease associated with the corporate office building (the “Corporate Office Lease”), the lease associated with the land where the research and development building will be constructed (the “State-of-the-Art Lab Facility Lease”), and the lease associated with land to be used for amenities (the “Amenities Lease”). The relocation to this campus is expected to begin in the first fiscal quarter of 2025 for the corporate office building and continue through 2026 for the new research and development building. The Company will continue operating from its interim corporate headquarters in Skillman, New Jersey, until that time.

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

ROU assets and lease liabilities associated with the Corporate Office Lease and the State-of-the-Art Lab Facility Lease are included on the Condensed Consolidated Balance Sheet as of September 29, 2024 as follows:

(Dollars in Millions)	September 29, 2024
ROU assets included in:
Property, plant, and equipment, net	$106
Lease liabilities included in:
Long-term debt	$112

Other information related to the Corporate Office Lease and State-of-the-Art Lab Facility Lease for the fiscal nine months ended September 29, 2024 were as follows:

Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2024
ROU assets obtained in exchange for the new finance lease liabilities	$109

Impairment Charges

Impairment charges for the fiscal nine months ended September 29, 2024 consisted of:

Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2024
Dr.Ci:Labo® asset impairment(1)	$488
Skillman fixed asset impairment(2)	68
Other asset impairment(3)	22
Impairment charges	$578
(1) Represents the impairment charge recognized during the fiscal three months ended June 30, 2024 in relation to Dr.Ci:Labo® long-lived assets. See “—Dr.Ci:Labo® Asset Impairment” below and Note 3, “Intangible Assets and Goodwill,” for more information.
(2) Represents the impairment charge recorded during the fiscal three months ended March 31, 2024 on the held for sale asset associated with the Company’s interim corporate headquarters in Skillman, New Jersey. See “—Assets Held for Sale” below.
(3) Represents the impairment charge recognized during the fiscal three months ended June 30, 2024 related to certain software development assets.

No impairment charges were recognized during the fiscal three months ended September 29, 2024.

Dr.Ci:Labo® Asset Impairment

During the fiscal three months ended June 30, 2024, there was a significant change in the senior leadership of the Dr.Ci:Labo® business, resulting in a new strategic plan with a key focus on increased brand marketing expense designed to allow the brand to reach more consumers and appropriately address evolving market dynamics, including shifts in consumer sentiment in China as well as changing shopping patterns in the region. Following the change to the Company’s strategy for the brand, the Company made revisions to the internal forecasts relating to the Dr.Ci:Labo® asset group and concluded that the changes in circumstances, which impacted the forecasted cash flows in relation to this business, resulted in a triggering event, requiring an interim impairment review of the Dr.Ci:Labo® asset group. As a result of the interim impairment test, the Company concluded that the carrying value of long-lived assets of the asset group, consisting primarily of intangible assets, including trademarks and other intangibles, and property, plant, and equipment, exceeded their estimated fair value, resulting in impairment charges of $488 million recognized in the fiscal three months ended June 30, 2024, of which $463 million related to definite-lived intangible assets and $25 million related to property, plant, and equipment. Following the impairment charge, the carrying value of the Dr.Ci:Labo® asset group was $118 million.

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

The Company recorded the remaining asset held for sale balance related to the Skillman, New Jersey facility within Other current assets on the Condensed Consolidated Balance Sheet as of September 29, 2024.

Supplier Finance Program

The Company has facilitated a voluntary supplier finance program to provide some of its suppliers with the opportunity to sell receivables due from the Company (the Company’s accounts payables) to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The Company is not a party to the arrangements between the suppliers and the third-party financial institutions. The Company’s obligations to its suppliers, including amounts due, and scheduled payment dates (which have general payment terms of 90 days), are not affected by a participating supplier’s decision to participate in the program. As of September 29, 2024 and December 31, 2023, the Company’s Accounts payable balances included $239 million and $227 million, respectively, related to invoices from suppliers participating in the supplier finance program.

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

In connection with the Separation, J&J and Kenvue entered into a separation agreement (the “Separation Agreement”) on May 3, 2023. Under the Separation Agreement, transfer of certain assets and liabilities of the Consumer Health Business in certain jurisdictions (each, a “Deferred Local Business”) was not completed prior to the Kenvue IPO and was deferred due to certain precedent conditions, which include ensuring compliance with applicable law and obtaining necessary governmental approvals and other consents, and for other business reasons. At the Kenvue IPO and until the Deferred Local Business transfers to the Company, J&J 1) holds and operates the Deferred Local Businesses on behalf of and for the benefit of the Company, and 2) will use reasonable best efforts to treat and operate, insofar as reasonably practicable and to the extent permitted by applicable law, each such Deferred Local Business in the ordinary course of business in all material respects consistent with past practice. The benefits and costs related to these Deferred Local Businesses will be assumed by the Company (see below “—Net Economic Benefit Arrangements”). In addition, the Company and J&J will use reasonable best efforts to take all actions to transfer each Deferred Local Business as promptly as reasonably practicable. When the precedent conditions are met, the Deferred Local Businesses will be transferred as per the terms of the arrangement with J&J.

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

(Dollars in Millions)	September 29, 2024
Assets
Current assets
Cash and cash equivalents	$107
Trade receivables, less allowances for credit losses	60
Inventories	25
Prepaid expenses and other receivables	3
Total current assets	195
Property, plant, and equipment, net	2
Deferred taxes on income	2
Other assets	1
Total assets	$200
Liabilities
Current liabilities
Accounts payable	$1
Accrued liabilities	11
Accrued rebates, returns, and promotions	15
Total current liabilities	27
Total liabilities	$27

The Company recognized Net income of $6 million and $46 million for the fiscal three months ended September 29, 2024 and October 1, 2023, respectively, and $12 million and $78 million for the fiscal nine months ended September 29, 2024 and October 1, 2023, respectively, related to the Deferred Legal Entities in the Condensed Consolidated Statements of Operations.

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

The Company recognized a net payable to J&J of $24 million in relation to the net economic benefit arrangements as of September 29, 2024 on the Condensed Consolidated Balance Sheet. The Company recognized Net income of $7 million and $15 million for the fiscal three months ended September 29, 2024 and October 1, 2023, respectively, and $40 million and $31 million for the fiscal nine months ended September 29, 2024 and October 1, 2023, respectively, in relation to the net economic benefit arrangements in the Condensed Consolidated Statements of Operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to current fiscal year presentation.

Recent Accounting Standards

SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors

In March 2024, the SEC adopted final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires disclosure of governance, risk management, and strategy related to material climate-related risks as well as disclosure of material greenhouse gas emissions in registration statements and annual reports. In addition, certain disclosures as they relate to severe weather events and other natural conditions and carbon offsets and renewable energy credits would also be required. The SEC voluntarily stayed the final rules pending completion of judicial review following legal challenges. The rules are effective for large accelerated filers for annual periods ending December 31, 2025, pending resolution of the stay. The Company is currently assessing the impact of these rules on the Condensed Consolidated Financial Statements.

Accounting Standards Update (“ASU”) 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances the transparency of income tax disclosures, primarily by requiring public business entities to disclose 1) consistent categories and greater disaggregation of information in the rate reconciliations and 2) the disclosure of income taxes paid disaggregated by jurisdiction, among other requirements. This guidance is effective for public entities for the fiscal years beginning after December 15, 2024, and early adoption is permitted. The amendments are applicable on a prospective basis, although retrospective basis is also permitted. The Company is currently evaluating this guidance and the impact on its income tax disclosures.

ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 scopes in entities with a single reportable segment and requires those entities to provide all disclosures required in Topic 280. Among other various new disclosures, ASU 2023-07 additionally requires that current annual disclosures about a reportable segment’s profit or loss and assets also be provided in interim periods. Enhanced reporting requirements for all entities include disclosure of 1) significant segment expenses, 2) the title and position of the chief operating decision maker (the “CODM”), and 3) how the CODM uses disclosed measure(s) of a segment’s profit or loss in assessing segment performance and allocating resources. This guidance is effective for public entities for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Companies are required to apply the amendments retrospectively to all prior periods presented in the financial statements, and early adoption is permitted. The Company is currently evaluating this guidance and expects that adoption will result in new disclosures, including significant segment expenses.

ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). Among other various new disclosures, ASU 2024-03 requires public entities to disaggregate operating expenses included in certain expense captions presented on the face of the income statement into specific categories (including purchases of inventory, employee compensation, depreciation, and intangible asset amortization) to provide enhanced transparency into the nature of expenses. This guidance is effective for public entities for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Companies are required to apply the amendments either 1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or 2) retrospectively to all periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating this guidance and the impact on its disclosures.

No other new accounting standards that were issued or became effective during the fiscal nine months ended September 29, 2024 had, or are expected to have, a significant impact on the Condensed Consolidated Financial Statements.

2. Inventories

As of September 29, 2024 and December 31, 2023, inventories were comprised of:

(Dollars in Millions)	September 29, 2024	December 31, 2023
Raw materials and supplies	$311	$304
Goods in process	103	115
Finished goods	1,406	1,432
Total inventories	$1,820	$1,851

3. Intangible Assets and Goodwill

As of September 29, 2024 and December 31, 2023, the gross and net amounts of intangible assets were:

	September 29, 2024			December 31, 2023
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Patents and trademarks	$4,225	$(1,849)	$2,376	$4,444	$(1,698)	$2,746
Customer relationships	2,101	(1,191)	910	2,125	(1,151)	974
Other intangibles	1,313	(706)	607	1,320	(669)	651
Total definite-lived intangible assets	$7,639	$(3,746)	$3,893	$7,889	$(3,518)	$4,371
Indefinite-lived intangible assets:
Trademarks	$4,938	$—	$4,938	$5,187	$—	$5,187
Other	56	—	56	61	—	61
Total intangible assets, net	$12,633	$(3,746)	$8,887	$13,137	$(3,518)	$9,619

Gross carrying amount changes for the fiscal nine months ended September 29, 2024 were primarily driven by the impact of $479 million in intangible asset impairments, of which $463 million related to impairment charges recognized in relation to Dr.Ci:Labo® definite-lived intangible assets, including trademarks and other intangibles, as described in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Impairment Charges.” The change was further driven by the impact of currency translations.

No intangible asset impairments were recognized for both the fiscal three and nine months ended October 1, 2023.

Amortization expense for the Company’s amortizable assets, which is included in Cost of sales, was $66 million and $82 million for the fiscal three months ended September 29, 2024 and October 1, 2023, respectively, and $212 million and $242 million for the fiscal nine months ended September 29, 2024 and October 1, 2023, respectively.

Goodwill by reportable segment was as follows:

(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total
Goodwill as of December 31, 2023	$5,308	$2,315	$1,648	$9,271
Currency translation	17	1	8	26
Goodwill as of September 29, 2024	$5,325	$2,316	$1,656	$9,297

4. Borrowings

The components of the Company’s debt as of September 29, 2024 and December 31, 2023 were as follows:

(Dollars in Millions)	September 29, 2024	December 31, 2023
Senior Notes
5.50% Senior Notes due 2025	$750	$750
5.35% Senior Notes due 2026	750	750
5.05% Senior Notes due 2028	1,000	1,000
5.00% Senior Notes due 2030	1,000	1,000
4.90% Senior Notes due 2033	1,250	1,250
5.10% Senior Notes due 2043	750	750
5.05% Senior Notes due 2053	1,500	1,500
5.20% Senior Notes due 2063	750	750
Other(1)	118	9
Discounts and debt issuance costs	(65)	(72)
Total	$7,803	$7,687
Less: Current portion of long-term debt—principal amount	(750)	—
Total long-term debt	$7,053	$7,687
Current portion of long-term debt—principal amount	750	—
Commercial paper	890	600
Discounts and debt issuance costs	(3)	(1)
Other	11	—
Total loans and notes payable	$1,648	$599
Total debt	$8,701	$8,286
(1) As of September 29, 2024, Other includes $112 million of finance lease liabilities associated with the Global Headquarters Lease. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Leases,” for more information.

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

Prior to the Kenvue IPO, the Company issued $1.25 billion under its Commercial Paper Program which, collectively with the Senior Notes, are referred to as the “Debt Financing Transactions.” As of September 29, 2024, the Company had $887 million of outstanding balances under its Commercial Paper Program, net of a related discount of $3 million. As of December 31, 2023, the Company had $599 million of outstanding balances under its Commercial Paper Program, net of a related discount of $1 million.

Revolving Credit Facility

On March 6, 2023, the Company entered into a credit agreement providing for a five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $4.0 billion to be made available in U.S. dollars and Euros. As of both September 29, 2024 and December 31, 2023, the Company had no outstanding balances under its Revolving Credit Facility.

Facility Agreement

On April 5, 2023, the Company and J&J entered into the Facility Agreement, allowing the Company to lend the proceeds from the issuance of debt (including commercial paper) in an aggregate amount of $8.9 billion to J&J.

Upon completion of the Kenvue IPO on May 8, 2023, the Facility Agreement was terminated and the balance of the loans, and all accrued interest, were repaid by J&J for a total cash inflow of $9.0 billion. The Company earned interest income of $33 million for the fiscal nine months ended October 1, 2023 in relation to the Facility Agreement. The Company remitted this cash back to J&J as a distribution in connection with the Separation.

Interest Expense, Net

The amount included in Interest expense, net in the Condensed Consolidated Statements of Operations consists of the following:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Interest expense	$108	$115	$323	$244
Interest income(1)	(12)	(15)	(40)	(90)
Total interest expense, net	$96	$100	$283	$154
(1) Includes interest income of $33 million for the fiscal nine months ended October 1, 2023 recognized in relation to the Facility Agreement.

Fair Value of Debt

The Company’s debt was recorded at the carrying amount. The estimated fair value of the Company’s Senior Notes was $8.0 billion as of September 29, 2024. Fair value was estimated using market prices using quoted prices in active markets which would be considered Level 2 in the fair value hierarchy. The carrying value of the commercial paper notes approximated the fair value as of September 29, 2024 due to the nature and short-term duration of the instrument.

Compliance with Covenants

As of September 29, 2024, the Company was in compliance with all debt covenants, and no default or event of default has occurred.

5. Pensions

Single Employer Plans

Net periodic benefit costs for the Company’s defined benefit retirement plans sponsored by the Company for the fiscal three and nine months ended September 29, 2024 and October 1, 2023 included the following components:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Service cost	$7	$6	$22	$16
Interest cost	7	8	21	18
Amortization of loss (gain)	1	(1)	3	(1)
Special events	—	8	—	8
Expected return on plan assets	(8)	(8)	(26)	(18)
Total net periodic benefit cost	$7	$13	$20	$23

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

Participation in J&J Plans

J&J has defined benefit pension plans covering eligible employees in the United States and certain foreign jurisdictions. J&J also provides medical benefits, principally to its U.S. retirees and their dependents through its other postretirement benefit plans. Prior to the Separation, the Company’s employees participated in J&J’s defined benefit pension plans, which were accounted for as multiemployer plans, and assets and liabilities associated with these plans were not reflected on the Condensed Consolidated Balance Sheets. After the Separation, the Company no longer had any multiemployer plans, as they were all converted to a multiple employer pension plan or a single-employer pension plan. The Condensed Consolidated Statements of Operations for the fiscal three and nine months ended October 1, 2023 include expense allocations for these benefits, which were determined using a proportional allocation method. Total benefit plan expense allocated to the Company amounted to $0 million and $17 million for the fiscal three and nine months ended October 1, 2023, respectively.

In connection with the completion of the Separation, J&J transferred certain pension plans to the Company during the fiscal nine months ended October 1, 2023, resulting in the transfer of net pension assets of $162 million and net pension liabilities of $21 million.

6. Accrued and Other Liabilities

Accrued liabilities consisted of:

(Dollars in Millions)	September 29, 2024	December 31, 2023
Accrued expenses	$349	$465
Accrued compensation and benefits	325	406
Operating lease liabilities	40	44
Tax indemnification liability(1)	86	113
Other accrued liabilities	364	428
Total accrued liabilities	$1,164	$1,456

Other liabilities, non-current, consisted of:

(Dollars in Millions)	September 29, 2024	December 31, 2023
Accrued income taxes	$184	$188
Operating lease liabilities	86	97
Tax indemnification liability(1)	150	141
Other accrued liabilities	122	65
Total other liabilities	$542	$491
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

7. Accumulated Other Comprehensive Loss

Components of Accumulated other comprehensive loss consisted of the following:

(Dollars in Millions)	Foreign Currency Translation	Employee Benefit Plans	Gain on Derivatives and Hedges(1)	Total Accumulated Other Comprehensive Loss
June 30, 2024	$(5,689)	$(161)	$15	$(5,835)
Other comprehensive income (loss) before reclassifications	473	(8)	12	477
Amounts reclassified to the Condensed Consolidated Statement of Operations	—	1	(2)	(1)
Net current period Other comprehensive income (loss)	473	(7)	10	476
September 29, 2024	$(5,216)	$(168)	$25	$(5,359)

July 2, 2023	$(5,485)	$(57)	$40	$(5,502)
Other comprehensive (loss) income before reclassifications	(251)	16	10	(225)
Amounts reclassified to the Condensed Consolidated Statement of Operations	—	(1)	(14)	(15)
Net current period Other comprehensive (loss) income	(251)	15	(4)	(240)
October 1, 2023	$(5,736)	$(42)	$36	$(5,742)
(1) For the fiscal three months ended September 29, 2024 and October 1, 2023, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $11 million and $(4) million, respectively, related to its cash flow hedge portfolio.

(Dollars in Millions)	Foreign Currency Translation	Employee Benefit Plans(1)	Gain on Derivatives and Hedges(2)	Total Accumulated Other Comprehensive Loss
December 31, 2023	$(5,257)	$(167)	$47	$(5,377)
Other comprehensive income (loss) before reclassifications	41	(4)	(12)	25
Amounts reclassified to the Condensed Consolidated Statement of Operations	—	3	(10)	(7)
Net current period Other comprehensive income (loss)	41	(1)	(22)	18
September 29, 2024	$(5,216)	$(168)	$25	$(5,359)

January 1, 2023	$(5,476)	$12	$9	$(5,455)
Other comprehensive (loss) income before reclassifications	(260)	(53)	48	(265)
Amounts reclassified to the Condensed Consolidated Statement of Operations	—	(1)	(21)	(22)
Net current period Other comprehensive (loss) income	(260)	(54)	27	(287)
October 1, 2023	$(5,736)	$(42)	$36	$(5,742)
(1) Net change for the fiscal nine months ended October 1, 2023 includes Separation adjustments of $73 million in connection with transfers of certain pension plans by J&J to the Company.
(2) For the fiscal nine months ended September 29, 2024 and October 1, 2023, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $(22) million and $27 million, respectively, related to its cash flow hedge portfolio.

Amounts in Accumulated other comprehensive loss are presented net of the related tax impact. Foreign currency translation is not adjusted for income taxes where it relates to permanent investments in international operations. For additional details on comprehensive income, see the Condensed Consolidated Statements of Comprehensive Income.

The provision (benefit) for taxes allocated to the components of Accumulated other comprehensive loss before reclassification was as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Foreign currency translation(1)	$(7)	$(10)	$(12)	$(4)
Employee benefit plans	—	1	—	(16)
Gain on derivatives and hedges	—	(2)	11	7
Total (benefit) for taxes recognized in Accumulated other comprehensive loss	$(7)	$(11)	$(1)	$(13)
(1) The provision (benefit) for taxes for the fiscal three and nine months ended October 1, 2023 has been adjusted to remove the foreign currency translation on deferred tax balances. The amounts disclosed include only the provision (benefit) for taxes allocated to foreign currency translation and are comparable to the amounts disclosed for the fiscal three and nine months ended September 29, 2024. The net amount of foreign currency translation was unaffected by the adjustment.

The provision (benefit) for taxes allocated to the reclassifications from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Operations was not significant for both the fiscal three and nine months ended September 29, 2024 and October 1, 2023.

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

For the fiscal three and nine months ended September 29, 2024, stock-based compensation expense was recognized resulting from the grant of stock-based awards under the Kenvue 2023 Plan, which were denominated in shares of Kenvue common stock.

On August 23, 2023 (the “Conversion Date”), J&J equity-based awards held by Kenvue employees were accounted for as if they were forfeited by J&J and generally replaced by Kenvue equity-based awards under the Kenvue 2023 Plan with terms consistent with those applicable to the J&J awards, subject to adjustments to the number of underlying awards and option exercise prices to preserve the award’s value, except for certain performance-based awards that were replaced with Kenvue RSU awards.

Prior to the Conversion Date, stock-based compensation expense was driven by stock-based awards granted under J&J’s long-term incentive plans, which were denominated in shares of J&J common stock.

The classification of stock-based compensation expense for the fiscal three and nine months ended September 29, 2024 and October 1, 2023 was as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Cost of sales	$26	$2	$89	$18
Selling, general, and administrative expenses	32	—	111	57
Total stock-based compensation expense	$58	$2	$200	$75

The increase in stock-based compensation expense for the fiscal three and nine months ended September 29, 2024 as compared to the prior fiscal periods was primarily driven by the deemed cancelation of stock options, PSUs, and RSUs granted under J&J’s long-term incentive plans prior to the Conversion Date that had not yet vested which resulted in a one-time reversal of $148 million of previously recognized stock-based compensation expense in the fiscal three months ended October 1, 2023. The increase was also driven by a higher grant date fair value and shorter expense attribution period of the converted Kenvue stock-based awards outstanding in the current fiscal periods as compared to stock-based awards outstanding in the prior fiscal periods, which were granted under J&J’s long-term incentive plans prior to the Conversion Date, as well as the grant of the Founder Shares (as defined in Note 15, “Segments of Business—Segment Net Sales and Segment Adjusted Operating Income”) on October 2, 2023, and stock options, RSUs, and PSUs awarded as part of the annual grant of stock-based awards under the Kenvue 2023 Plan that occurred during the fiscal three months ended March 31, 2024.

Grant activity for the fiscal nine months ended September 29, 2024 primarily relates to stock options, RSUs, and PSUs awarded as part of the annual grant of stock-based awards under the Kenvue 2023 Plan that occurred during the fiscal three months ended March 31, 2024.

There was no significant grant activity during the fiscal three months ended September 29, 2024.

Stock Options

There was no significant activity related to the granting of stock options during the fiscal three months ended September 29, 2024.

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

Restricted Stock Units and Performance Stock Units

There was no significant activity related to the granting of RSUs or PSUs during the fiscal three months ended September 29, 2024.

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

Prior to Kenvue becoming a fully independent company, the allocations (excluding stock-based compensation expense), net of costs charged to J&J’s affiliates reflected in the Condensed Consolidated Statements of Operations for the fiscal nine months ended October 1, 2023 were as follows:

Fiscal Nine Months Ended
(Dollars in Millions)	October 1, 2023
Cost of sales	$25
Selling, general, and administrative expenses	120
Total costs allocated	$145

Management believes these cost allocations are a reasonable reflection of the utilization of services provided to, or the benefit derived by, the Company during the period presented. The allocations may not, however, be indicative of the actual expenses that would have been incurred had the Company operated as a standalone public company. Actual costs that may have been incurred if the Company had been a standalone public company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by the Company’s employees, and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology, and infrastructure. No allocations were made subsequent to the fiscal three months ended July 2, 2023.

Net Transfers to J&J

Net transfers to J&J are included in Net investment from J&J in the Condensed Consolidated Statement of Equity and within financing activities in the Condensed Consolidated Statement of Cash Flows and represent the net effect of transactions between the Company and J&J. No transactions were recorded in Net transfers to J&J subsequent to the fiscal three months ended July 2, 2023.

The components of Net transfers to J&J for the fiscal nine months ended October 1, 2023 were as follows:

Fiscal Nine Months Ended
(Dollars in Millions)	October 1, 2023
Cash pooling and general financing activities	$(446)
Corporate cost allocations	145
Taxes deemed settled with J&J	27
Net transfers to J&J as reflected in the Condensed Consolidated Statement of Cash Flows	$(274)
Other	(34)
Net transfers to J&J as reflected in the Condensed Consolidated Statement of Equity	$(308)

Transactions with J&J, Including the Separation Agreement

In connection with the Separation, Kenvue entered into various agreements with J&J, including the Separation Agreement. In connection with the terms of the Separation Agreement, certain assets and liabilities included on the pre-Separation balance sheet were retained by J&J and certain assets and liabilities not included on the pre-Separation balance sheet were transferred to Kenvue. Separation-related adjustments have been recognized in Net investment from J&J, the net impact of which resulted in an increase in net assets and total equity by $91 million for the fiscal nine months ended October 1, 2023. The impact on net assets primarily represents 1) recognition of balances with J&J including indemnification matters, 2) changes to income tax assets and liabilities as a result of change in the basis of presentation, 3) contribution of certain liabilities including pension and employee-related obligations from J&J, 4) the retention of assets and liabilities by J&J of certain Deferred Local Businesses (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Variable Interest Entities

and Net Economic Benefit Arrangements”), and 5) other assets and liability transfers between Kenvue and J&J in connection with the Separation.

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

The Company had the following balances and transactions with J&J and its affiliates, primarily in connection with the Tax Matters Agreement, Transition Services Agreement, and the Transition Manufacturing Agreement, reported in the Condensed Consolidated Financial Statements:

(Dollars in Millions)	September 29, 2024	December 31, 2023
Prepaid expenses and other receivables	$103	$213
Accounts payable and accrued liabilities	$314	$486
Other assets	$85	$87
Other liabilities	$150	$153

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Cost of sales	$44	$56	$153	$95
Selling, general, and administrative expenses	$45	$47	$167	$94

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

The Company recorded a net liability totaling approximately $140 million for income and non-income indemnification tax payables and refunds, unrecognized tax benefits and associated interest due to J&J as Prepaid expenses and other receivables and Accrued liabilities for current assets and current liabilities, respectively, and to Other assets and Other liabilities for non-current assets and non-current liabilities, respectively, on the Condensed Consolidated Balance Sheet as of September 29, 2024.

Debt Financing Transactions and Kenvue IPO Consideration

During the fiscal six months ended July 2, 2023, the Company received debt proceeds of approximately $7.7 billion from the issuance of the Senior Notes and received initial proceeds from its Commercial Paper Program of $1.2 billion. The Company loaned the total proceeds to J&J through the Facility Agreement. Upon the completion of the Kenvue IPO on May 8, 2023, the Facility Agreement was terminated and the balance of the loans, and all accrued interest, were repaid by J&J for a total cash inflow of $9.0 billion. The Company remitted this cash back to J&J as a distribution in connection with the Separation.

10. Other Operating Expense (Income), Net and Other (Income) Expense, Net

Other operating expense (income), net for the fiscal three and nine months ended September 29, 2024 and October 1, 2023 consisted of:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Litigation (income) expense	$(3)	$—	$1	$20
Royalty income	(7)	(15)	(24)	(23)
Gain on disposal of fixed assets	—	—	—	(9)
Impact of Deferred Markets(1)	11	10	49	34
Contingent liability reversal(2)	—	(2)	—	(45)
Other(3)	6	16	3	16
Total other operating expense (income), net	$7	$9	$29	$(7)
(1) Includes the provision for taxes, minority interest expense, and service fees to be paid to J&J under the net economic benefit arrangements. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Variable Interest Entities and Net Economic Benefit Arrangements,” for more information regarding Deferred Markets.
(2) Includes the reversal of a contingent liability that was no longer considered to be probable.
(3) Includes impact of foreign derivative contracts, pension-related, and other miscellaneous operating (income) expenses.

Other (income) expense, net for the fiscal three and nine months ended September 29, 2024 and October 1, 2023 consisted of:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Currency losses (gains) on transactions	$1	$23	$(3)	$51
Losses on investments	—	—	31	7
Tax indemnification release(1)	(21)	—	(21)	—
Other(2)	1	2	(1)	7
Total other (income) expense, net	$(19)	$25	$6	$65
(1) Includes the release of tax indemnification reserves that were no longer considered to be probable.
(2) Other consists primarily of net periodic benefit costs other than service cost components and miscellaneous non-operating (income) expenses.

11. Income Taxes

For interim financial statement purposes, U.S. GAAP provision (benefit) for taxes related to ordinary income is determined by applying an estimated annual effective income tax rate against a company’s ordinary income, subject to certain limitations on the benefit of losses. Provision (benefit) for taxes related to items not characterized as ordinary income is recognized as a discrete item when incurred. The estimation of the Company’s income tax provision requires the use of management forecasts and other estimates, the application of statutory income tax rates, and an evaluation of valuation allowances. The Company’s estimated annual effective income tax rate may be revised, if necessary, in each interim period.

The worldwide effective income tax rates were 33.6% and 25.1% for the fiscal three months ended September 29, 2024 and October 1, 2023, respectively, and 31.1% and 27.1% for the fiscal nine months ended September 29, 2024 and October 1, 2023, respectively. The increase for the fiscal three months ended September 29, 2024 as compared to the fiscal three months ended October 1, 2023 was primarily the result of changes to the jurisdictional mix of income and shortfall on stock-based compensation recorded during the fiscal three months ended September 29, 2024, as well as fewer releases of tax reserves due to the expiration of certain statutes of limitations and reduced tax benefits derived from the Separation as compared to the fiscal three months ended October 1, 2023. The increase for the fiscal nine months ended September 29, 2024 as compared to the fiscal nine months ended October 1, 2023 was primarily the result of reduced tax benefits derived from the Separation as compared to the fiscal nine months ended October 1, 2023, return to provision adjustments and shortfall on stock-based compensation recorded during the fiscal nine months ended September 29, 2024, as well as changes to the jurisdictional mix of income. These increases were offset by the impairment to the Dr.Ci:Labo® skin health business and the corresponding reversal of a deferred tax liability and the remeasurement of the state deferred tax liability as a result of a change in the Company’s state tax rate.

As discussed in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Basis of Presentation,” prior to April 4, 2023, the Company operated as a segment of J&J and not as a separate entity. Accordingly, the effective worldwide income tax rate for the fiscal nine months ended October 1, 2023 was calculated using the separate return method as if the Company filed income tax returns on both a standalone basis and on a carve-out basis. This resulted in the inclusion of certain hypothetical foreign tax credit benefits that did not exist following the Kenvue IPO.

As of September 29, 2024, the Company had approximately $184 million of liabilities from unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries. The Company and J&J currently have tax audits in progress in several jurisdictions, which remain open from 2013 and forward. With respect to the United States, per the Tax Matters Agreement between J&J and the Company, J&J remains liable for all liabilities related to the final settlement of any U.S. federal income tax audits in which the Company is part of J&J’s federal consolidated return. In other major jurisdictions where the Company conducts business, the years that remain open to tax audits range from 2015 and forward. The Company believes it is possible that certain tax audits in major jurisdictions where the Company conducts business outside of the United States may be completed over the next 12 months by their respective taxing authorities. However, the Company is not able to provide a reasonably reliable estimate of the timing of any future tax payments or the amount of possible changes to the total unrecognized tax benefits associated with any audit closures or other events. The Company classifies liabilities for unrecognized tax benefits and related interest and penalties as long-term liabilities on the Condensed Consolidated Balance Sheets. Interest expense and penalties related to unrecognized tax benefits are classified as provision for taxes in the Condensed Consolidated Statements of Operations.

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 (“IRA”), which, among other things, introduces a 15% minimum tax based on adjusted financial statement income of certain large corporations with a three-year average adjusted financial statement income in excess of $1 billion, an excise tax on corporate stock buybacks, and several tax incentives to promote clean energy. Based on the Company’s current analysis, as well as recently published guidance by the U.S. Treasury and by the Internal Revenue Service, the IRA did not have a significant impact on the Condensed Consolidated Financial Statements. The Company will continue to evaluate the impact of this law as additional guidance and clarification become available.

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

12. Net Income Per Share

The Company had 1,922,328,058 shares of common stock issued and 1,916,278,058 shares of common stock outstanding as of September 29, 2024. Prior to the completion of the Kenvue IPO, the Company had 1,716,160,000 shares of common stock outstanding, of which 1,716,159,990 shares were issued to J&J through a subscription agreement in May 2023. On May 8, 2023, the Kenvue IPO was completed through the sale of 198,734,444 shares of common stock, including the underwriters’ full exercise of their option to purchase 25,921,884 shares to cover over-allotments. For all periods prior to the Kenvue IPO, the shares issued through the subscription agreement are being treated akin to shares attributable to a stock split and, as a result, are being retrospectively presented for all of the periods.

Diluted net income per share is computed by giving effect to all potentially dilutive equity instruments or equity awards that are outstanding during the period. The Company had 52,282,020 and 59,712,143 shares during the fiscal three and nine months ended September 29, 2024, respectively, and 38,386,962 shares during both the fiscal three and nine months ended October 1, 2023 that were determined to be anti-dilutive under the treasury stock method and therefore were excluded from the diluted net income per share calculation. For both the fiscal three and nine months ended September 29, 2024 and both the fiscal three and nine months ended October 1, 2023, the majority of anti-dilutive shares related to stock options. There were no equity awards of the Company outstanding prior to the Kenvue IPO and no dilutive equity instruments of the Company outstanding prior to the Exchange Offer.

Net income per share for the fiscal three and nine months ended September 29, 2024 and October 1, 2023 was calculated as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(In Millions, Except Per Share Data)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net income	$383	$438	$737	$1,337

Basic weighted average number of shares outstanding	1,915	1,916	1,915	1,823
Diluted effects of stock-based awards	9	4	6	4
Diluted weighted average number of shares outstanding	1,924	1,920	1,921	1,827

Net income per share:
Basic	$0.20	$0.23	$0.38	$0.73
Diluted	$0.20	$0.23	$0.38	$0.73

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

The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	September 29, 2024				December 31, 2023
(Dollars in Millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Forward foreign exchange contracts	$72	$—	$72	$—	$63	$—	$63	$—
Cross currency swap contracts	1	—	1	—	—	—	—	—
Total assets	$73	$—	$73	$—	$63	$—	$63	$—
Liabilities:
Forward foreign exchange contracts	$(65)	$—	$(65)	$—	$(50)	$—	$(50)	$—
Cross currency swap contracts	(22)	—	(22)	—	(25)	—	(25)	—
Total liabilities	$(87)	$—	$(87)	$—	$(75)	$—	$(75)	$—
Net amount presented in Prepaid expenses and other receivables:	$18	$—	$18	$—	$18	$—	$18	$—
Net amount presented in Accounts payable:	$(21)	$—	$(21)	$—	$(30)	$—	$(30)	$—
Net amount presented in Other assets:	$5	$—	$5	$—	$—	$—	$—	$—
Net amount presented in Other liabilities:	$(16)	$—	$(16)	$—	$—	$—	$—	$—

As of September 29, 2024 and December 31, 2023, cash equivalents were $168 million and $329 million, respectively, which were primarily comprised of time deposits and money market funds.

The carrying amount of Cash and cash equivalents, Trade receivables, Prepaid expenses and other receivables, and Loans and notes payable approximated fair value as of September 29, 2024 and December 31, 2023. The fair value of forward foreign exchange contracts is the aggregation by currency of all future cash flows discounted to its present value at the prevailing market interest rates and subsequently converted to the U.S. dollar at the current spot foreign exchange rate. The cross currency swap contracts are recorded at fair value that is derived from observable market data, including foreign exchange rates and yield curves.

The fair value of the Company’s derivative assets is included in Prepaid expenses and other receivables and Other Assets on the Condensed Consolidated Balance Sheets. The fair value of the Company’s derivative liabilities is included in Accounts payable and Other liabilities on the Condensed Consolidated Balance Sheets.

There were no transfers between Level 1, Level 2, or Level 3 during the fiscal three and nine months ended September 29, 2024 and the fiscal twelve months ended December 31, 2023.

The following table sets forth the notional amounts of the Company’s outstanding derivative instruments:

	September 29, 2024			December 31, 2023
(Dollars in Millions)	Forward foreign exchange contracts	Cross currency swap contracts	Total notional amount	Forward foreign exchange contracts	Cross currency swap contracts	Total notional amount
Cash flow hedges	$4,333	$—	$4,333	$3,522	$—	$3,522
Fair value hedges	$66	$—	$66	$—	$—	$—
Net investment hedges	$—	$1,500	$1,500	$—	$500	$500
Undesignated hedging instruments	$610	$—	$610	$588	$—	$588

Cash Flow Hedges

For the fiscal three and nine months ended September 29, 2024, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $11 million and $(22) million, respectively, related to its cash flow hedge portfolio. For the fiscal three and nine months ended October 1, 2023, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $(4) million and $27 million, respectively, related to its cash flow hedge portfolio.

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

The following table is a summary of the gains and losses recognized on forward foreign exchange contracts designated as cash flow hedges within Other comprehensive income (loss) and the gains and losses reclassified into earnings:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Gain (loss) recognized in Other comprehensive income (loss)	$14	$7	$(1)	$7
Gain reclassified from Other comprehensive income (loss) into earnings	$—	$11	$7	$16

The following table is a summary of the gains and losses reclassified from Other comprehensive income (loss) into earnings related to the forward foreign exchange contracts for the fiscal three and nine months ended September 29, 2024 and October 1, 2023:

	Fiscal Three Months Ended
	September 29, 2024			October 1, 2023
(Dollars in Millions)	Net sales	Cost of sales	Other (income) expense, net	Net sales	Cost of sales	Other (income) expense, net
(Loss) gain reclassified from Other comprehensive income (loss) into earnings	$(1)	$—	$1	$—	$11	$—

	Fiscal Nine Months Ended
	September 29, 2024			October 1, 2023
(Dollars in Millions)	Net sales	Cost of sales	Other (income) expense, net	Net sales	Cost of sales	Other (income) expense, net
(Loss) gain reclassified from Other comprehensive income (loss) into earnings	$(1)	$12	$(4)	$—	$18	$(2)

Forward Starting Interest Rate Swaps

Beginning in the fiscal three months ended January 1, 2023, the Company entered into forward starting interest rate swaps in contemplation of securing long-term financing for the Separation or for other long-term financing purposes in the event the Separation did not occur. The Company designated these derivatives as cash flow hedges to reduce future interest rate exposure related to changes in the benchmark interest rate on forecasted 5-year, 10-year, and 30-year bonds that the Company issued in 2023. During the fiscal nine months ended October 1, 2023, the Company recorded a gain of $48 million in Accumulated other comprehensive loss, of which $38 million was related to the settlement of its forward starting interest rate swaps upon the issuance of the forecasted debt. The $38 million gain in Accumulated other comprehensive loss will be amortized and recorded in Interest expense, net in the Condensed Consolidated Statements of Operations over the life of the 5-year, 10-year, and 30-year bonds. For the fiscal three and nine months ended September 29, 2024 and October 1, 2023, the amounts reclassified from Other comprehensive income (loss) to the Condensed Consolidated Statements of Operations were not significant.

Fair Value Hedges

Forward Foreign Exchange Contracts

Beginning in the fiscal three months ended March 31, 2024, the Company entered into forward foreign exchange contracts to hedge against the risk of changes in the fair value of foreign-denominated intercompany debt attributable to foreign exchange rate fluctuations. These contracts are designated as fair value hedging relationships at the date of contract inception in accordance with the appropriate accounting guidance. At inception, all designated fair value hedging relationships are expected to be highly effective. The contracts are accounted for using the spot method with changes in the fair value of the contract attributable to the changes in spot rates recorded within Other (income) expense, net in the Condensed Consolidated Statements of Operations. The Company has elected to exclude the changes in the fair value attributable to the difference between the spot price and the forward price, as well as any cross currency basis spread, from the assessment of hedge effectiveness (the “Excluded Components”). The Excluded Components are excluded from the assessment of the hedge effectiveness. The value of the Excluded Components was not significant to the Condensed Consolidated Financial Statements in the current period. The changes in fair value attributable to the Excluded Components are recorded in Accumulated other comprehensive loss and are recognized in Other (income) expense, net in the Condensed Consolidated Statements of Operations on a systematic and rational basis over the life of the hedging instrument.

Net Investment Hedges

Forward Foreign Exchange Contracts

The Company designated certain forward foreign exchange contracts as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates.
During the fiscal three and nine months ended October 1, 2023, the Company designated forward foreign exchange contracts as a net investment hedge to sell foreign currency (denominated in the local currency of the affiliate) at specified forward rates. These contracts were accounted for using the spot method with changes in the fair value of the contracts attributable to changes in spot rates recorded within Cumulative Translation Adjustments (“CTA”) as a component of Other comprehensive income (loss). The Company has elected to exclude the changes in the fair value attributable to time value (the “Excluded Net Investment Hedge Components on Forward Foreign Exchange Contracts”) from the assessment of the hedge effectiveness. The changes in fair value attributable to the Excluded Net Investment Hedge Components on Forward Foreign Exchange Contracts were initially recorded within CTA as a component of Other comprehensive income (loss) and were recognized into Other (income) expense, net in the Condensed Consolidated Statements of Operations ratably over the life of the contract. The forward foreign exchange contracts designated as a net investment hedge were settled during the fiscal three months ended October 1, 2023.

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

The following table is a summary of the gains and losses recognized within Other comprehensive income (loss) related to the cross currency swap contracts designated as net investment hedges:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
(Loss) gain recognized in CTA within Other comprehensive income (loss)	$(76)	$—	$4	$—

Other than amounts excluded from effectiveness testing, the Company did not reclassify any gains or losses from CTA within Other comprehensive income (loss) to earnings during the fiscal three and nine months ended September 29, 2024 and October 1, 2023 related to the cross currency swap contracts.

Undesignated Hedging Instruments

Undesignated Forward Foreign Exchange Contracts

Since 2022, the Company has entered into forward foreign exchange contracts to offset the foreign currency exposure related to the settlement of payables and receivables of the Company. These contracts are not designated as cash flow hedging relationships, and the net allocated gains and losses related to these contracts were recognized within Other (income) expense, net in the Condensed Consolidated Statements of Operations. As of September 29, 2024 and December 31, 2023, respectively, the Company held forward foreign exchange contracts that were not designated in cash flow hedging relationships with a fair value of $2 million and $4 million, respectively.

The following table is a summary of the gains and losses recognized within Other (income) expense, net related to the undesignated forward foreign exchange contracts for the fiscal three and nine months ended September 29, 2024 and October 1, 2023:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Gain (loss) recognized in Other (income) expense, net	$2	$(3)	$(4)	$1

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

Investments in Equity Securities

The Company measures equity investments without readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As of September 29, 2024 and December 31, 2023, such investments totaled $41 million and $71 million, respectively, and were included in Other assets on the Condensed Consolidated Balance Sheets.

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

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. As of September 29, 2024, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accordingly accrued for those contingent liabilities and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments. Accrued liabilities related to litigation matters are included in Accrued liabilities and Other liabilities on the Condensed Consolidated Balance Sheets. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; significant facts are in dispute; procedural or jurisdictional issues exist; the number of potential claims is certain or predictable; comprehensive multi-party settlements are achievable; there are complex related cross-claims and counterclaims; and/or there are numerous parties involved.

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

Claims for personal injury have been made against the Company’s subsidiary Johnson & Johnson Consumer Inc. (“JJCI”), along with other third-party sellers of acetaminophen-containing products, in federal court alleging that in utero exposure to acetaminophen (the active ingredient in Tylenol®, an over-the-counter (“OTC”) pain medication) is associated with the development of autism spectrum disorder and/or attention-deficit/hyperactivity disorder in children. In October 2022, lawsuits filed in federal courts in the United States were organized as a multi-district litigation in the U.S. District Court for the Southern District of New York. In February 2024, the court entered final judgment in favor of JJCI and the other sellers of acetaminophen-containing products and dismissed the majority of cases then pending in the multi-district litigation. A Notice of Appeal was filed for those cases in March 2024. In August 2024, all remaining cases then pending in the multi-district litigation were dismissed. As of September 2024, all cases were on appeal. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. In addition, lawsuits have been filed in state court against JJCI, the Company and J&J, and lawsuits have been filed in Canada against the Company’s subsidiary Johnson & Johnson Inc. (Canadian affiliate) (“JJI”) and J&J. At this stage in these proceedings, the Company is unable to reasonably estimate either the likelihood or the magnitude of its potential liability arising out of these claims and lawsuits.

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

Beginning in May 2021, multiple putative class actions were filed in state and federal courts (California, Florida, New York, and New Jersey) against various J&J entities alleging violations of state consumer fraud statutes based on nondisclosure of alleged benzene contamination of certain Neutrogena® and Aveeno® sunscreen products and the affirmative promotion of those products as “safe”; and, in at least one case, alleging strict liability manufacturing defect, and failure to warn claims, asserting that the named plaintiffs suffered unspecified injuries as a result of alleged exposure to benzene. The Judicial Panel on Multi-District Litigation consolidated all pending actions, except one case pending in New Jersey state court, in the U.S. District Court for the Southern District of Florida, Fort Lauderdale Division. In October 2021, an affiliate of the Company reached an agreement in principle for the settlement of a nationwide class, encompassing the claims of the consolidated actions, subject to approval by the Florida federal Court. In December 2021, plaintiffs in the consolidated actions filed a motion for preliminary approval of a nationwide class settlement. In February 2023, an order granting final approval of the settlement, certifying the settlement class and awarding attorney’s fees, was entered. A Notice of Appeal was filed in April 2023. In June 2024, the U.S. Court of Appeals for the Eleventh Circuit reversed the final approval order due to an intervening change in law and directed the lower court to reconsider the issues in light of recent appellate precedent.

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

Segment profit is based on Operating income, excluding depreciation, amortization of intangible assets, Separation-related costs, restructuring and operating model optimization initiatives, impairment charges, the impact of the conversion of stock-based awards, issuance of Founder Shares (as defined below), Other operating expense (income), net, and unallocated general corporate administrative expenses (referred to herein as “Segment adjusted operating income”), as management excludes these items in assessing segment financial performance. General corporate/unallocated expenses, which include expenses related to treasury, legal operations, and certain other expenses, along with gains and losses related to the overall management of the

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
Baby Care
Other Essential Health (Women’s Health, Wound Care, and Other)

The Company’s product categories as a percentage of Net sales for the fiscal three and nine months ended September 29, 2024 and October 1, 2023 were as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
Product Categories	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Cough, Cold, and Allergy	13%	13%	14%	14%
Pain Care	14	14	13	13
Other Self Care	15	14	15	15
Face and Body Care	20	21	19	20
Hair, Sun, and Other	7	8	9	9
Oral Care	11	10	10	10
Baby Care	9	9	9	9
Other Essential Health	11	11	11	10
Total	100%	100%	100%	100%

Segment Net Sales and Segment Adjusted Operating Income

Segment net sales and Segment adjusted operating income for the fiscal three and nine months ended September 29, 2024 and October 1, 2023 were as follows:

	Segment Net Sales
	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Self Care	$1,625	$1,613	$4,958	$4,914
Skin Health and Beauty	1,072	1,119	3,229	3,377
Essential Health	1,202	1,183	3,606	3,487
Total net sales	$3,899	$3,915	$11,793	$11,778

	Segment Adjusted Operating Income
	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Self Care	$557	$604	$1,692	$1,762
Skin Health and Beauty	191	180	502	530
Essential Health	291	275	914	736
Segment adjusted operating income(1)(2)	$1,039	$1,059	$3,108	$3,028
Reconciliation to Income before taxes
Less:
Depreciation(3)	94	72	238	211
Amortization of intangible assets	66	81	212	242
Separation-related costs	85	133	231	333
Restructuring and operating model optimization initiatives	38	3	146	3
Impairment charges	—	—	578	—
Conversion of stock-based awards(4)	6	(25)	34	(25)
Founder Shares(5)	7	—	24	—
Other operating expense (income), net	7	9	29	(7)
General corporate/unallocated expenses	82	76	258	219
Operating income	$654	$710	$1,358	$2,052
Other (income) expense, net	(19)	25	6	65
Interest expense, net	96	100	283	154
Income before taxes	$577	$585	$1,069	$1,833
(1) Effective in the fiscal three months ended September 29, 2024, the Company adjusted the allocation for certain brand marketing expenses within Selling, general, and administrative expenses to align with segment financial results as measured by the Company, including the CODM. Accordingly, the Company has updated its segment disclosures to reflect the updated presentation in all prior periods. Total Adjusted operating income did not change as a result of this update.
(2) Effective in the fiscal three months ended June 30, 2024, the Company adjusted the allocation for certain Research and development costs within Selling, general, and administrative expenses to align with segment financial results as measured by the Company, including the CODM. Accordingly, the Company has updated its segment disclosures to reflect the updated presentation in all prior periods. Total Adjusted operating income did not change as a result of this update.
(3) Depreciation includes the amortization of integration and development costs capitalized in connection with cloud computing arrangements.
(4) Segment adjusted operating income excludes the impact of the conversion of stock-based awards that occurred on August 23, 2023. The adjustment represents the net impact of the gain on reversal of previously recognized stock-based compensation expense, offset by stock-based compensation expense recognized in the fiscal three and nine months ended September 29, 2024 relating to employee services provided prior to the Separation.
(5) On August 25, 2023, the Company’s Compensation & Human Capital Committee approved equity grants to individuals employed by Kenvue as of October 2, 2023 (the “Founder Shares”). On October 2, 2023, the Founder Shares were granted to all Kenvue employees in the form of stock options and PSUs to executive officers and either stock options and PSUs or RSUs to non-executive individuals.

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

The 2024 Multi-Year Restructuring Initiative is expected to result in pre-tax restructuring expenses and other charges totaling approximately $550 million, consisting of IT and project-related costs (approximately 50%), employee-related costs (approximately 40%), and other implementation costs (approximately 10%). These charges are expected to be funded primarily through cash flows generated from operations. The Company planned to incur approximately $275 million in pre-tax restructuring expenses and other charges in each of fiscal year 2024 and fiscal year 2025. The Company currently anticipates lower than expected spend in fiscal year 2024 due to the shift in timing of certain IT and project-related costs to fiscal year 2025 and lower than expected employee-related costs relating to severance spend due to employee redeployment and voluntary exits.

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

The following table summarizes the classification of pre-tax restructuring expenses and other charges incurred related to the 2024 Multi-Year Restructuring Initiative during the fiscal three and nine months ended September 29, 2024:

	Fiscal Three Months Ended	Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2024	September 29, 2024
Restructuring expenses	$31	$120
Cost of sales	4	19
Selling, general, and administrative expenses	3	7
Total pre-tax restructuring expenses and other charges	$38	$146

The following table summarizes the pre-tax restructuring expenses and other charges incurred by cost type related to the 2024 Multi-Year Restructuring Initiative during the fiscal three and nine months ended September 29, 2024 and inception to date through September 29, 2024:

	Fiscal Three Months Ended	Fiscal Nine Months Ended	Inception To Date Through September 29, 2024
(Dollars in Millions)	September 29, 2024	September 29, 2024
Employee-related costs(1)	$17	$81	$81
IT and project-related costs(2)	18	49	49
Other implementation costs(3)	3	16	16
Total pre-tax restructuring expenses and other charges	$38	$146	$146
(1) Employee-related costs primarily include severance and other termination benefits.
(2) IT and project-related costs primarily include advisory costs to operationalize the initiative.
(3) Other implementation costs primarily include costs to terminate contracts, impairments of assets, and other associated costs to exit.

The following table summarizes the activity related to accrued restructuring expenses and other charges for the 2024 Multi-Year Restructuring Initiative during the fiscal nine months ended September 29, 2024:

	Accrued Restructuring Expenses and Other Charges
(Dollars in Millions)	Employee-related Costs(1)	IT and Project-Related Costs(2)	Other Implementation Costs(3)	Total Costs
Accrued restructuring expenses and other charges as of December 31, 2023	$—	$—	$—	$—
Charges to earnings	81	49	16	146
Cash payments	(45)	(19)	(6)	(70)
Non-cash charges	—	—	(6)	(6)
Accrued restructuring expenses and other charges as of September 29, 2024	$36	$30	$4	$70
(1) Employee-related costs primarily include severance and other termination benefits.
(2) IT and project-related costs primarily include advisory costs to operationalize the initiative.
(3) Other implementation costs primarily include costs to terminate contracts, impairments of assets, and other associated costs to exit.

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

This discussion should be read in conjunction with our accompanying Condensed Consolidated Financial Statements as of September 29, 2024 and for the fiscal three and nine months ended September 29, 2024 and October 1, 2023, which have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial statements, and our audited consolidated financial statements for the fiscal twelve months ended December 31, 2023, which are included in the Annual Report. In our opinion, the Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations, and cash flows for the periods indicated. All currency amounts are expressed in U.S. dollars unless otherwise noted.

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

We are incurring certain non-recurring separation-related costs in connection with our establishment as a standalone public company (the “Separation-related costs”). We expect the Separation-related costs will continue through the first half of fiscal year 2025. For additional information about the Separation, see Note 1, “Description of the Company and Summary of Significant Accounting Policies,” and Note 9, “Relationship with J&J,” to the Condensed Consolidated Financial Statements included herein.

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

Our Brands and Product Portfolio

We have a world-class, global portfolio of iconic and modern brands, and for over 135 years, we have been making and investing in consumer products that are trusted by generations of consumers. Our business is balanced and resilient with leading brands across categories and geographic markets. Our brands are widely recognized and represent a combination of global powerhouses and regional brands, many of which hold leading positions in their respective categories. Our brands are built for moments that uniquely matter; these moments of care create an emotional connection to our products that creates deep bonds between consumers and our brands.

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

Increased Competition

Our products are sold in a highly competitive global marketplace, which, in recent years, has experienced increased retail trade concentration, the emergence of retail buying alliances, the rapid growth of e-commerce, and the integration of traditional and digital operations at key retail trade customers. One of our customers accounted for approximately 12% of our total Net sales for both the fiscal three and nine months ended September 29, 2024 and approximately 12% and 13% of our total Net sales for the fiscal three and nine months ended October 1, 2023, respectively. Our top 10 customers represented approximately 38% and 41% of our total Net sales for the fiscal three and nine months ended September 29, 2024, respectively, and approximately 40% and 42% of our total Net sales for the fiscal three and nine months ended October 1, 2023, respectively. As a result of these trends, certain large-format retail trade customers have significant bargaining strength and represent a significant portion of our total Net sales.

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

Russia-Ukraine War

Although the long-term implications of the Russia-Ukraine War are difficult to predict at this time, the financial impact of the conflict during the fiscal nine months ended September 29, 2024 and October 1, 2023 was not significant to our results of operations. For both the fiscal three and nine months ended September 29, 2024 and both the fiscal three and nine months ended October 1, 2023, our Ukrainian business represented 0.2% of our Net sales. As of both September 29, 2024 and December 31, 2023, our Ukrainian business represented 0.1% of our assets. For both the fiscal three and nine months ended September 29, 2024 and both the fiscal three and nine months ended October 1, 2023, our Russian business represented 1.0% of our Net sales. As of both September 29, 2024 and December 31, 2023, our Russian business represented 0.7% of our assets.

In the fiscal three months ended April 3, 2022, we announced our decision to suspend supply of all of our products into Russia other than our over-the-counter medicines within our Self Care segment, which we continued to supply as patients rely on many of these products for healthcare purposes. Supply of the suspended products terminated during the fiscal three months ended July 3, 2022. We also suspended all advertising, all clinical trials, and any additional investment in Russia. We will continue to monitor the geopolitical situation in Russia and evaluate our activities and future operations in Russia.

Acquisitions and Divestitures

We did not complete any significant acquisitions or divestitures during the fiscal three and nine months ended September 29, 2024 and October 1, 2023.

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

Results of Operations

Fiscal Three Months Ended September 29, 2024 Compared with Fiscal Three Months Ended October 1, 2023

Our results for the fiscal three months ended September 29, 2024 and October 1, 2023 were as follows:

	Fiscal Three Months Ended		Change In Fiscal Period
	September 29, 2024	October 1, 2023	Change 2023 to 2024
(Dollars in Millions)			Amount	Percent
Net sales	$3,899	$3,915	$(16)	(0.4)%
Cost of sales	1,617	1,665	(48)	(2.9)
Gross profit	2,282	2,250	32	1.4
Selling, general, and administrative expenses	1,590	1,531	59	3.9
Restructuring expenses	31	—	31	*
Other operating expense, net	7	9	(2)	(22.2)
Operating income	654	710	(56)	(7.9)
Other (income) expense, net	(19)	25	(44)	*
Interest expense, net	96	100	(4)	(4.0)
Income before taxes	577	585	(8)	(1.4)
Provision for taxes	194	147	47	32.0
Net income	$383	$438	$(55)	(12.6)%
* Calculation not meaningful.

Net Sales

Net sales were $3.9 billion for both the fiscal three months ended September 29, 2024 and October 1, 2023. For the fiscal three months ended September 29, 2024, Net sales decreased $16 million, or 0.4%, as compared to the fiscal three months ended October 1, 2023. Excluding the impact of unfavorable changes in foreign currency exchange rates of $50 million, or 1.3%, Organic growth was $34 million, or 0.9%. Changes in both Net sales and Organic growth were primarily attributable to value realization (defined as price, including mix) of 2.5%, partially offset by volume-related decreases of 1.6%. The increase in year-over-year value realization was primarily due to carryover price increases from the prior fiscal year as well as new pricing actions, while the volume-related decrease was primarily due to results in Skin Health and Beauty and Self Care, partially offset by growth in Essential Health. Net sales and Organic growth were primarily driven by growth in Essential Health across all product categories, led by Oral Care, and growth in Self Care primarily driven by Smoking Cessation and Cough and Cold. This was partially offset by sales declines in Skin Health and Beauty due to competitive pressures and slower than anticipated recovery from prior fiscal year execution challenges. For additional information about the Net sales of our three reportable business segments, see “—Segment Results” below.

Cost of Sales

Cost of sales were $1.6 billion and $1.7 billion for the fiscal three months ended September 29, 2024 and October 1, 2023, respectively, a decrease of $48 million, or 2.9%. Gross profit margin expanded 100 basis points to 58.5% for the fiscal three months ended September 29, 2024 as compared to 57.5% for the fiscal three months ended October 1, 2023. Changes in both Cost of sales and gross profit margin were primarily due to gains attributable to the realization of benefits associated with our supply chain optimization initiatives, and gross profit margin was also impacted by value realization.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $1.6 billion and $1.5 billion for the fiscal three months ended September 29, 2024 and October 1, 2023, respectively, an increase of $59 million, or 3.9%. Selling, general, and administrative expenses as a percentage of Net sales increased 170 basis points to 40.8% for the fiscal three months ended September 29, 2024 as compared to 39.1% for the fiscal three months ended October 1, 2023, primarily attributable to higher brand marketing expenses, driven by increased investment to support sales across segments and geographies. These cost increases were partially offset by initial savings from the 2024 Multi-Year Restructuring Initiative and a $59 million decrease in Separation-related costs.

Restructuring Expenses

Restructuring expenses were $31 million for the fiscal three months ended September 29, 2024, driven by costs incurred under the 2024 Multi-Year Restructuring Initiative related to global workforce reductions, changes in management structure, and the transition to centralized shared-service functions in lower-cost locations, as we take steps intended to enhance organizational efficiencies and better position Kenvue for future growth. See Note 16, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for additional information.

Other Operating Expense, Net

Other operating expense, net was $7 million and $9 million for the fiscal three months ended September 29, 2024 and October 1, 2023, respectively, a decrease of $2 million. See Note 10, “Other Operating Expense (Income), Net and Other (Income) Expense, Net,” to the Condensed Consolidated Financial Statements included herein for additional information.

Other (Income) Expense, Net

Other (income) expense, net was $(19) million and $25 million for the fiscal three months ended September 29, 2024 and October 1, 2023, respectively, a change of $44 million. The decrease in expense was primarily driven by a $22 million decrease in currency losses on transactions and a $21 million gain recognized on the release of tax indemnification reserves that were no longer considered to be probable. See Note 10, “Other Operating Expense (Income), Net and Other (Income) Expense, Net,” to the Condensed Consolidated Financial Statements included herein for additional information.

Interest Expense, Net

Interest expense, net was $96 million and $100 million for the fiscal three months ended September 29, 2024 and October 1, 2023 respectively, a decrease of $4 million. Interest expense in both fiscal periods was primarily comprised of interest expense recognized on the Senior Notes and notes issued under the Commercial Paper Program (as defined in Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein; see Note 4 for additional information).

Provision For Taxes

Provision for taxes was $194 million and $147 million for the fiscal three months ended September 29, 2024 and October 1, 2023, respectively, an increase of $47 million. The increase in provision for taxes was primarily due to changes to the jurisdictional mix of income and shortfall on stock-based compensation recorded during the fiscal three months ended September 29, 2024, as well as fewer releases of tax reserves due to the expiration of certain statutes of limitations and reduced tax benefits derived from the Separation as compared to the fiscal three months ended October 1, 2023. In addition, the worldwide effective income tax rates for the fiscal three months ended September 29, 2024 and October 1, 2023 were 33.6% and 25.1%, respectively. See Note 11, “Income Taxes,” to the Condensed Consolidated Financial Statements included herein for additional information.

Segment Results

Segment profit is based on Operating income, excluding depreciation, amortization of intangible assets, Separation-related costs, restructuring and operating model optimization initiatives, impairment charges, the impact of the conversion of stock-based awards, issuance of Founder Shares (as defined below), Other operating expense (income), net, and unallocated general corporate administrative expenses (referred to herein as “Segment adjusted operating income”), as management excludes these items in assessing segment financial performance. General corporate/unallocated expenses, which include expenses related to treasury, legal operations, and certain other expenses, along with gains and losses related to the overall management of our Company, are not allocated to the segments. In assessing segment performance and managing operations, management does not review segment assets.

See Note 15, “Segments of Business,” to the Condensed Consolidated Financial Statements included herein for additional information.

Fiscal Three Months Ended September 29, 2024 Compared with Fiscal Three Months Ended October 1, 2023

The following table presents Segment net sales and Segment adjusted operating income and the period-over-period changes in Segment net sales and Segment adjusted operating income for the fiscal three months ended September 29, 2024 and October 1, 2023. See Note 15, “Segments of Business,” to the Condensed Consolidated Financial Statements included herein for further details regarding Segment net sales and Segment adjusted operating income.

	Fiscal Three Months Ended				Change In Fiscal Period
	September 29, 2024		October 1, 2023		Change 2023 to 2024
(Dollars in Millions)	Amount	Percent	Amount	Percent	Amount	Percent
Segment Net Sales
Self Care	$1,625	41.7%	$1,613	41.2%	$12	0.7%
Skin Health and Beauty	1,072	27.5	1,119	28.6	(47)	(4.2)
Essential Health	1,202	30.8	1,183	30.2	19	1.6
Segment net sales	$3,899	100.0%	$3,915	100.0%	$(16)	(0.4)%

Self Care	$557		$604		$(47)	(7.8)%
Skin Health and Beauty	191		180		11	6.1
Essential Health	291		275		16	5.8
Segment adjusted operating income(1)(2)	$1,039		$1,059		$(20)	(1.9)%
Reconciliation to Income before taxes:
Less:
Depreciation(3)	94		72
Amortization of intangible assets	66		81
Separation-related costs	85		133
Restructuring and operating model optimization initiatives	38		3
Conversion of stock-based awards(4)	6		(25)
Founder Shares(5)	7		—
Other operating expense, net	7		9
General corporate/unallocated expenses	82		76
Operating income	$654		$710
Other (income) expense, net	(19)		25
Interest expense, net	96		100
Income before taxes	$577		$585
(1) Effective in the fiscal three months ended September 29, 2024, we adjusted the allocation for certain brand marketing expenses within Selling, general, and administrative expenses to align with segment financial results as measured by the Company, including the chief operating decision maker (the “CODM”). Accordingly, we have updated the segment disclosures to reflect the updated presentation in all prior periods. Total Adjusted operating income did not change as a result of this update.
(2) Effective in the fiscal three months ended June 30, 2024, we adjusted the allocation for certain Research and development costs within Selling, general, and administrative expenses to align with segment financial results as measured by the Company, including the CODM. Accordingly, we have updated the segment disclosures to reflect the updated presentation in all prior periods. Total Adjusted operating income did not change as a result of this update.
(3) Depreciation includes the amortization of integration and development costs capitalized in connection with cloud computing arrangements.
(4) Segment adjusted operating income excludes the impact of the conversion of stock-based awards that occurred on August 23, 2023. The adjustment represents the net impact of the gain on reversal of previously recognized stock-based compensation expense, offset by stock-based compensation expense recognized in the fiscal three months ended September 29, 2024 relating to employee services provided prior to the Separation.
(5) On August 25, 2023, our Compensation & Human Capital Committee approved equity grants to individuals employed by Kenvue as of October 2, 2023 (the “Founder Shares”). On October 2, 2023, the Founder Shares were granted to all Kenvue employees in the form of stock options and PSUs to executive officers and either stock options and PSUs or RSUs to non-executive individuals.

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

The following tables present a reconciliation of the change in U.S. GAAP Net sales to Organic growth for the fiscal three months ended September 29, 2024 as compared to the fiscal three months ended October 1, 2023:

	Fiscal Three Months Ended September 29, 2024 vs October 1, 2023(1)
	Reported Net sales change		Impact of foreign currency	Organic growth
(Dollars in Millions)	Amount	Percent	Amount	Amount	Percent
Self Care	$12	0.7%	$1	$11	0.7%
Skin Health and Beauty	(47)	(4.2)	(17)	(30)	(2.7)
Essential Health	19	1.6	(34)	53	4.5
Total	$(16)	(0.4)%	$(50)	$34	0.9%

	Fiscal Three Months Ended September 29, 2024 vs October 1, 2023(1)
	Reported Net sales change	Impact of foreign currency	Organic growth
			Price/Mix(2)	Volume
Self Care	0.7%	—%	1.8%	(1.1)%
Skin Health and Beauty	(4.2)	(1.5)	2.0	(4.7)
Essential Health	1.6	(2.9)	3.7	0.8
Total	(0.4)%	(1.3)%	2.5%	(1.6)%
(1) Acquisitions and divestitures did not materially impact Net sales for the fiscal three months ended September 29, 2024 or October 1, 2023.
(2) Also referred to as value realization.

Self Care Segment

Self Care Segment Net Sales

The Self Care Segment Net sales were $1.6 billion for both the fiscal three months ended September 29, 2024 and October 1, 2023. For the fiscal three months ended September 29, 2024, Net sales increased $12 million, or 0.7%, as compared to the fiscal three months ended October 1, 2023. Excluding the impact of favorable changes in foreign currency exchange rates of $1 million, Organic growth was $11 million, or 0.7%. Changes in both Net sales and Organic growth were primarily driven by value realization of 1.8%, partially offset by volume-related decreases of 1.1%. The increase was primarily driven by performance in Smoking Cessation and Cough and Cold attributable to effective promotional strategies. The increase was partially offset by declines in antifungal products in Asia Pacific due to trade inventory fluctuations.

Self Care Segment Adjusted Operating Income

The Self Care Segment adjusted operating income decreased by $47 million, or 7.8%, to $557 million for the fiscal three months ended September 29, 2024 as compared to the fiscal three months ended October 1, 2023. The decrease was primarily driven by increased investment in our brands and volume-related decreases, partially offset by value realization and the realization of benefits associated with our supply chain optimization initiatives.

Skin Health and Beauty Segment

Skin Health and Beauty Segment Net Sales

The Skin Health and Beauty Segment Net sales were $1.1 billion for both the fiscal three months ended September 29, 2024 and October 1, 2023. For the fiscal three months ended September 29, 2024, Net sales decreased $47 million, or 4.2%, as compared to the fiscal three months ended October 1, 2023. Excluding the impact of unfavorable changes in foreign currency exchange rates of $17 million, or 1.5%, Organic growth decreased $30 million, or 2.7%. Changes in both Net sales and Organic growth were primarily driven by volume-related decreases of 4.7%, partially offset by value realization of 2.0%. The decrease was driven by underperformance in the United States attributable to competitive pressures and slower than expected recovery from prior fiscal year execution challenges. The decrease was partially offset by growth outside of the United States.

Skin Health and Beauty Segment Adjusted Operating Income

The Skin Health and Beauty Segment adjusted operating income increased by $11 million, or 6.1%, to $191 million for the fiscal three months ended September 29, 2024 as compared to the fiscal three months ended October 1, 2023. The increase was primarily driven by value realization and the realization of benefits associated with our supply chain optimization initiatives, partially offset by volume-related decreases.

Essential Health Segment

Essential Health Segment Net Sales

The Essential Health Segment Net sales were $1.2 billion for both the fiscal three months ended September 29, 2024 and October 1, 2023. For the fiscal three months ended September 29, 2024, Net sales increased $19 million, or 1.6%, as compared to the fiscal three months ended October 1, 2023. Excluding the impact of unfavorable changes in foreign currency exchange rates of $34 million, or 2.9%, Organic growth was $53 million, or 4.5%. Changes in both Net sales and Organic growth were primarily driven by value realization of 3.7% and volume-related increases of 0.8%. Momentum in Essential Health continued across all product categories and was led by strong performance in Oral Care attributable to product innovation and effective promotional strategies.

Essential Health Segment Adjusted Operating Income

The Essential Health Segment adjusted operating income increased by $16 million, or 5.8%, to $291 million for the fiscal three months ended September 29, 2024 as compared to the fiscal three months ended October 1, 2023. The increase was primarily driven by value realization, volume-related increases, and the realization of benefits associated with our supply chain optimization initiatives, partially offset by increased investment in our brands.

Results of Operations

Fiscal Nine Months Ended September 29, 2024 Compared with Fiscal Nine Months Ended October 1, 2023

Our results for the fiscal nine months ended September 29, 2024 and October 1, 2023 were as follows:

	Fiscal Nine Months Ended		Change In Fiscal Period
	September 29, 2024	October 1, 2023	Change 2023 to 2024
(Dollars in Millions)			Amount	Percent
Net sales	$11,793	$11,778	$15	0.1%
Cost of sales	4,904	5,178	(274)	(5.3)
Gross profit	6,889	6,600	289	4.4
Selling, general, and administrative expenses	4,804	4,555	249	5.5
Restructuring expenses	120	—	120	*
Impairment charges	578	—	578	*
Other operating expense (income), net	29	(7)	36	*
Operating income	1,358	2,052	(694)	(33.8)
Other expense, net	6	65	(59)	(90.8)
Interest expense, net	283	154	129	83.8
Income before taxes	1,069	1,833	(764)	(41.7)
Provision for taxes	332	496	(164)	(33.1)
Net income	$737	$1,337	$(600)	(44.9)%
* Calculation not meaningful.

Net Sales

Net sales were $11.8 billion for both the fiscal nine months ended September 29, 2024 and October 1, 2023. For the fiscal nine months ended September 29, 2024, Net sales increased $15 million, or 0.1%, as compared to the fiscal nine months ended October 1, 2023. Excluding the impact of unfavorable changes in foreign currency exchange rates of $153 million, or 1.3%, Organic growth was $168 million, or 1.4%. Changes in both Net sales and Organic growth were primarily attributable to value realization of 3.1%, partially offset by volume-related decreases of 1.7%. The increase in year-over-year value realization was primarily due to carryover price increases from the prior fiscal year as well as new pricing actions, while the volume-related decrease was primarily due to results in Skin Health and Beauty and Self Care, partially offset by growth in Essential Health. Net sales and Organic growth were primarily driven by growth in Essential Health across all product categories, led by Oral Care. This was partially offset by sales declines in Skin Health and Beauty due to volume-related decreases in the United States attributable to the carryover effects from prior fiscal year execution challenges and current fiscal year competitive pressures. For additional information about the Net sales of our three reportable business segments, see “—Segment Results” below.

Cost of Sales

Cost of sales were $4.9 billion and $5.2 billion for the fiscal nine months ended September 29, 2024 and October 1, 2023, respectively, a decrease of $274 million, or 5.3%. Gross profit margin expanded 240 basis points to 58.4% for the fiscal nine months ended September 29, 2024 as compared to 56.0% for the fiscal nine months ended October 1, 2023. Changes in both Cost of sales and gross profit margin were primarily due to gains attributable to the realization of benefits associated with our supply chain optimization initiatives, and gross profit margin was also impacted by value realization.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $4.8 billion and $4.6 billion for the fiscal nine months ended September 29, 2024 and October 1, 2023, respectively, an increase of $249 million, or 5.5%. Selling, general, and administrative expenses as a percentage of Net sales increased 200 basis points to 40.7% for the fiscal nine months ended September 29, 2024, as compared to 38.7% for the fiscal nine months ended October 1, 2023, primarily attributable to higher brand marketing expenses, driven by increased investment to support sales across segments and geographies, and an additional quarter of incremental ongoing public company costs not incurred last year. These cost increases were partially offset by initial savings from the 2024 Multi-Year Restructuring Initiative and a $134 million decrease in Separation-related costs.

Restructuring Expenses

Restructuring expenses were $120 million for the fiscal nine months ended September 29, 2024, driven by costs incurred under the 2024 Multi-Year Restructuring Initiative related to global workforce reductions, changes in management structure, and the transition to centralized shared-service functions in lower-cost locations, as we take steps intended to enhance organizational efficiencies and better position Kenvue for future growth. See Note 16, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for additional information.

Impairment Charges

Impairment charges were $578 million for the fiscal nine months ended September 29, 2024, which primarily included a non-cash charge of $488 million ($337 million after-tax) to adjust the carrying value of intangible assets and property, plant, and equipment related to the Dr.Ci:Labo® skin health business. The impairment was due primarily to revisions to internal forecasts for the business as a result of updates in our strategy to reach more consumers and appropriately address evolving market dynamics, including shifts in consumer sentiment in China as well as changing shopping patterns in the region. The increase also included the impact of a $68 million non-cash impairment charge related to our interim corporate headquarters in Skillman, New Jersey, which was classified as held for sale on February 21, 2024. Additionally, we recognized a non-cash impairment charge of $22 million related to certain software development assets. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Impairment Charges,” to the Condensed Consolidated Financial Statements included herein for additional information. There were no impairment charges recognized in the fiscal three months ended September 29, 2024.

Other Operating Expense (Income), Net

Other operating expense (income), net was $29 million and $(7) million for the fiscal nine months ended September 29, 2024 and October 1, 2023, respectively, a change of $36 million. The increase in expense was driven by the prior period reversal of a $45 million contingent liability that was no longer considered to be probable, the accounting impact of net economic benefit arrangements with J&J in connection with the Deferred Local Businesses (see Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included herein for additional information), and a $9 million gain recognized on the sale of a manufacturing facility in Lancaster, Pennsylvania in the fiscal nine months ended October 1, 2023, partially offset by lower litigation expense. See Note 10, “Other Operating Expense (Income), Net and Other (Income) Expense, Net,” to the Condensed Consolidated Financial Statements included herein for additional information.

Other Expense, Net

Other expense, net was $6 million and $65 million for the fiscal nine months ended September 29, 2024 and October 1, 2023, respectively, a decrease of $59 million. The decrease in expense was primarily driven by a $54 million decrease in currency losses on transactions and a $21 million gain recognized on the release of tax indemnification reserves that were no longer considered to be probable, partially offset by a $24 million increase in losses on investments. See Note 10, “Other Operating Expense (Income), Net and Other (Income) Expense, Net,” to the Condensed Consolidated Financial Statements included herein for additional information.

Interest Expense, Net

Interest expense, net was $283 million and $154 million for the fiscal nine months ended September 29, 2024 and October 1, 2023, respectively, an increase of $129 million. The increase in expense was driven by interest expense recognized on the Senior Notes and notes issued under the Commercial Paper Program, along with $33 million of interest income recognized in the fiscal three months ended July 2, 2023 in relation to the Facility Agreement (as defined in Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein) as well as interest income earned in the fiscal three months ended July 2, 2023 on debt proceeds in escrow. See Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein for additional information.

Provision For Taxes

Provision for taxes was $332 million and $496 million for the fiscal nine months ended September 29, 2024 and October 1, 2023, respectively, a decrease of $164 million. The decrease in provision for taxes was primarily due to lower year-to-date income in comparison to the prior fiscal period as a result of the Dr.Ci:Labo® skin health business impairment and the recording of a valuation allowance against a deferred tax asset related to future foreign tax benefits in the fiscal nine months ended October 1, 2023. The decrease is offset by fewer releases of tax reserves due to the expiration of certain statutes of limitations and reduced tax benefits derived from the Separation as compared to the fiscal nine months ended October 1, 2023 and shortfall on stock-based compensation recorded during the fiscal nine months ended September 29, 2024. In addition, the worldwide effective income tax rates for the fiscal nine months ended September 29, 2024 and October 1, 2023 were 31.1% and 27.1%, respectively. See Note 11, “Income Taxes,” to the Condensed Consolidated Financial Statements included herein for additional information.

Segment Results

Fiscal Nine Months Ended September 29, 2024 Compared with Fiscal Nine Months Ended October 1, 2023

The following table presents Segment net sales and Segment adjusted operating income and the period-over-period changes in Segment net sales and Segment adjusted operating income for the fiscal nine months ended September 29, 2024 and October 1, 2023. See Note 15, “Segments of Business,” to the Condensed Consolidated Financial Statements included herein for further details regarding Segment net sales and Segment adjusted operating income.

	Fiscal Nine Months Ended				Change In Fiscal Period
	September 29, 2024		October 1, 2023		Change 2023 to 2024
(Dollars in Millions)	Amount	Percent	Amount	Percent	Amount	Percent
Segment Net Sales
Self Care	$4,958	42.0%	$4,914	41.7%	$44	0.9%
Skin Health and Beauty	3,229	27.4	3,377	28.7	(148)	(4.4)
Essential Health	3,606	30.6	3,487	29.6	119	3.4
Segment net sales	$11,793	100.0%	$11,778	100.0%	$15	0.1%

Self Care	$1,692		$1,762		$(70)	(4.0)%
Skin Health and Beauty	502		530		(28)	(5.3)
Essential Health	914		736		178	24.2
Segment adjusted operating income(1)(2)	$3,108		$3,028		$80	2.6%
Reconciliation to Income before taxes:
Less:
Depreciation(3)	238		211
Amortization of intangible assets	212		242
Separation-related costs	231		333
Restructuring and operating model optimization initiatives	146		3
Impairment charges	578		—
Conversion of stock-based awards(4)	34		(25)
Founder Shares(5)	24		—
Other operating expense (income), net	29		(7)
General corporate/unallocated expenses	258		219
Operating income	$1,358		$2,052
Other expense, net	6		65
Interest expense, net	283		154
Income before taxes	$1,069		$1,833
(1) Effective in the fiscal three months ended September 29, 2024, we adjusted the allocation for certain brand marketing expenses within Selling, general, and administrative expenses to align with segment financial results as measured by the Company, including the CODM. Accordingly, we have updated the segment disclosures to reflect the updated presentation in all prior periods. Total Adjusted operating income did not change as a result of this update.
(2) Effective in the fiscal three months ended June 30, 2024, we adjusted the allocation for certain Research and development costs within Selling, general, and administrative expenses to align with segment financial results as measured by the Company, including the CODM. Accordingly, we have updated the segment disclosures to reflect the updated presentation in all prior periods. Total Adjusted operating income did not change as a result of this update.
(3) Depreciation includes the amortization of integration and development costs capitalized in connection with cloud computing arrangements.
(4) Segment adjusted operating income excludes the impact of the conversion of stock-based awards that occurred on August 23, 2023. The adjustment represents the net impact of the gain on reversal of previously recognized stock-based compensation expense, offset by stock-based compensation expense recognized in the fiscal nine months ended September 29, 2024 relating to employee services provided prior to the Separation.
(5) On August 25, 2023, our Compensation & Human Capital Committee approved the Founder Shares. On October 2, 2023, the Founder Shares were granted to all Kenvue employees in the form of stock options and PSUs to executive officers and either stock options and PSUs or RSUs to non-executive individuals.

Organic Growth

The following tables present a reconciliation of the change in U.S. GAAP Net sales to Organic growth for the fiscal nine months ended September 29, 2024 as compared to the fiscal nine months ended October 1, 2023:

	Fiscal Nine Months Ended September 29, 2024 vs October 1, 2023(1)
	Reported Net sales change		Impact of foreign currency	Organic growth
(Dollars in Millions)	Amount	Percent	Amount	Amount	Percent
Self Care	$44	0.9%	$(32)	$76	1.5%
Skin Health and Beauty	(148)	(4.4)	(41)	(107)	(3.2)
Essential Health	119	3.4	(80)	199	5.7
Total	$15	0.1%	$(153)	$168	1.4%

	Fiscal Nine Months Ended September 29, 2024 vs October 1, 2023(1)
	Reported Net sales change	Impact of foreign currency	Organic growth
			Price/Mix(2)	Volume
Self Care	0.9%	(0.6)%	2.8%	(1.3)%
Skin Health and Beauty	(4.4)	(1.2)	2.0	(5.2)
Essential Health	3.4	(2.3)	4.8	0.9
Total	0.1%	(1.3)%	3.1%	(1.7)%
(1) Acquisitions and divestitures did not materially impact Net sales for the fiscal nine months ended September 29, 2024 or October 1, 2023.
(2) Also referred to as value realization.

Self Care Segment

Self Care Segment Net Sales

The Self Care Segment Net sales were $5.0 billion and $4.9 billion for the fiscal nine months ended September 29, 2024 and October 1, 2023, respectively, an increase of $44 million, or 0.9%. Excluding the impact of unfavorable changes in foreign currency exchange rates of $32 million, or 0.6%, Organic growth was $76 million, or 1.5%. Changes in both Net sales and Organic growth were primarily driven by value realization of 2.8%, partially offset by volume-related decreases of 1.3%. The increase was primarily driven by our performance in Other Self Care primarily in Smoking Cessation due to effective promotional strategies and product innovation, as well as Allergy Care and Digestive Health. The increase was partially offset by declines in Pain Care resulting from trade inventory fluctuations primarily in the United States.

Self Care Segment Adjusted Operating Income

The Self Care Segment adjusted operating income decreased by $70 million, or 4.0%, to $1,692 million for the fiscal nine months ended September 29, 2024 as compared to the fiscal nine months ended October 1, 2023. The decrease was primarily driven by increased investment in our brands and volume-related decreases, partially offset by value realization and the realization of benefits associated with our supply chain optimization initiatives.

Skin Health and Beauty Segment

Skin Health and Beauty Segment Net Sales

The Skin Health and Beauty Segment Net sales were $3.2 billion and $3.4 billion for the fiscal nine months ended September 29, 2024 and October 1, 2023, respectively, a decrease of $148 million, or 4.4%. Excluding the impact of unfavorable changes in foreign currency exchange rates of $41 million, or 1.2%, Organic growth decreased $107 million, or 3.2%. Changes in both Net sales and Organic growth were primarily driven by volume-related decreases of 5.2%, partially offset by value realization of 2.0%. The decrease was driven by volume-related decreases in the United States attributable to the carryover effects from prior fiscal year execution challenges, as well as current fiscal year competitive pressures, coupled with market softness in
China primarily impacting the first half of the fiscal year. The decrease was partially offset by growth outside of the United States.

Skin Health and Beauty Segment Adjusted Operating Income

The Skin Health and Beauty Segment adjusted operating income decreased by $28 million, or 5.3%, to $502 million for the fiscal nine months ended September 29, 2024 as compared to the fiscal nine months ended October 1, 2023. The decrease was primarily driven by increased investment in our brands and volume-related decreases, partially offset by value realization and the realization of benefits associated with our supply chain optimization initiatives.

Essential Health Segment

Essential Health Segment Net Sales

The Essential Health Segment Net sales were $3.6 billion and $3.5 billion for the fiscal nine months ended September 29, 2024 and October 1, 2023, respectively, an increase of $119 million, or 3.4%. Excluding the impact of unfavorable changes in foreign currency exchange rates of $80 million, or 2.3%, Organic growth was $199 million, or 5.7%. Changes in both Net sales and Organic growth were primarily driven by value realization of 4.8% and volume-related increases of 0.9%. Momentum in Essential Heath continued across all product categories and was led by strong performance in Oral Care, attributable to product innovation and effective promotional strategies, and growth in Women’s Health.

Essential Health Segment Adjusted Operating Income

The Essential Health Segment adjusted operating income increased by $178 million, or 24.2%, to $914 million for the fiscal nine months ended September 29, 2024 as compared to the fiscal nine months ended October 1, 2023. The increase was primarily driven by value realization, volume-related increases, and the realization of benefits associated with our supply chain optimization initiatives, partially offset by increased investment in our brands.

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

Cash Flows

Summarized cash flow information for the fiscal nine months ended September 29, 2024 and October 1, 2023 were as follows:

			Change In Fiscal Period
	Fiscal Nine Months Ended		Change 2023 to 2024
(Dollars in Millions)	September 29, 2024	October 1, 2023	Amount	Percent
Net income	$737	$1,337	$(600)	(44.9)%
Net changes in assets and liabilities	$(833)	$492	$(1,325)	*
Net cash flows from operating activities	$976	$2,218	$(1,242)	(56.0)%
Net cash flows used in investing activities	$(293)	$(223)	$(70)	31.4%
Net cash flows used in financing activities	$(978)	$(2,144)	$1,166	(54.4)%
* Calculation not meaningful.

Operating Activities

Net cash flows from operating activities were $976 million and $2,218 million for the fiscal nine months ended September 29, 2024 and October 1, 2023, respectively, a decrease of $1,242 million. The decrease was primarily attributable to changes in working capital balances driven by a net decrease in Accounts payable and Accrued liabilities due to the timing of payments and an increase in Trade receivables due to the timing of sales and collections.

Investing Activities

Net cash flows used in investing activities were $293 million and $223 million for the fiscal nine months ended September 29, 2024 and October 1, 2023, respectively, an increase of $70 million. Net cash flows used in investing activities were primarily driven by purchases of property, plant, and equipment in both the fiscal nine months ended September 29, 2024 and October 1, 2023, partially offset by proceeds from the sale of assets in the fiscal nine months ended October 1, 2023.

Financing Activities

Net cash flows used in financing activities were $978 million and $2,144 million for the fiscal nine months ended September 29, 2024 and October 1, 2023, respectively, a decrease of $1,166 million. Net cash flows used in financing activities for the fiscal nine months ended September 29, 2024 were primarily driven by $1,159 million of dividends paid and $114 million of payments made to purchase treasury shares, partially offset by $258 million of net proceeds from the issuance of commercial paper under the Commercial Paper Program (as defined below). Net cash flows used in financing activities for the fiscal nine months ended October 1, 2023 were primarily driven by $13.8 billion in distributions to J&J in connection with the Separation, $383 million of dividends paid, and Net transfers to J&J of $274 million, partially offset by approximately $7.7 billion of net proceeds from Senior Notes (as defined below), $4.2 billion of proceeds from the sale of common stock in connection with the Kenvue IPO, and $497 million of net proceeds from the issuance of commercial paper under the Commercial Paper Program. Net transfers to J&J were driven by cash pooling and general financing activities, indirect corporate cost allocations from J&J, and taxes deemed to be settled with J&J. For further details regarding Net transfers to J&J, see Note 9, “Relationship with J&J—Net Transfers to J&J,” to the Condensed Consolidated Financial Statements included herein.

Sources of Liquidity

Our primary sources of liquidity are cash on hand, which consisted of cash and cash equivalents of $1,057 million as of September 29, 2024, cash flows from operations, borrowing capacity under our Revolving Credit Facility (as defined below) of $4.0 billion, and authorized Commercial Paper Program issuance of $4.0 billion. As of September 29, 2024, we had no amounts outstanding under the Revolving Credit Facility and $887 million of outstanding balances under our Commercial Paper Program, net of a related discount of $3 million.

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

Cash and cash equivalents decreased by $325 million during the fiscal nine months ended September 29, 2024 to $1,057 million as of September 29, 2024, as compared to $1,382 million as of December 31, 2023. Cash and cash equivalents held by our foreign subsidiaries was $1,047 million and $1,336 million as of September 29, 2024 and December 31, 2023, respectively.

Restructuring

On May 6, 2024, our Board approved the 2024 Multi-Year Restructuring Initiative to build on our strengths and optimize our cost structure by rebalancing resources to better position us for future growth. The initiative is expected to result in pre-tax restructuring expenses and other charges totaling approximately $550 million. We planned to incur approximately $275 million in pre-tax restructuring expenses and other charges in each of fiscal year 2024 and fiscal year 2025. We currently anticipate lower than expected spend in fiscal year 2024 due to the shift in timing of certain IT and project-related costs to fiscal year 2025 and lower than expected employee-related costs relating to severance spend due to employee redeployment and voluntary exits. Over the life of the initiative, a majority of the pre-tax expenses and other charges are expected to be paid in cash. These charges are expected to be funded primarily through cash flows generated from operations. We expect to reinvest all or a portion of the benefits associated with the 2024 Multi-Year Restructuring Initiative in future growth opportunities, including immediate reinvestment behind advertising, product promotion, and healthcare professional engagement. Our estimates of the costs of the initiative and the expected benefits are preliminary estimates and are subject to a number of assumptions, including local law requirements in various jurisdictions. Actual charges may differ, possibly materially, from the estimates provided above. See Note 16, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for further information.

Supplier Finance Program

As a part of our ongoing efforts to maximize working capital and manage liquidity, we work with suppliers to optimize payment terms and conditions on accounts payable through a voluntary supplier finance program. The program provides some of our suppliers with the opportunity to sell receivables due from us (our accounts payables) to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. We are not a party to the arrangements between the suppliers and the third-party financial institutions. Our obligations to the suppliers, including amounts due, and scheduled payment dates (which have general payment terms of 90 days), are not affected by a participating supplier’s decision to participate in the program. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Supplier Finance Program,” to the Condensed Consolidated Financial Statements included herein.

Senior Notes

On March 22, 2023, we issued eight series of senior unsecured notes (the “Senior Notes”) in an aggregate principal amount of $7.75 billion. The net proceeds to us from the Senior Notes were approximately $7.7 billion after deductions of discounts and issuance costs of $77 million. The net proceeds were reflected as Restricted cash on the Condensed Consolidated Balance Sheet prior to their release from escrow on April 5, 2023. Upon release from escrow, these funds were loaned to J&J through a facility agreement (the “Facility Agreement”) dated April 5, 2023. For further details on the Senior Notes, see Note 4, “Borrowings—Senior Notes,” to the Condensed Consolidated Financial Statements included herein.

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

Interest Expense, Net

We recognized Interest expense, net of $283 million in the Condensed Consolidated Statement of Operations during the fiscal nine months ended September 29, 2024 which primarily includes interest expense, including amortization of discounts and debt issuance costs, recognized on the Senior Notes and interest expense recognized on notes issued under the Commercial Paper Program.

Compliance with Covenants

As of September 29, 2024, we were in compliance with all debt covenants, and no default or event of default has occurred.

Dividends

Quarterly dividends have been paid to our shareholders since the Kenvue IPO. A summary of cash dividends per share on the outstanding Kenvue common stock declared to shareholders by our Board and paid during the fiscal nine months ended September 29, 2024 is presented below:

Declaration Date	Record Date	Payment Date	Per Share Amount
January 25, 2024	February 14, 2024	February 28, 2024	$0.20
April 25, 2024	May 8, 2024	May 22, 2024	$0.20
July 25, 2024	August 14, 2024	August 28, 2024	$0.205

On October 17, 2024, we announced that our Board declared a dividend of $0.205 per share on our common stock. The dividend is payable on November 27, 2024 to shareholders of record as of the close of business on November 13, 2024.

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

As of September 29, 2024, we expect our primary cash requirements for fiscal year 2024 to include capital expenditures. We have made payments of $302 million for property, plant, and equipment during the fiscal nine months ended September 29, 2024.

Share Repurchase Program

Our Board has authorized a share repurchase program, under which we are authorized to repurchase up to 27,000,000 shares of our outstanding common stock in open market or privately negotiated transactions. The program has no expiration date and may be suspended or discontinued at any time. The intent of this repurchase program is to offset dilution from the vesting or exercise of equity awards under the Kenvue 2023 Plan (as defined in Note 8, “Stock-Based Compensation,” to the Condensed

Consolidated Financial Statements included herein). We repurchased 5,700,000 shares of our outstanding common stock for $114 million during the fiscal nine months ended September 29, 2024.

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

Deferred Markets

In order to ensure compliance with applicable law, to obtain necessary governmental approvals and other consents, and for other business reasons, we deferred the transfer of certain assets and liabilities of businesses in certain non-U.S. jurisdictions, including China, Malaysia, and Russia, until after the completion of the Kenvue IPO. On September 11, 2023, J&J transferred the equity interests in the majority of the Deferred Legal Entities (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included herein) to the Company that previously had been consolidated as Variable Interest Entities in the Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements included herein include businesses in all jurisdictions in which we operate following the completion of the Separation, including any Deferred Local Business (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included herein). For more information regarding Deferred Local Businesses, see “Risk Factors—Risks Related to Our Relationship with J&J—The transfer of certain assets and liabilities from J&J to us contemplated by the Separation has not been completed and may be significantly delayed or not occur at all” in our Annual Report and Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included herein.

Provision For Taxes

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation Development (“OECD”) Pillar Two Inclusive Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. On July 17, 2023, the OECD published Administrative Guidance proposing certain safe harbors that effectively extend certain effective dates to January 1, 2027. The OECD continues to release additional guidance, including guidance on safe harbors for which we may qualify, and many countries have already implemented legislation consistent with the OECD Pillar Two Framework. Due to these new rules, our provision for taxes could be unfavorably impacted as the legislation becomes effective in countries in which we conduct business. However, based on our current analysis, currently enacted laws for Pillar Two do not have a significant impact on the Condensed Consolidated Financial Statements. We are continuing to evaluate the Model Global Anti-Base Erosion Rules for Pillar Two and related legislation, and their potential impact on future periods.

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

Inflation Risk

In recent years, the global macroeconomic environment has experienced significant inflationary pressures and may continue to increase the costs of raw materials, packaging components, and other inputs for our products. In recent years, we have experienced, and we continue to experience, higher than expected inflation, including escalating transportation, commodity, and other supply chain costs and disruptions that have affected, and continue to affect, our results of operations. We have partially offset the impact of inflation primarily through price increases, in addition to continued supply chain optimization initiatives.

However, if our costs continue to be subject to significant inflationary pressures, we may not be able to offset such higher costs through price increases, which could adversely affect our business, results of operations, or financial condition.

Interest Rate Risk

Our cash equivalents and marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Interest rate risk is managed through the maintenance of a portfolio of variable and fixed-rate debt composed of short and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. From time to time, we also hedge the anticipated issuance of fixed-rate debt, and those contracts are designated as cash flow hedges. As of September 29, 2024, our outstanding long-term debt portfolio was comprised primarily of fixed-rate debt, and therefore, any fluctuation in market interest rate is not expected to have a material impact on our results of operations. Our interest expense for any new floating rate debt we may incur in the future, including under the Revolving Credit Facility, could be exposed to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including the monetary and tax policies of the United States and other countries, market and economic factors, and other factors beyond our control.

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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of September 29, 2024, the end of the period covered by this report, management of the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer, Thibaut Mongon, and Chief Financial Officer, Paul Ruh, reviewed and participated in this evaluation of Kenvue’s disclosure controls and procedures. Based on this evaluation, Messrs. Mongon and Ruh concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal three months ended September 29, 2024, the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In the fiscal three months ended September 29, 2024, the Company began a multi-year implementation of a new global enterprise resource planning (“ERP”) system, which will replace and enhance the Company’s existing operating and financial systems. The ERP system is designed to accurately maintain and enhance the flow of financial information, enhance operational functionality, and accelerate information reporting to the Company’s management. The implementation is expected to occur in phases over the next several years.

The portion of the new ERP system implementation that has been completed to date did not result in significant changes to the Company’s internal control over financial reporting. As the phased implementation of the new ERP system continues, the Company will continue to assess whether this new ERP system implementation will materially affect, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of equity securities by the Company during the fiscal nine months ended September 29, 2024.

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

The following table represents our purchases of common stock during the fiscal three months ended September 29, 2024:

(Shares in Thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	—	$—	—	22,050
August 1, 2024 - August 31, 2024	1,100	$21.30	1,100	20,950
September 1, 2024 - September 29, 2024	—	$—	—	20,950
Total number of shares purchased	1,100

Item 5. OTHER INFORMATION
Insider Trading Arrangements and Policies

During the fiscal three months ended September 29, 2024, none of the Company’s directors or officers (as defined in Rule 16a1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the conditions of the affirmative defense provided by Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Kenvue Inc.

Date: November 7, 2024	/s/ PAUL RUH
Paul Ruh
Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2024	/s/ HEATHER HOWLETT
Heather Howlett
Chief Accounting Officer (Principal Accounting Officer)