Form 10-K
period 2024-12-29
Kenvue Inc.
filed 2025-02-24
CIK 1944048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 29, 2024
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number: 001-41697

Kenvue Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-1032011
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
199 Grandview Road
Skillman, New Jersey 08558
(Address of principal executive offices)
Registrant’s telephone number, including area code: (908) 874-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01	KVUE	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).         ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates of the registrant was $34.8 billion as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the ordinary shares on the New York Stock Exchange.
On February 14, 2025, 1,911,240,720 shares of Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement for the 2025 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 29, 2024.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and Kenvue Inc.’s other publicly available documents contain forward-looking statements within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives, and projections about the future. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “estimates,” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impact of planned acquisitions and dispositions; our strategy for growth and cost savings; product development activities; regulatory approvals; market position; expenditures; and the effects of the Separation (as defined in Part I, Item 1, “Business”) on our business.

As used in this Annual Report on Form 10-K, “Kenvue,” “the Company,” “we,” “us,” “our,” and similar terms include Kenvue Inc. and its subsidiaries, unless the context indicates otherwise.

Because forward-looking statements are based on current beliefs, expectations, and assumptions regarding future events, they are subject to risks, uncertainties, and changes that are difficult to predict and many of which are outside of our control. You should realize that if underlying assumptions prove inaccurate, or known or unknown risks or uncertainties materialize, our actual results and financial condition could vary materially from expectations and projections expressed or implied in our forward-looking statements. Risks and uncertainties include but are not limited to:

•Our ability to expand globally, implement our digital strategy, and respond appropriately to competitive pressure, including from private-label brands and generic non-branded products, market trends, increased costs, and customer and consumer preferences;
•The rapidly changing retail landscape, including our dependence on key retailers, policies of our customers, the emergence of e-commerce and other alternative retail channels, and challenges with innovation and research and development;
•Product reliability, safety, and/or efficacy concerns, whether or not based on scientific or factual evidence, potentially resulting in governmental investigations, regulatory action (including, but not limited to, the shutdown of manufacturing facilities, product relabeling or withdrawal of product from the market), private claims and lawsuits, significant remediation and related costs, safety alerts, product shortages, product recalls, declining sales, reputational damage, and share price impact;
•The potential that the expected benefits and opportunities from the 2024 Multi-Year Restructuring Initiative (as defined in Note 19, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Consolidated Financial Statements included herein) or any other planned or completed restructuring, cost-saving, or other strategic initiative, acquisition, or divestiture may not be realized or may take longer to realize than expected;
•Our ability to establish, maintain, protect, and enforce intellectual property rights, as well as address the threats of counterfeit and other unauthorized versions of our products;
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
•Interruptions, breakdowns, invasions, corruptions, destruction, and breaches of our information technology or operational technology systems or those of a third party;
•Uncertainty in the development, deployment, use, and regulation of artificial intelligence in our internal processes, manufacturing operations, products and services, as well as our business more broadly;
•The potential for labor disputes, strikes, work stoppages, and similar labor relations matters, and the impact of minimum wage increases;
•Our ability to attract and retain talented, highly skilled employees and to implement succession plans for our senior management;
•Climate change, extreme weather, and natural disasters, or legal, regulatory or market measures to address climate change;

•The impact of increasing scrutiny, emerging legal requirements, and rapidly evolving expectations from stakeholders regarding environmental, social, and governance matters;
•The potential for insurance to be unavailable or insufficient to cover losses we may incur;
•Legal proceedings related to talc or talc-containing products, such as Johnson’s® Baby Powder, sold outside the United States and Canada, and other risks and uncertainties related to talc or talc-containing products, including the ability of our former parent Johnson & Johnson (“J&J”) to fully satisfy its obligation to indemnify us in the United States and Canada for the Talc-Related Liabilities (as defined in Note 17, “Commitments and Contingencies,” to the Consolidated Financial Statements included herein);
•The impact of legal proceedings and the uncertainty of their outcome, whether or not we believe they have merit;
•Changes to applicable laws, regulations, policies, and related interpretations;
•Changes in tax laws and regulations, increased audit scrutiny by tax authorities, and exposures to additional tax liabilities potentially in excess of existing reserves;
•Potential changes in export/import and trade laws, regulations, and policies, such as new or increased tariffs, sanctions, quotas, or trade barriers;
•The impact of inflation and fluctuations in interest rates and currency exchange rates;
•The impact of a natural disaster, catastrophe, epidemic, pandemic, and global tension, including armed conflict, or other event;
•The impact of impairment of our goodwill and other intangible assets;
•Our ability to maintain satisfactory credit ratings and access credit markets;
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

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this Annual Report on Form 10-K, including under Part I, Item 1A, “Risk Factors,” and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). You should understand that it is not possible to predict or identify all such factors, and you should not consider the risks described above to be a complete statement of all potential risks and uncertainties. We do not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments, except as required by law.

PART I.

Item 1. BUSINESS

Company Overview

At Kenvue, our purpose is to realize the extraordinary power of everyday care. As a global leader at the intersection of healthcare and consumer goods, we are the world’s largest pure-play consumer health company by revenue with $15.5 billion in Net sales in the fiscal year 2024. By combining the power of science with meaningful consumer insights and our digital strategy, we empower consumers to live healthier lives every day. Built on more than a century of heritage and trusted by generations, our differentiated portfolio of iconic brands—including Tylenol®, Neutrogena®, Listerine®, Johnson’s®, BAND-AID® Brand, Aveeno®, Zyrtec®, and Nicorette®—is backed by science and recommended by healthcare professionals, which further reinforces our consumers’ connections to our brands.

Our portfolio includes Self Care, Skin Health and Beauty, and Essential Health products, allowing us to connect with consumers across North America, Asia Pacific (“APAC”), Europe, Middle East, and Africa (“EMEA”), and Latin America (“LATAM”)—in their daily rituals and the moments that matter most. Our products are marketed across more than 165 countries worldwide. Our global scale and the breadth of our brand portfolio are complemented by our well-developed capabilities and accelerated through our digital strategy, allowing us to dynamically capitalize on and respond to current trends impacting our categories and geographic markets.

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

Since the Separation (as defined below) from J&J, as described below, we have been executing a significant transformation agenda, spanning from exiting the Transition Services Agreement (as defined in “Risk Factors—Summary of Risk Factors—Risks Related to Our Relationship with J&J” in Part I, Item 1A) while standing up, modernizing, and optimizing our own systems, to instituting a new operating model, as we reinvent our ways of working and strengthen and scale our commercial capabilities. We have been focused on driving productivity and realizing Our Vue Forward (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Restructuring,” in Part II, Item 7) and other cost savings across the organization to fuel investments behind our brands, so that we can drive sustainable and profitable growth.

Separation from J&J

In November 2021, J&J, our former parent company, announced its intention to separate its Consumer Health segment (the “Consumer Health Business”) into an independent publicly traded company (the “Separation”). Kenvue was incorporated in Delaware in February 2022, as a wholly owned subsidiary of J&J, to serve as the ultimate parent company of J&J’s Consumer Health Business. In April 2023, J&J completed the transfer of substantially all of the assets and liabilities of the Consumer Health Business to us and our subsidiaries. In May 2023, we completed an initial public offering (the “Kenvue IPO”) of approximately 10.4% of our outstanding common stock and began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “KVUE.” Following the Kenvue IPO, J&J owned approximately 89.6% of our outstanding common stock. In July 2023, J&J announced an exchange offer (the “Exchange Offer”) under which its shareholders could exchange shares of J&J common stock for shares of our common stock owned by J&J. In August 2023, J&J completed the Exchange Offer and exchanged shares representing 80.1% of our common stock, completing the Separation from J&J and transition to being a fully independent public company. In May 2024, J&J completed an additional exchange offer (the “Debt for Equity Exchange”) through which J&J exchanged indebtedness of J&J for shares of our common stock owned by J&J. Following the completion of the Debt for Equity Exchange, J&J no longer owned any shares of our common stock. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Description of the Company and Business Segments,” to the Consolidated Financial Statements included herein for additional information.

Relationship with J&J

We entered into a separation agreement (the “Separation Agreement”) and various other agreements with J&J for the purpose of effecting the Separation. These agreements provide a framework for our relationship with J&J and govern various interim and ongoing relationships between us and J&J that follow the completion of the Kenvue IPO. See Note 12, “Relationship with J&J,” to the Consolidated Financial Statements included herein for additional information on these agreements.

Brands and Product Portfolio

We have a world-class, global portfolio of iconic and trusted brands that are leaders in their respective categories and include some of the most recognizable household names across the consumer health industry. Our overall strategy prioritizes operating our portfolio in a highly targeted manner, with the goal of delivering sustainable and profitable growth.

Each of our reportable business segments are focused on driving financial performance by leveraging specific category expertise and capabilities while also benefiting from our scale to collaborate across the organization, including in brand management and marketing, research and development and innovation, insights and analytics, and omnichannel commerce. The reportable business segments are as follows:

•Self Care. Our Self Care product categories include: Pain Care; Cough, Cold, and Allergy; and Other Self Care (Digestive Health, Smoking Cessation, Eye Care, and Other). Major brands in the segment include Tylenol®, Motrin®, Nicorette®, Benadryl®, Zyrtec®, Zarbee’s®, ORSLTM, Rhinocort®, and Calpol®. Our Self Care brands offer accessibility to healthcare solutions with over-the-counter (“OTC”) medicines and other naturally inspired products. These brands deliver connected health offerings, including digital diagnostics and telemedicine, to expand personalized solutions to consumers.
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
•Essential Health. Our Essential Health product categories include: Oral Care; Baby Care; and Other Essential Health (Women’s Health, Wound Care, and Other). Major brands in the segment include Listerine®, Johnson’s®, BAND-AID® Brand, Stayfree®, o.b.® tampons, Carefree®, and Desitin®. Our Essential Health brands raise standards of personal care across baby care, wound care, oral care, and menstrual health categories.

Brand Marketing

Our digital approach to marketing places the consumer at the center of all decisions related to our product delivery, service offerings, and the experiences we create. Our global presence allows us to tailor our marketing strategy and campaigns to the distinctive needs of our consumers in local markets throughout the world. It is our global scale and improving modern marketing capabilities that enable deep connections with consumers. In 2024 we created the Global Content Factory, a production agency ecosystem that we employ to drive relevant content in all of our markets while reducing our costs.

We leverage insights across our product offerings to understand the constantly changing consumer behaviors and expectations, which allow us to evolve our brand messaging to ensure that we drive relevance with consumers and healthcare professionals, ultimately seeking to increase reach, stimulate demand, and drive growth. Our marketing expertise is built on a combination of human empathy and science that improves health outcomes.

Our consumer-first approach and rigorous clinical testing allows us to articulate science in ways that meet the needs of our consumers and healthcare professionals as we win their trust, endorsement, and loyalty.

We are a digital modern marketing company and we collaborate with celebrities, influencers, and healthcare professionals to amplify brand awareness and product innovations.

In addition, we continually evaluate the impact of media investments and consumer communications through data science and analytics. We ultimately use media return on investment to evaluate and optimize our investment opportunities. Our digital strategy aims to maximize reach, performance, and returns while reducing costs.

Product Development and Innovation

Our research and development organization combines multi-disciplinary scientific expertise with active engagement with healthcare professionals, placing human empathy at the core of our product development process. We leverage our extensive capabilities and deep consumer insights to develop innovative products and experiences that meet the specific needs of our consumers, enhancing their overall standard of everyday care.

Across our portfolio of iconic brands, we earn consumers’ trust through modern, science-backed innovations that deliver reliable, personal care products and technologies that improve well-being.

Our global team of approximately 1,600 scientists, doctors, pharmacists, and engineers with expertise across a range of core disciplines, including formulation science, regulatory affairs, quality, medical affairs, medical safety, clinical operations, microbiology, translational science, and packaging. Our research and development organization operates a global network of innovation hubs located close to consumers in key geographic markets.

Our global research and development teams collaborate across the product development lifecycle, partnering with consumers and leveraging our long-standing relationships with healthcare professionals and academic institutions to co-create a continuous pipeline of meaningful innovation.

We have built extensive capabilities through our translational science and consumer insights teams to understand the key needs and current challenges of our consumers and healthcare professionals, ensuring our products are centered around human empathy. Throughout our end-to-end organization, we have continuous touchpoints with our consumers and healthcare professionals, utilizing a suite of digital tools to ensure we hear from them regardless of their location. Our insights, design, marketing, and research teams then leverage these consumer insights to identify key unmet needs and potential product opportunities.

Supply Chain and Manufacturing

Our global and balanced manufacturing footprint provides us with the flexibility and agility to benefit from economies of scale and global supply chain agreements, enabling us to grow our business and expand margins. We are continuously modernizing and optimizing our supply chain operations while better connecting with and serving our customers. Our end-to-end, digitally connected supply chain ecosystem is designed to optimize the flexibility and agility of our route-to-market. Reliability and resiliency remain our priority throughout our fit-for-purpose supply chain, ensuring that we can deliver our products to our customers and consumers whenever and wherever they need them.

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

Sources and Availability of Materials

We maintain global operations and work with a vast supplier base. The principal raw materials used in our products include resins, silicon, pulp and corn derivatives, paper, agrochemicals, vegetable oils, and oleochemicals. The majority of raw and packaging materials used are purchased from third parties and available from several sources. We do purchase certain raw and packaging materials from single-source suppliers or a limited number of suppliers; however, no single supplier provides a significant portion of our total material requirements. Certain raw and packaging material commodities are subject to market price variations. For further information regarding the impact of changes in commodity prices, see Part I, Item 1A, “Risk Factors—Risks Related to Our Operations—Volatility in the cost or availability of raw materials and other inputs for our products, including due to military conflicts, has adversely affected, and could in the future continue to adversely affect us.”

Manufacturing Footprint

Our in-house manufacturing footprint delivered over 60% of our sales volume during the fiscal year 2024, with the remaining sales volume being supplied by an extensive network of external manufacturing facilities operated by trusted third-party suppliers. This combination provides us with significant operational flexibility enhancing our ability to respond to demand while optimizing capital allocation.

Warehousing and Distribution Capabilities

Our distribution network is designed to respond to increasingly complex consumer and customer demand. The majority of our distribution centers are operated in partnership with expert third-party operators in order to leverage their scale, expertise, and technology platforms. In all cases, whether in-house or external, our distribution centers must comply with our rigorous quality compliance standards and are subject to our audit process.

Quality Control and Compliance

With a rigorous approach to product safety and quality control, we have a strong culture of quality across our end-to-end organization enhanced by rigorous compliance procedures. We invest in quality systems and data analytics platforms to further drive proactive quality management and improve the effectiveness of our quality control system.

Suppliers are key partners in our commitment to quality and therefore are expected to provide services and goods that consistently meet our quality standards. In order to ensure compliance with our high-quality standards, we conduct regular quality audits of our supplier base and their facilities.

Our supply chain is also subject to external audits by national regulatory bodies, including the U.S. Food and Drug Administration (the “FDA”), which conduct multiple regulatory inspections every year.

Competition

The consumer health and personal care sectors are large and dynamic, with a significant number of competitors that vary from well-established consumer packaged goods (“CPG”) companies with well-known legacy businesses globally to emerging niche-oriented brands.

Given the breadth of our portfolio and global footprint, we compete with a broad set of competitors that include 1) consumer healthcare businesses that are either independent or part of larger pharmaceutical groups, 2) global CPG companies that operate in similar or adjacent categories, 3) regional companies that operate in our categories within the markets in which we compete, 4) generic OTC manufacturers and retailers’, including our customers’, private-label brands in both traditional retail and online, and 5) emerging niche-oriented brands in our categories with distribution either through traditional retail, online, or direct-to-consumer (“DTC”) channels. Across our three reportable business segments, we experience significant degrees of competition.

Our key competitors for each segment globally include:

•Self Care. Haleon, Procter & Gamble, Reckitt Benckiser Group, and private-label brands
•Skin Health and Beauty. Beiersdorf, Estée Lauder, L’Oréal, Procter & Gamble, Unilever, and private-label brands
•Essential Health. Church & Dwight, Colgate-Palmolive, Kimberly Clark, Procter & Gamble, Unilever, and private-label brands

See Part I, Item 1A, “Risk Factors,” for additional information on our competitive risks.

Healthy Lives Mission

Our ESG management approach is designed to effectively govern and manage impacts and risks while also enabling us to identify opportunities that accelerate innovation and profitable growth and drive business value for all our stakeholders. Our Healthy Lives Mission, which is our ESG strategy, includes public goals and commitments intended to position our brands as more positive choices for both people and the planet and to help manage ESG-related impacts, risks, and opportunities. Kenvue’s Healthy Lives Mission is our call for everyday care in action and is supported by three pillars: nurture Healthy People, enrich a Healthy Planet, and maintain Healthy Practice. Within these three pillars, we are focused on nine priority areas for which we have established goals and commitments to hold ourselves accountable and demonstrate progress as outlined in our Healthy Lives Mission Report.

We will continue to provide more details about our progress against these goals and commitments in our upcoming Healthy Lives Mission Report. For more information on our climate-related risks and opportunities informed by the recommendations of the Task Force on Climate-related Financial Disclosures (“TCFD”), see our inaugural TCFD Report, which will be reviewed and updated periodically. Our Healthy Lives Mission Report and TCFD Report are available at kenvue.com/our-commitments. References to our Healthy Lives Mission Report or TCFD Report are for informational purposes only, and neither the Healthy Lives Mission Report, TCFD Report, nor the other information on our website is incorporated by reference into this Annual Report on Form 10-K.

Governance Practices

Our Board of Directors (the “Board”) has adopted Principles of Corporate Governance that, together with our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, and Board Committee charters, provide a framework for our Board’s corporate governance practices. In addition, among other policies, our Board has adopted a Kenvue Code of Conduct designed to provide employees with guidance on our compliance policies and a Code of Business Conduct & Ethics for Members of our Board of Directors and Executive Officers that sets forth additional guidelines applicable to members of our Board and Kenvue’s executive officers, both of which can be found on our website at investors.kenvue.com/governance/governance-documents/.

Human Capital

Company Culture

At Kenvue, we strive to build a culture of performance that rewards impact. We are united by a common Purpose to realize the extraordinary power of everyday care and anchored in our core values: 1) we put people first, 2) we care fiercely, 3) we earn trust with science, and 4) we solve with courage. We strive to provide an environment where every employee (or Kenvuer) can be at their best, do meaningful work in service of our customers and consumers, be inspired by a strong sense of belonging and meaningful growth opportunities, and be rewarded for their impact.

Our People

As of December 29, 2024, we had approximately 22,000 employees, with approximately 25% located in North America, 28% in EMEA, 28% in APAC, and 19% in LATAM. Approximately 99% of our global employees were full time and 1% were part-time employees. Our global workforce covers a broad range of functions, including manufacturing employees making up 23% of our workforce.

At Kenvue, we believe everyday care is for everyone, everywhere. We recognize the importance of innovation in our industry to meet the evolving needs of our consumers globally, and we remain focused on having the right capabilities and a workforce that is reflective of the global consumers we serve. We believe that capitalizing on a multitude of perspectives helps us drive innovation and deliver solutions that exceed customer expectations and creates long-term value. Our Code of Conduct specifically articulates our responsibility to create an inclusive environment and to respect the dignity and differences of all people. We foster an inclusive and trusting workplace that allows each Kenvuer to maximize contributions to their work, the company culture, and their communities.

Our talent practices aim to drive higher levels of transparency, empowerment, and accountability that enables superior performance through high levels of engagement. For example, we have initiatives in place to help ensure our hiring practices are fair, consistent, objective, and do not discriminate based on any legally protected category, so that our employees design and create everyday care products that are accessible to everyone. We base talent decisions only on merit, considering qualifications, experience, skills, performance, and achievements. Additionally, we nurture a sense of belonging for Kenvuers through numerous employee resource groups known as Kenvuer Impact Networks, mentorship programs, and other initiatives that are open to all Kenvuers. In addition, we offer flexible work arrangements that enable agile ways of working and promote inclusion, health, well-being, empowerment, and accountability.

Learning and Development

We invest in the learning and development of all Kenvuers to ensure their skills remain relevant and keep pace with the rapid evolution in the marketplace. Learning can happen in different ways, including on-the-job, on special assignment, and e-learning or in-classroom training, to develop functional and/or leadership skills. Ultimately, our goal is to ensure this ongoing commitment to development and growth yields superior performance and higher levels of engagement that differentiates us from our competitors.

Engagement

We believe that an engaged workforce is more likely to deliver higher levels of performance and further differentiates us in the marketplace. We believe that open and honest communication among all team members creates a collaborative and inclusive work environment. We regularly conduct surveys that gauge Kenvuer sentiment in areas such as strategic alignment, execution, inclusion, effectiveness of our people leaders, and career development.

We also strive to actively support the communities we serve worldwide as well as those in which Kenvuers live and work through strategic investments. Kenvue Cares, our global employee volunteer program, is just one way in which we connect our passionate purpose-driven workforce to fulfill our potential and create possibilities. We make financial contributions, provide in-kind charitable product donations, and volunteer the time of team members to help non-profit organizations achieve their goals and generate societal impact.

Total Rewards

We offer compensation, benefits, and well-being programs designed to attract, develop, and retain top talent in a highly competitive environment. We reward and recognize superior performance and closely align Kenvuer compensation with company and individual performance. We provide base pay that is competitive for a Kenvuer’s position considering skill level, experience, geographic location, and other business-related factors. In addition to base pay, we seek to motivate and reward Kenvuers with annual cash incentives and equity-based awards, depending on job level. Additionally, we conduct periodic benchmarking and comparative analyses to help ensure Kenvue’s compensation programs remain competitive and that employee pay is appropriate based on skills, expertise, education, and tenure.

We offer competitive benefits packages, which vary by country and region, in support of the physical, emotional, and financial well-being of Kenvuers. These benefits packages may include retirement plans, life insurance, medical and dental insurance, health savings accounts, well-being reimbursement programs, adoption assistance, fertility benefits, and parental and family leave.

We strive to create an environment where Kenvuers feel a strong sense of belonging, are empowered to care for their health and well-being and that of their families, can grow and have fulfilling careers, and are recognized and valued for their contributions.

Workplace Safety

We have robust processes to identify potential safety risks associated with workplace activities and to develop measures and implement controls to mitigate possible exposure to hazards. We support Kenvuers with general safety training and have implemented specific programs for those working in potentially high-risk environments.

Intellectual Property

We rely on a combination of intellectual property rights, including trademarks, trade secrets, patents and copyrights, as well as rights to third-party intellectual property pursuant to licenses and other contracts, to establish, maintain, protect, and enforce the intellectual property and other proprietary information used in our business. Establishing, maintaining, protecting, and enforcing our intellectual property and other proprietary rights in the United States and around the world is important to our success, and we consider these rights, in the aggregate, to be material to our business.

To facilitate the Separation and enable our operations to continue with minimal interruption following the Separation, J&J has granted licenses to use certain intellectual property rights retained by J&J that we used in the conduct of its business prior to the Separation, including the “Johnson & Johnson” name and signature and other legacy J&J branding, for a limited duration following the Separation. For additional information about these licenses, see the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”).

Our brands are critical to our success, and trademark protection is an important part of establishing and maintaining brand recognition for our products in the United States and around the world. The vast majority of our Net sales are derived from products bearing proprietary trademarks and trade names. These trademarks and trade names convey that the products we sell are “brand name” products. We seek to obtain protection for these trademarks and trade names by all appropriate means, and we consider them, in the aggregate, to be material to our business. For trademarks registered in the United States, a Declaration of Use must be filed between the fifth and sixth years after initial registration, then may be renewed in the 10th year, and renewed every 10 years after that, so long as the mark is still being used in commerce. Trademarks registered in other countries generally have varying terms and renewal policies.

We actively file and maintain a portfolio of patents in the United States and around the world and seek to obtain and enforce patent protection by all appropriate means. While we consider these patents, and the protection thereof, to be important, we do not consider any single patent to be material to the success of our business, and we do not expect the expiration of any single patent to have a material impact on the success of our business. The terms of our issued patents extend for varying periods dependent upon the date of filing and type of patent application and the legal term for patents in the various countries where patent protection is granted.

Government Regulations

We are subject to extensive government regulations in the United States and around the world. U.S. federal authorities, including the FDA, the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), the Occupational Safety and Health Administration (“OSHA”), the Environmental Protection Agency (“EPA”), and the Drug Enforcement Administration (“DEA”), regulate various aspects of our business, along with parallel authorities at the state and local levels and comparable authorities in other jurisdictions. Government regulations in the United States and around the world apply to many areas of our business, including most aspects of our products. It is our policy and practice to comply with all government regulations applicable to our business. The process of obtaining regulatory approvals and complying with applicable national and local regulations in the United States and around the world is complex, time-consuming, and costly and may impact our business strategies. In addition, the global regulatory landscape is subject to rapid and unexpected changes and the general trend toward increasingly stringent regulation and enforcement around the world in recent years. For additional information about risks associated with government regulations, see Part I, Item 1A, “Risk Factors—Risks Related to Government Regulation and Legal Proceedings.”

New or more stringent laws or regulations, more restrictive interpretations of existing laws or regulations, or increased enforcement actions by governmental and regulatory agencies around the world could increase our ongoing costs of compliance, alter the environment in which we do business, or otherwise adversely affect our business, results of operations, or financial condition.

We have products in a number of different regulatory classifications, and these classifications and their application to our products may vary from market to market. Accordingly, certain of our products are subject to varying levels of regulation in different geographic markets. The following description discusses the material effects of the regulatory landscape applicable to our business, with particular focus on the United States, the European Union (“EU”), and China, which are some of our key geographic markets for our business from a regulatory perspective and markets that we believe are representative of the material differences in the regulation of our business across the various geographic markets in which we operate.

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

In addition, many of our products are subject to regulation by the CPSC under the Poison Prevention Packaging Act (“PPPA”), the Consumer Product Safety Act, the Federal Hazardous Substances Act, and other laws enforced by the CPSC. These statutes and related regulations establish safety standards and bans for consumer products. Certain state laws also address the safety of consumer products and may mandate reporting or labeling requirements. Noncompliance with these laws may result in penalties or other regulatory action and related reputational harm.

Drug Products

In order to market and sell a new drug product in the United States, a manufacturer must 1) file a New Drug Application (“NDA”) that shows the quality, safety, and effectiveness of the new drug, 2) file an Abbreviated NDA that demonstrates the equivalence of a generic product to another company’s branded drug product, or 3) comply with the FDA’s monograph system. Most of our OTC products marketed in the United States are regulated pursuant to the FDA’s monograph system. The monographs establish the conditions, such as active ingredients, uses (indications), doses, labeling, and testing, under which an OTC drug is generally recognized as safe and effective and can be marketed without an NDA and FDA premarket approval. Products marketed under the OTC monograph system are required to conform to specific quality, formula, and labeling requirements. Monograph drug products that do not comply with these standards can be deemed unapproved new drugs and can be required to be withdrawn from the market. The Over-the-Counter Monograph Safety, Innovation, and Reform Act (the “OTC Monograph Reform Act”) established an Administrative Order Process for issuing, revising, and amending OTC monographs. Under the OTC Monograph Reform Act, the FDA can also require manufacturers to conduct additional testing to ensure the safety and efficacy of monograph drug products. For example, in September 2021, the FDA issued a Proposed Order Amending the OTC Monograph for Sunscreen Drug Products requiring additional data for certain ingredients to ensure their safety. In addition, certain of our OTC products, including certain Zyrtec®, Zyrtec-D®, Pepcid®, and certain Imodium® and Motrin® products, are approved by the FDA through the NDA process rather than through the monograph system.

In addition, the DEA regulates certain of our OTC products containing pseudoephedrine (“PSE”), such as Sudafed® and Zyrtec-D®, pursuant to the Combat Methamphetamine Epidemic Act (“CMEA”). Among other requirements, the CMEA sets daily and 30-day sales limits for PSE products purchased by consumers. We are also subject to similar regulations at the state level. Our OTC products containing PSE are also subject to heightened regulatory regimes in other jurisdictions around the world.

In the EU, our OTC products, including certain Nicorette® products that are not marketed by us in the United States, are subject to extensive pre- and post-marketing regulation by regulatory authorities at both the EU and EU Member State level. There are several administrative mechanisms to request regulatory approval of OTC products, including 1) the standalone national procedure for authorization in a single EU Member State, 2) the mutual recognition procedure, which is used when a product is already authorized in at least one EU Member State and approval is sought in at least one other EU Member State, and 3) the decentralized procedure, which is used when a product has not yet been authorized in the EU and authorization is sought simultaneously in several EU Member States.

Certain of our products in certain jurisdictions may be regulated as prescription medications. For example, in the EU medications containing PSE have historically been regulated as OTC products. During the fiscal three months ended December 29, 2024, Belgium, Luxembourg, and France changed the regulatory status of medications containing PSE from OTC to prescription-based.

In China, our OTC products are regulated by the National Medical Products Administration (“NMPA”), which is the primary authority for the safety and registration of medicines, medical devices, and cosmetics.

Cosmetics

A number of our products marketed in the United States, including many of our products in the Skin Health and Beauty segment, are considered cosmetics regulated by the FDA through the Federal Food, Drug, and Cosmetic Act and the Fair Packaging and Labeling Act. Our cosmetic products include Aveeno® Restorative Skin Therapy Oat Repairing Cream, Aveeno® Restorative Skin Therapy Sulfate-Free Body Wash, Johnson’s® Baby Powder, and certain of our Listerine® mouthwash products. Cosmetics are not subject to premarket approval by the FDA, but certain ingredients, such as certain color additives, are required to be preauthorized, and the FDA seeks to ensure cosmetic products are not adulterated or misbranded. If the safety of a product or its ingredients has not been adequately substantiated, an appropriate warning label is required to be included on the product. Other warnings may also be mandated pursuant to FDA regulations. The FDA monitors compliance of cosmetic products with applicable regulations through market surveillance and inspection of cosmetic manufacturers and distributors to ensure that products do not contain false or misleading labeling, are not adulterated, and are not manufactured under unsanitary conditions. Inspections also may arise from consumer or competitor complaints filed with the FDA. In the event that the FDA determines that one of our products fails to comply with FDA regulations, we may be required, or we may independently decide, to conduct a recall or market withdrawal of that product or to correct the failure by making changes to that product, including its manufacturing, formulation, or label. In addition, the Modernization of Cosmetics Regulation Act, enacted in December 2022, is expected to expand the FDA’s regulatory authority over cosmetic products, including by providing the FDA with new mandatory recall authority over cosmetics and by requiring the registration of cosmetic manufacturing facilities, the reporting of certain adverse events, the issuance of cGMP requirements, and the establishment of safety substantiation requirements.

In addition, certain of our cosmetic products, including those containing low-viscosity hydrocarbons such as baby oil, are regulated by the CPSC under the PPPA. See “—Quality and Safety” above.

Medical Devices

Medical devices are subject to regulation in the various jurisdictions in which we operate. Although there is variation among jurisdictions in how our products are classified, medical devices are broadly defined as products which a manufacturer intends to be used to treat, cure, prevent, mitigate, or diagnose disease. Medical devices generally achieve their purpose by physical modes of action; the principal intended action may not be pharmacological, immunological, or metabolic.

Certain of our products marketed in the United States, such as BAND-AID® Brand Adhesive Bandages (including OurtoneTM Adhesive Bandages), and Listerine® Sensitivity Defense Mouthrinse are medical devices regulated by the FDA through a system that, unless exempt, requires us to receive premarket clearance for commercial distribution known as a 510(k) clearance. To obtain 510(k) clearance, a device is required to be determined to be substantially equivalent in intended use and in safety and efficacy to a benchmark device, or “predicate,” that is already legally in commercial distribution. Any modification to a 510(k) cleared device that could significantly affect its safety or efficacy or that would constitute a change in its intended use generally requires a new 510(k) clearance. If we determine that a new 510(k) clearance is not required but the FDA subsequently disagrees, the FDA may retroactively require us to obtain a new 510(k) clearance and may require us to cease marketing, or conduct a recall, of the modified device until the new 510(k) clearance is obtained.

In the EU, manufacturers may self-certify compliance of certain medical devices by submitting notifications to the competent authority, with files open to inspection by a competent authority. In May 2021, the Medical Device Regulation (Regulation (EU) 2017/745) (“MDR”) came into effect in the EU. The MDR is more comprehensive than the prior regime as it greatly increases the rigor and robustness of the regulations governing medical device products. All medical devices are expected to meet the MDR requirements, and there is no “grandfathering” of products. In addition, all approved products and their manufacturers are subject to re-review on periodic cycles of up to every four years. In recent years, we have also introduced certain connected health offerings as non-medical device apps, including certain products that are not offered in the United States and, as such, are not regulated as medical devices by the health authorities in the countries in which they are offered. Any determination that medical device clearance is required for a product that we currently offer as a non-medical device may cause us to cease marketing, or conduct a recall, of the modified product until such clearance is obtained.

In China, locally manufactured medical devices gain market authorization through municipal authorities, while medical devices that are not manufactured in China are reviewed by the NMPA and must be accompanied by appropriate documentation showing that the device has been approved in its country of origin.

Dietary Supplements

Some of our products, including those under the Lactaid® and Zarbee’s® brands, that are marketed in the United States are considered dietary supplement products and are governed by the Dietary Supplement Health and Education Act of 1994, which defines and regulates dietary supplements. A comparable regulatory regime operates in the EU, where dietary supplements, including some of our products under the Zarbee’s® brand, are regulated as food products pursuant to the Food Supplements Directive 2002/46/EC. Most EU Member States have implemented notification procedures that require reporting prior to or immediately after the commencement of sales of a dietary supplement.

Labeling and Product Claims

We are subject to various laws on labeling and product claims, including with respect to the characteristics, quality, safety, performance, and benefits of our products. We typically are required to have a reasonable basis to support any factual marketing claims, and what constitutes a reasonable basis for substantiation can vary widely from market to market and from product to product. For example, while cosmetic labeling does not require FDA premarket approval, the FDA regulates cosmetic labeling claims and monitors, and takes action against, claims that are not truthful, are misleading, or make medicinal claims. The FDA is also responsible for taking action against any misbranded dietary supplement product after it reaches the market. In addition, while our labeling and advertising claims for our monograph drug products, such as certain Benadryl®, Tylenol®, and Neutrogena® products, and advertising claims for NDA products are not subject to approval by the FDA, labeling claims for our NDA products, such as certain Zyrtec®, Pepcid®, Imodium®, and Motrin® products, are approved by the FDA. In certain circumstances, we may also be subject to additional regulations depending on the nature of the labeling and product claims. For example, the U.S. Department of Agriculture enforces federal standards for organic production and use of the term “organic” on product labeling.

The FTC regulates the use of endorsements and testimonials in advertising as well as relationships between us, on the one hand, and advertisers and influencers, on the other hand, pursuant to principles described in the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising (the “Endorsement Guides”). The Endorsement Guides provide that an endorsement should reflect the honest opinion of the endorser and cannot be used to make a claim about a product that the product’s marketer could not itself legally make. The Endorsement Guides also stipulate that, if there is a connection between an endorser and the marketer that consumers would not expect and this connection would affect how consumers evaluate the endorsement, then that connection should be disclosed. If our advertising claims or claims made by our social media influencers or by other endorsers with whom we have a material connection do not comply with the Endorsement Guides or any requirements of the FTC Act or similar state requirements, then the FTC and state authorities could subject us to investigations and enforcement actions, impose penalties, require us to pay monetary consumer redress, require us to revise our marketing materials, or require us to accept burdensome injunctions, any of which could adversely affect us.

Furthermore, the National Advertising Division (“NAD”) of the Better Business Bureau administers a self-regulatory program of the advertising industry to ensure truth and accuracy in national advertising. NAD monitors national advertising and entertains inquiries and challenges from competitors and consumers. We may also be subject to various state consumer protection laws, including California’s Proposition 65, which requires a specific warning on any product that contains a substance listed by California as having been found to cause cancer or birth defects, unless the level of such substance in the product is below a safe harbor level.

In the EU, advertising of products is subject both to general consumer advertising requirements pursuant to the Unfair Commercial Practices Directive (Directive 2005/29/EC), which imposes a general prohibition on misleading and aggressive advertising, as well as more specific regulations in respect of various product classifications. For example, pursuant to Directive 2001/83/EC, advertisements of our OTC products must, among other requirements, 1) be set out in such a way that it is clear that the message is an advertisement and that the product is clearly identified as a medicinal product, 2) not refer to claims of recovery in improper, alarming, or misleading terms, and 3) not suggest that the effects of taking the medicine are guaranteed, are unaccompanied by adverse reactions or are better than, or equivalent to, those of another treatment or medicinal product. The EU has also established a legal framework for cosmetic labeling claims based on the Cosmetics Products Regulation (Regulation (EC) No. 1223/2009). So-called “responsible persons” must ensure that a cosmetic product made available on the market is safe for human health when used under normal or reasonably foreseeable conditions, taking into account presentation, labeling, instructions for use and disposal and any other indication or information provided by the responsible person.

In China, advertisements of OTC products must, among other requirements, include an “OTC” marking and must not contain difficult or confusing medical or pharmaceutical terms that could mislead the public about a product’s efficacy or safety.

Pricing

Our activities are subject to a variety of price control laws and regulations in some of the markets in which we operate. The range and extent of these price control mechanisms vary by market. In addition, price control laws or regulations may become more stringent during times of uncertain or unfavorable economic or market conditions, such as during times of economic slowdown, recession, or inflation.

Environment, Health, and Safety

The EPA and parallel state and local authorities in the United States, as well as comparable authorities around the world, enforce a broad range of environmental laws and regulations in the jurisdictions in which we manufacture and sell our products or otherwise operate our business. These include requirements governing product content and labeling; the handling, manufacture, transportation, storage, use, and disposal of chemicals and other hazardous materials and wastes; the discharge and emission of pollutants; and the cleanup of contamination in the environment. For more information on the broad range of environmental, health, and safety laws that Kenvue is subject to. See Part I, Item 1A, “Risk Factors—Risks Related to Government Regulation and Legal Proceedings—We are subject to a broad range of environmental, health, and safety laws and regulations, and the impact of any obligations under these laws and regulations could adversely affect us.”

We are also subject to extensive and evolving regulations regarding the manufacturing, processing, distribution, importing, exporting, registration, and labeling of our products and their raw materials. In the EU, the Registration, Evaluation, Authorisation, and Restriction of Chemicals (“REACH”) regulations came into effect in 2007, with implementation rolling out over time. Registered chemicals then can be subject to further evaluation and potential restrictions. Since the promulgation of REACH, other countries have enacted or are in the process of implementing similar comprehensive chemical regulations.
Our operations are also subject to regulation under OSHA and parallel state and local occupational health and safety standards, as well as occupational health and safety standards applicable to our operations in other jurisdictions. These standards establish certain employer responsibilities, including requirements to maintain a workplace free of recognized hazards likely to cause serious injury or death, certain medical and hygiene standards, licensing, and permitting obligations and various recordkeeping, disclosure, and procedural requirements.

Privacy and Data Protection

We are subject to increasingly complex and changing privacy and data protection laws and regulations in the United States and around the world that impose broad compliance obligations on the collection, transmission, dissemination, use, privacy, confidentiality, security, retention, availability, integrity, and other processing of health-related and other sensitive and personal information. In the United States, we are subject to a growing number of privacy and data protection laws and regulations, the specific requirements of which vary from state to state. We are also subject to federal health information privacy laws. Outside the United States, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s General Data Protection Regulation (“U.K. GDPR”), together with national legislation, regulations, and guidelines of the EU Member States and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze, store, transfer, and otherwise process personal data, including health data and adverse event reporting. In China, we are subject to the Personal Information Protection Law (“PIPL”), which applies to the processing of personal information of natural persons within China, the processing of personal information outside China where the purpose is to provide products and services within China, and the analysis or assessment of the activities of individuals within China. While similar to the EU GDPR, the PIPL contains unique requirements not found in the EU GDPR. In addition, we are subject to China’s Cybersecurity Law, which establishes its overall security framework, and China’s Data Security Law, which aims to protect the security of processed data.

Additional privacy and data protection laws and regulations are being adopted around the world, including in other jurisdictions in which we operate, and privacy enforcement by governmental authorities globally, particularly on data localization requirements and international data flows, has increased in recent years. Compliance with these new and changing laws has impacted, and may in the future impact, our business strategies, and unforeseen changes to privacy laws may affect our ability to tailor and personalize our products and services to meet our strategic goals or consumer expectations, which could adversely affect our business, results of operations, or financial condition.

Anti-Corruption

We are subject to various anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), that generally prohibit companies from promising, offering, or giving anything of value to foreign officials with the corrupt intent of influencing the foreign official for the purpose of obtaining or retaining business or gaining any improper advantage. Similar to the U.S. application and enforcement of the FCPA, various jurisdictions in which we operate have laws and regulations, including the U.K. Bribery Act 2010 and Chinese anti-corruption laws, aimed at preventing and penalizing corrupt behavior. In addition, our interactions and financial relationships with healthcare professionals and government officials (including individuals acting on behalf of hospitals or other institutions owned or controlled by a government body) are subject to varying degrees of regulation and restriction in the jurisdictions in which we operate. These regulations and restrictions are generally intended to protect against corruption and conflicts of interest in connection with the expenditure of government funds and to ensure fairness and transparency in their legislative, regulatory, and procurement processes.

Other Regulations

We are also subject to a variety of other laws and regulations in the United States and around the world. For example, we must comply with an increasing number of laws designed to combat abuses of human rights in our value chain. In addition, our selling practices are regulated by competition law authorities in the United States and around the world. We are also subject to laws and sanctions imposed by the United States (including those imposed by the U.S. Treasury Department’s Office of Foreign Assets Control and other authorities that may prohibit us or our affiliates from doing business in certain countries or restrict the type of business that may be conducted by us or our affiliates. For example, actions taken in response to the ongoing military conflict between Russia and Ukraine (the “Russia-Ukraine War”) have included the imposition of export controls and broad financial and economic sanctions against Russia, Belarus, and specific areas of Ukraine. In addition, we are subject to trade controls (including import and export restrictions, such as tariffs, sanctions, quotas, or trade barriers) imposed by the United States and other jurisdictions around the world. Enforcement activities under these laws and regulations could subject us to additional administrative and legal proceedings and actions, which could include claims for civil penalties, criminal sanctions, and administrative remedies.

Seasonality

While seasonality has a limited impact on the consolidated Net sales within all three of our reportable segments, we are subject to certain degrees of seasonal sales fluctuations. For example, in our Self Care segment, certain of our OTC products, such as Tylenol® and Motrin®, are typically purchased more frequently in preparation for the cold and flu season in the winter or, in the case of Zyrtec® and Benadryl®, during high allergy seasons in the spring and the fall. In addition, in our Skin Health and Beauty segment, sales of our products that contain SPF are typically higher in preparation for the summer, and sales of our products that contain moisturizers are typically higher in the fall and the winter. Finally, in our Essential Health segment, certain of our wound care products are typically purchased more frequently in the summer months.

Available Information

The Company’s main corporate website address is kenvue.com. All of the Company’s SEC filings are available free of charge on the Company’s investor relations website at investors.kenvue.com, as soon as reasonably practicable after having been electronically filed or furnished to the SEC. We file annual reports, quarterly reports, current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains an internet site that contains reports, proxy statements, information statements, and other information regarding issuers that file electronically with the SEC at https://www.sec.gov. The Company encourages investors and others interested in the Company to review the information posted to its investor relations site, the Company’s SEC filings, press releases, public conference calls, and webcasts.

Use of Website to Provide Information

From time to time, we have used, and expect in the future to use, our website as a means of disclosing material information to the public in a broad, non-exclusionary manner, including for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). Financial and other material information regarding the Company, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, is routinely posted on our website and accessible, free of charge, at investors.kenvue.com. In order to receive notifications regarding new postings to our website, investors are encouraged to enroll on our website to receive automatic email alerts. None of the information on our website is incorporated into this Annual Report on Form 10-K or any other filings the Company makes with the SEC.

Item 1A. RISK FACTORS

Summary of Risk Factors

The following is a summary of the principal factors that make an investment in Kenvue speculative or risky:

Risks Related to Our Business, Industry, and Operations

•Damage to our reputation and the reputation of our brands, including as a result of negative publicity, could impact our brand loyalty with consumers, customers, and third-party partners.
•We face substantial competitive pressures, including from multinational corporations, smaller regional companies, private-label brands, and generic non-branded products, in each of our reportable business segments and product lines and across all geographic markets in which we operate.
•Our ability to both innovate successfully and anticipate, understand, and respond appropriately to market trends, rapidly changing consumer and customer preferences, and shifting demand for our products.
•Our marketing efforts may be costly and inefficient, and may not successfully defend, maintain, or improve our reputation, our brands, or our market share positions in existing or new markets.
•Expanding our global operations requires significant resources and expenses, and we may not succeed due to various commercial, operational, and legal challenges associated with conducting business globally.
•We may face challenges in implementing our digital strategy across all aspects of our operations, and our digital strategy may lead us to pursue new offerings that are outside of our historical competencies and expose us to digital-related risks.
•Uncertainty in the development, deployment, use, and regulation of artificial intelligence in our internal processes, manufacturing operations, products, and services, as well as our business more broadly, could adversely affect us.
•The failure to realize the intended benefits of acquisitions and divestitures we have pursued or may pursue.
•The threats of counterfeit products, infringement of our intellectual property and other unauthorized versions of our products, which pose a risk to consumer health and safety and could damage our reputation.
•Our reliance on third parties in many aspects of our business, including to manufacture products, inherently involves a lesser degree of control over business operations, compliance matters, and cybersecurity.
•Disruptions to our manufacturing or supplier operations could adversely affect us.
•Inflationary pressures and related volatility in the cost or availability of raw materials and other inputs for our products, including due to military conflicts, tariffs, and other adverse economic or market conditions.
•Information security incidents, including cybersecurity breaches, interruption, breakdown, corruption, destruction, breach or failure of Technology Systems (as defined below) operated by us or a third party, which could result in reputational damage, operational disruption, and significant associated costs.
•Our ability to attract and retain a skilled workforce, reflecting our consumers, and to implement succession plans for our senior management.

Risks Related to Government Regulation, Legal Proceedings, and Financial and Economic Market Conditions

•Our ability to comply with a broad range of national and sub-national laws and regulations, and other requirements imposed by stakeholders, in the United States and around the world, including rapidly evolving requirements related to tax, trade, tariffs, manufacturing, ingredients, climate change, ESG, privacy, data protection, anti-corruption and human rights.
•We are, and could become, subject to legal proceedings and regulatory investigations that may result in significant expenses, liabilities (potentially in excess of accruals), and reputational damage.
•Concerns about the reliability, safety and efficacy of our products and their ingredients, which have resulted and could in the future result in litigation, including personal injury or class action litigation, regulatory action, reputational damage, product recalls, product reformulations, or product withdrawals.
•Legal proceedings related to talc or talc-containing products, such as Johnson’s® Baby Powder, sold outside the United States and Canada (pursuant to the Separation Agreement, J&J has retained the Talc-Related Liabilities (as defined below) for products sold in the United States and Canada), including personal injury claims alleging that talc causes cancer, and other risks and uncertainties related to our historic sale of talc or talc-containing products (talc-based Johnson’s® Baby Powder was discontinued globally in 2023).

•Our ability to successfully establish, maintain, protect, and enforce intellectual property rights that are, in the aggregate, material to our business, and our ability to successfully avoid violation of the intellectual property rights of others.
•Risks associated with conducting business globally, including foreign currency risks and impacts on our business related to ongoing and possible future conflicts, geopolitical events, or adverse economic or market conditions.

Risks Related to Our Relationship with J&J

•Our historical financial information may not necessarily reflect the results that we would have achieved as an independent, publicly traded company or what our results may be in the future.
•We may not achieve some or all of the expected benefits of the Separation, including because our business will experience a loss of corporate brand identity, historical market reputation, purchasing power, and access to certain resources from which we benefited as part of J&J.
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
•The failure to realize the intended benefits of our rebranding strategy in connection with the Separation and our continued use of legacy J&J branding, including ongoing use of the “Johnson’s®” brand.
•The transfer of certain assets, liabilities, and contracts from J&J to us contemplated by the Separation has not been completed and may be significantly delayed or not occur at all.
•We may not be able to replace necessary manufacturing operations, systems, and services when the transition services agreement (the “Transition Services Agreement”) and the transition manufacturing agreement (the “Transition Manufacturing Agreement,” and, together with the Transition Services Agreement, the “Transition Agreements”) we entered into with J&J in connection with the Separation expire or otherwise terminate.
•We may incur indemnification obligations to J&J, including for potentially uncapped amounts, for certain liabilities relating to our business activities.
•J&J has agreed to indemnify us for certain liabilities, including the Talc-Related Liabilities, but such indemnity may not be sufficient to protect us against the full amount of such liabilities or J&J may be unable to satisfy its indemnification obligations.

Risks Related to Ownership of Our Common Stock

•We cannot be certain that an active trading market for our common stock will be sustained.
•The stock price of our common stock may fluctuate significantly, including as a result of future sales by us or the perception that such sales may occur.
•We have debt obligations that impose certain restrictions on our business.
•We are a holding company and depend on the ability of our subsidiaries to pay dividends and make other payments and distributions to us in order to meet our obligations.

An investment in our securities involves risks and uncertainties. In addition to the other information in this Annual Report on Form 10-K, you should consider carefully the factors set forth below. We seek to identify, manage, and mitigate risks to our business, but risks and uncertainties are difficult to predict and many are outside of our control and therefore cannot be eliminated. You should be aware that it is not possible to predict or identify all of these factors and that the following is not meant to be a complete discussion of all potential risks or uncertainties. If known or unknown risks or uncertainties materialize, our business, results of operations, or financial condition could be adversely affected, potentially in a material way, which could adversely affect our business, results of operations, or financial condition.

Risks Related to Our Business and Industry

Our brands are critical to our success, and damage to our reputation or our brands could adversely affect us.

Our ability to compete successfully depends on the strength of our brands. The vast majority of our Net sales are derived from products bearing proprietary trademarks and trade names, and these trademarks and trade names convey that the products we sell are “brand name” products. Developing and maintaining the reputation of our brands is a critical component of our relationship with consumers, customers and third-party partners, including healthcare professionals, celebrities, and influencers. We believe consumers, customers, and third-party partners value and trust the reputation, reliability, and status of our brands and the quality, performance, and functionality of our products. As a result, we devote significant time and resources to programs designed to grow, protect, and preserve our brands. However, these efforts may not be successful, and failure to maintain the value of our brands could impact our brand loyalty with consumers, customers, and third-party partners and otherwise adversely affect our business, results of operations, or financial condition.

Our reputation and our brands have in the past been, and could in the future be, damaged by negative publicity, whether or not valid. Negative publicity could relate to our company, our brands, our products, our supply chain, our ingredients, our packaging, our ESG practices, our employees, or any other aspect of our business. Negative publicity that damages one of our brands could be compounded by having an adverse effect on our other brands or our company as a whole.

Our reputation or our brands could also be adversely affected by negative publicity related to our industry, our competitors, our competitors’ products, our customers, or our third-party partners, including healthcare professionals, celebrities, influencers, manufacturers, suppliers, distributors, and others with whom we have relationships, even if the publicity is not directly related to our company or our brands and is not accurate. Our reputation or our brands could be adversely affected if our customers or third-party partners fail to maintain high ethical, social, environmental, health and safety standards; fail to comply with local laws and regulations; or become subject to other negative events or adverse publicity. While we have policies and procedures in place for managing third-party relationships, it may not be possible to fully ensure that third parties adhere to the same standards and values that we do or to replace third-party partners in a timely or cost-effective manner. See “—Risks Related to Our Operations—We rely on third parties in many aspects of our business, including to manufacture certain of our products, which exposes us to additional risks that could adversely affect us.”

Finally, widespread use of digital and social media platforms around the world has greatly increased the accessibility of information and misinformation and the speed with which it is disseminated, which has made, and likely will continue to make, maintaining our reputation and our brands more challenging.

We operate in highly competitive product markets and competitive pressures could adversely affect us.

We face substantial competition in each of our reportable business segments and product lines and across all geographic markets in which we operate. We compete with companies of all sizes on the basis of numerous factors, including cost-effectiveness; product performance; real or perceived product advantages; intellectual property rights; advertising and promotional activities; implementation of digital and omnichannel strategies; adoption of technological advancements; sponsorship initiatives; brand recognition and loyalty; consumer convenience; pricing; and geographic reach. The entry of new competitors of all sizes could increase these and other competitive pressures in the future. We may be unable to anticipate the timing and scale of the threats posed by our competitors or to successfully respond to them. These competitive pressures and the cost of responding to them, including management time and out-of-pocket expenses, could adversely affect our business, results of operations, or financial condition.

Certain of our competitors are multinational corporations that may have greater resources and a larger market share than we do. These competitors could introduce competing products more quickly, respond more effectively to changing business and economic conditions and evolving consumer preferences, outspend us on advertising and promotional activities, or possess greater negotiating leverage with customers, manufacturers, suppliers, distributors, and other third-party partners. In addition, we face competition from smaller companies that often operate on a regional basis. Many of these companies have benefited from the substantial growth in e-commerce and focus extensively on DTC or other non-traditional, digital business models.

Our products also compete with retailers’ private-label brands and generic non-branded products, which are typically sold at lower prices than our branded products. An increase in the availability and acceptance of private-label brands and generic non-branded products around the world could cause us to reduce the prices of some of our products to maintain sales volume, which could adversely affect the profitability and market share of those products and otherwise adversely affect our business, results of operations, or financial condition. Although we believe that our branded products provide superior quality, performance and functionality, we cannot predict with certainty the extent to which consumers will continue to favor our branded products over private-label and generic non-branded products, particularly during periods when economic conditions are uncertain.

If we are unable to anticipate, understand, and respond appropriately to market trends and rapidly changing consumer and customer preferences in a timely manner, we could be adversely affected.

Our success is increasingly dependent on our ability to anticipate, understand, and respond appropriately to market trends and rapidly changing consumer and customer preferences more quickly than our competitors. This requires us to effectively leverage digital technology and data analytics to gain new commercial insights and develop targeted marketing and advertising initiatives to reach consumers and customers. To maintain our success and increase our consumer and customer base, we must continually work to maintain and enhance the reputation of our brands; develop, manufacture and market new products with differentiated benefits; maintain or expand our presence in existing and emerging distribution channels; anticipate and adapt to evolving scientific knowledge and advances; successfully manage our inventories; and modernize and refine our approach as to how and where we manufacture, market, and sell our products. Furthermore, market trends and consumer preferences and purchasing patterns may vary by geographic region, which could present challenges for our brands that have global distribution footprints. If we are unable to anticipate, understand, and respond appropriately to market trends and rapidly changing consumer and customer preferences, we may experience lower sales or increased pricing pressures, leading to excess inventory levels or lower gross margins, which could adversely affect our business, results of operations, or financial condition.

If our marketing efforts are not successful, we could be adversely affected.

Our business, results of operations, or financial condition could be adversely affected if we are unable to maintain and promote a favorable perception of our brands and products on a cost-effective basis. Our recent creation of the Global Content Factory, a production agency ecosystem that we employ to drive relevant content in all of our markets while reducing our costs, as well as our recent integration of new creative and media agencies, may not advance our brands to the extent or as quickly as we expect. Further, reliance on third parties in our marketing strategy, particularly as consolidation increases in the media and advertising industry, including key agencies we employ, could disrupt our marketing operations.

We use various media, including digital, social media, and mobile communication channels, in connection with our marketing efforts. Our effectiveness in doing so depends on the successful implementation of our digital strategy. See “—We may face challenges in implementing our digital strategy, which could adversely affect us.” Our effectiveness also depends on our ability to develop and deploy effective marketing assets. In addition, our advertising and promotional activities may become increasingly expensive, particularly as we adapt to new and evolving media platforms and communication channels and as media concentrates in certain platforms. Our competitors could spend more resources on their marketing efforts, use more efficient and effective marketing initiatives than we do, or secure more effective endorsements from key opinion leaders or influencers, any of which may provide our competitors with a competitive advantage. Generating a meaningful return on our marketing efforts may become increasingly difficult, and even if our marketing efforts do yield increased Net sales, the increase in Net sales may not offset the expenses we incur.

If claims that are made as part of our advertising and promotional activities, whether they are made by us or by third-party partners, become subject to legal or regulatory proceedings, it could damage our reputation or our brands, cause us to alter our marketing initiatives in ways that could adversely affect our sales, or result in the imposition of significant damages or other penalties against us.

Furthermore, if claims made by us or our third-party partners do not comply with the Endorsement Guides or any requirements of the FTC Act or similar state requirements, then the FTC and state authorities could subject us to investigations and enforcement actions, impose penalties, require us to pay monetary consumer redress, require us to revise our marketing materials, or require us to accept burdensome injunctions, any of which could adversely affect our business, results of operations, or financial condition.

An inability to successfully expand our global operations could adversely affect our business, results of operations, or financial condition.

In recent years, we have grown, and we intend to continue to grow, our business by expanding our global operations. In seeking to expand our operations in geographic markets where we currently have a presence or to establish operations in new geographic markets where we do not currently have a presence, we expect, as we have in the past, to invest significant resources, incur significant expenses, and face various challenges, including those related to compliance with market-specific laws or regulations, gaining acceptance of our products from consumers, customers, and third-party partners, and expanding our sales force and other personnel in those markets. We cannot predict with certainty the extent to which our products and our marketing efforts will be accepted or successful in any particular market, and it is possible that positive returns on our investments in a market will not be achieved for several years, or at all.

Furthermore, as we continue to expand our global operations, the variety and magnitude of risks associated with conducting business around the world may increase, which could have an adverse effect on our business, results of operations, or financial condition. See “—Risks Related to Financial and Economic Market Conditions—We face a variety of risks associated with conducting business around the world, including foreign currency fluctuations, and these risks will increase as we continue to expand our global operations.”

We may face challenges in implementing our digital strategy, which could adversely affect us.

Over the last several years, we have pursued a new digital strategy across all aspects of our operations, and we intend to continue to accelerate our implementation of this strategy in the future. Effective implementation of our digital strategy has required, and will require, significant investments in our digital platforms, including information technology systems, and significant development and expansion of our digital capabilities, including data science, data analytics, artificial intelligence, machine learning, natural language processing, and other developing and emerging platforms.

Our pursuit of this strategy has led us in recent years to promote new services, including e-commerce, and introduce innovative new products and connected health offerings, including the Zyrtec® AllergyCast app and the Neutrogena® Skin360 app, that are outside of the traditional services and products we have historically provided to our consumers and customers. Expanding our service and product offerings through digital initiatives will expose us to additional risks and uncertainties associated with conducting business digitally, including the speed with which technology changes, technical failures, information security or cybersecurity incidents, consumer privacy and data protection concerns, ethical concerns, changes in state tax regimes and government regulation of internet activities, software, data collection, and other digital activities. See “—Risks Related to Our Operations—An information security incident, including a cybersecurity breach, or the failure of an information technology or operational technology system owned or operated by us or a third party, could adversely affect us.” and “—Risks Related to Government Regulation and Legal Proceedings—A breach of privacy laws or unauthorized access, loss or misuse of personal data could adversely affect us.”

We may not be able to respond appropriately to these risks and uncertainties, or we may otherwise face challenges as we continue to implement our digital strategy. If we are unable to improve our data quality and access, drive e-commerce success, enhance our precision marketing capabilities, or otherwise realize the intended benefits of our digital strategy, we may decide to adjust our focus on digital operations, or the pace at which we pursue our digital strategy, which could adversely affect our business, results of operations, or financial condition.

Uncertainty in the development, deployment, use and regulation of artificial intelligence in our internal processes, manufacturing operations, products and services, as well as our business more broadly, could adversely affect us.

We are piloting the use of systems and tools that incorporate artificial intelligence-based technologies, including generative artificial intelligence, in connection with supply chain and operations, content creation, as well as in various Kenvuer productivity enhancement use cases. As with many new and emerging technologies, artificial intelligence presents numerous risks and challenges that could adversely affect our business. The development, adoption, integration, and use of generative artificial intelligence technology remains in early stages, and ineffective or inadequate artificial intelligence governance, development, use, or deployment practices by us or third parties could result in unintended consequences. In addition, any latency, disruption, or failure in our artificial intelligence systems or infrastructure could result in delays or errors in our offerings. Inadequate governance, testing, or quality assurance processes could result in flawed deployments, producing erroneous or harmful outputs, which could damage our reputation and lead to regulatory complications and legal liabilities. Developing, testing, and deploying resource-intensive artificial intelligence systems may require additional investment and increase our costs. There also may be real or perceived social harm, environmental costs, unfairness, or other outcomes that undermine public confidence in and approval of the deployment and use of artificial intelligence. Furthermore, third parties may deploy artificial intelligence technologies in a manner that reduces customer demand for our products and services. Any of the foregoing may result in decreased demand for our products and services or harm to our business, financial condition, results of operations, or reputation.

The legal, regulatory and ethics landscapes around the use of artificial intelligence technologies, including generative artificial intelligence, is rapidly evolving and uncertain, including in relation to the areas of intellectual property, cybersecurity, and privacy and data protection. While we continue to implement our artificial intelligence governance based on the National Institute of Standards and Technology Artificial Intelligence Risk Management Framework, the use of artificial intelligence tools may compromise our confidential or sensitive information, result in unauthorized processing of personal data, put our intellectual property at risk or cause us to infringe on others’ intellectual property rights, which could in turn damage our reputation. Additionally, third parties that license artificial intelligence technologies to us may impose unfavorable licensing terms or terminate the licenses altogether which would require us to seek licenses from alternative sources to avoid disruptions in feature delivery. Compliance with new or changing laws, regulations, or industry standards relating to artificial intelligence may impose significant operational costs and may limit our ability to develop, deploy, or use artificial intelligence technologies.

Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.

The rapidly changing retail landscape, including our increasing dependence on key customers in developed markets, changes in the policies of our customers and the emergence of e-commerce and other alternative retail channels, could adversely affect us.

Our products are sold in a highly competitive global marketplace, which, in recent years, has experienced increased retail trade concentration, the emergence of retail buying alliances, the rapid growth of e-commerce, and the integration of traditional and digital operations at key customers. As a result of these trends, certain large-format customers have significant bargaining strength and represent a significant proportion of our total Net sales. Customers have used, and may continue to use, their bargaining strength as leverage to demand increased investments across a diverse platform, inclusive of data, retail media, search, higher trade discounts, logistical services, or fines and promotion, which could lead to reduced sales or profitability. For a discussion of increased retail trade concentration in our industry and its impact on us, including the impact of our largest customers, refer to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Key Factors Affecting Our Results” in Part II, Item 7 included herein.

Although we have formed long-term relationships with many of our key customers, our contracts with these customers typically have stated terms of one to three years. Accordingly, these relationships could change on short notice, and the terms of our future agreements with such customers are subject to periodic negotiation. We may not have any recourse in the event a customer no longer wants to purchase products from us or reduces the number of items it purchases from us. The loss of or significant reduction in sales to a key customer or a significant number of smaller customers could adversely affect our business, results of operations, or financial condition.

We also have been, and may continue to be, negatively affected by changes in the policies or practices of our customers surrounding their inventory levels, fulfillment requirements, shelf space allocation, environmental or sustainability requirements, supply chain, packaging standards or initiatives, and other conditions. Moreover, the standards or initiatives established by our customers may conflict with one another, as has been the case with various “clean beauty” sustainability standards, which could impose additional costs on us and otherwise present challenges, particularly for our brands that have global or large distribution footprints.

In addition, the retail landscape in many markets continues to evolve as a result of the rapid growth of e-commerce retailers and price comparison websites, changing consumer preferences and purchasing patterns (as consumers increasingly shop online and via mobile and social media applications) and the increased presence of alternative retail channels, such as subscription services and DTC businesses. These trends have accelerated in recent years. The rapid growth of e-commerce and the emergence of alternative retail channels have created, and may continue to create, pricing pressures for us and our customers or otherwise adversely affect our relationships with our customers. If we are not successful in continuing to adapt or effectively react to these trends, our business, results of operations or financial condition could be adversely affected. See “—If we are unable to anticipate, understand, and respond appropriately to market trends and rapidly changing consumer and customer preferences in a timely manner, we could be adversely affected.”

Significant challenges or delays in our innovation and development of new products and technologies could adversely affect us.

We cannot predict with certainty when or whether we will be able to develop products and technologies, or otherwise license or acquire new products and technologies, and whether they will be commercially successful.

Developing new products and technologies is a complex, time-consuming, and costly process. Any new product may not generate sufficient consumer and customer interest and sales to become a profitable product or to cover the costs of its development and promotion. Our ability to achieve a successful launch of a new product could also be adversely affected by actions taken by competitors in response to the launch, such as increased advertising and promotional activities with respect to competing products. The success of a product can also be adversely affected by concerns about the reliability, safety or efficacy of the product or an ingredient used in the product. See “—Risks Related to Government Regulation and Legal Proceedings—Concerns about the reliability, safety, or efficacy of our products or their ingredients could result in litigation, regulatory action, reputational damage, product recalls, product reformulations, or product withdrawals, which could adversely affect us.”

In addition, our ability to develop innovative new products could be adversely affected if third parties allege that we are infringing on, misappropriating, or otherwise violating their intellectual property rights. If, in the course of identifying or developing new products, we are found to have infringed the intellectual property rights of others, directly or indirectly, our ability to develop innovative new products could be adversely affected. Even if it is ultimately determined that we did not infringe, a claim of infringement could delay our launch of a new product or increase the cost of its development. See “—Risks Related to Government Regulation and Legal Proceedings—We may not be able to successfully establish, maintain, protect, and enforce intellectual property rights that are, in the aggregate, material to our business.”

We have pursued, and expect to continue to pursue, acquisitions and divestitures, which exposes us to additional risks that could adversely affect us.

As part of our growth strategy, we may pursue acquisitions of businesses, brands, assets, and technologies from third parties in the future. Pursuing acquisition targets, signing and closing acquisition transactions, and integrating acquired businesses, brands, assets, and technologies into our ongoing operations involve numerous potential risks that could adversely affect our business, results of operations, or financial condition, including diverting management’s attention; receiving necessary consents, clearances, and approvals in connection with a transaction; successfully integrating operations; operating in new lines of business or markets; retaining key employees, partners, suppliers, and customers of the acquired business; and encountering other unanticipated problems or liabilities.

Moreover, our acquisitions have in the past resulted in, and could in the future result in, substantial exposure to contingent liabilities, such as litigation, indemnification claims, and earn-out obligations. The occurrence of these or other costs of acquisitions, such as incurrence of substantial additional debt or transaction costs or impairment of goodwill or other intangible assets, could adversely affect our business, results of operations, or financial condition. See Note 17, “Commitments and Contingencies,” to the Consolidated Financial Statements included herein, including with respect to indemnification claims related to OTC Zantac products sold by third parties in the United States.

In addition, we have divested, and expect to continue to periodically divest in the future, businesses, brands, and assets as part of ongoing efforts to refine our portfolio and redefine our strategic priorities. These divestitures may adversely affect our business, results of operations, or financial condition if we are unable to offset the dilutive impacts from the loss of Net sales and profits associated with the divested businesses, brands, or assets or otherwise achieve the anticipated benefits or cost savings from the divestitures. Furthermore, businesses, brands, or assets under consideration for, or otherwise subject to, divestiture may be adversely impacted prior to completion of the divestiture, which could adversely affect our business, results of operations, or financial condition.

Counterfeit, intellectual-property-infringing, or other unauthorized versions (“Counterfeit Copies”) of our products, particularly in our OTC business, could harm consumers and adversely affect us.

Our industry, including our business, continues to be challenged by illegal counterfeiting. We have anticounterfeiting initiatives in place and work closely with government regulators and law enforcement officials to prevent and stop these activities. Nonetheless, third parties have illegally distributed and sold, and may in the future illegally distribute and sell, Counterfeit Copies of our OTC medicines or other products, which do not meet our rigorous manufacturing and testing standards. Such Counterfeit Copies of our products may contain harmful substances, the wrong dose of an active pharmaceutical ingredient (“API”) or no API at all, depriving consumers of the therapeutic benefit of these products. However, to distributors and consumers, Counterfeit Copies may be visually indistinguishable from the authentic versions and, as a result, the Counterfeit Copies may be sold by retailers or purchased by consumers in error. In particular, we may be unable to prevent sales of Counterfeit Copies online, particularly as our sales on various e-commerce platforms grow. The internet exposes consumers to greater risk because it is a preferred vehicle for Counterfeit Copies. Counterfeit Copies pose a risk to consumer health and safety because of the conditions under which they are manufactured, which are often in unregulated, unlicensed, uninspected, and unsanitary sites, as well as the lack of regulation of and information about their contents.

Counterfeit Copies could adversely affect our business, results of operations, or financial condition by being mistakenly attributed to, or impacting consumer confidence in, our authentic products, potentially resulting in lost sales, damage to our reputation or our brands, product recalls, and an increased threat of legal or regulatory proceedings.

Risks Related to Our Operations

We rely on third parties in many aspects of our business, including to manufacture certain of our products, which exposes us to additional risks that could adversely affect us.

We rely on relationships with third parties, including manufacturers, suppliers, distributors, contractors, logistics providers, and other external business partners. If we are unable to effectively manage our third-party relationships or there is a failure of these third parties to meet their obligations to us, our business, results of operations or financial condition could be adversely affected. While we have policies and procedures for managing these relationships, they inherently involve a lesser degree of control, thereby potentially increasing our reputational, legal, financial, and operational risk. If our third-party partners fail to comply with applicable laws, regulations, or standards, our reputation or our brands could be damaged, and we could be exposed to litigation, investigations, enforcement actions, monetary liability, and additional costs. Moreover, some of our third-party partners are located outside the United States, which exposes us to additional risks inherent to conducting business around the world.

In particular, we partner with third parties to manufacture certain of our key products, such as Tylenol® and Zyrtec®. We depend on these third-party manufacturers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis and at acceptable prices. However, these third-party manufacturers may not be able to meet our near-term or long-term manufacturing requirements, which could result in lost sales and otherwise adversely affect our business, results of operations, or financial condition. Other risks associated with our reliance on third parties to manufacture products include reliance on third parties for regulatory compliance and quality assurance, potential misappropriation of our intellectual property by third parties or their employees, limited ability to manage our inventory, possible breach of the manufacturing agreement by the third party, and the possible termination or nonrenewal of the manufacturing agreement by the third party at a time that is costly or inconvenient for us. Moreover, if any of our third-party manufacturers suffers any damage to its facilities, loses benefits under material agreements, experiences power outages or cybersecurity issues, encounters financial difficulties, is unable to secure necessary raw materials from its suppliers or suffers any other disruption, we may be adversely impacted. In the event that such a disruption occurs, we may need to seek and source other qualified third-party manufacturers, likely resulting in further delays and increased costs, which could adversely affect our business, results of operations, or financial condition. See “—Disruptions to our manufacturing or supplier operations could adversely affect us.”

In connection with the Separation, we have replaced, and continue to replace, certain of our existing contracts with third parties and, with respect to certain contracts, including contracts related to information technology and cybersecurity matters, that are intended to be transferred, in whole or in part, from J&J to us, we have obtained, and may in the future need to obtain further, consents or approvals from third parties. If we are unable to obtain these replacement contracts or required consents or approvals, or if we can only do so on less favorable terms, our business, results of operations, or financial condition could be adversely affected. See “—Risks Related to Our Relationship with J&J—The transfer of certain contracts and other assets and rights from J&J to us may require the consents or approvals of third parties and governmental authorities, and failure to obtain these consents or approvals could adversely affect us.” In addition, upon expiration or termination of the Transition Agreements entered into with J&J in connection with the Separation, we may need to engage alternative third-party sources to provide certain services that J&J currently provides, which could further increase our exposure to the risks related to reliance on third parties. See “—Risks Related to Our Relationship with J&J—J&J may fail to perform under the Transition Agreements, or we may fail to have replacement arrangements in place when these agreements expire.”

Disruptions to our manufacturing or supplier operations could adversely affect us.

Our ability to meet the needs of our consumers and customers depends on the proper functioning of our manufacturing and supplier operations. Our manufacturing operations require the timely delivery of sufficient amounts of complex, high-quality components and materials. Interruptions or delays in our internal operations, or those of our third-party partners, could adversely affect our business, results of operations, or financial condition. These disruptions could be caused by a number of factors, including regulatory action, quality control or safety issues, labor disputes, or the lack of availability of qualified personnel, concentration or insolvency of manufacturers or suppliers, site-specific incidents, natural disasters, raw material shortages, increases in the cost of components and materials for our products, political unrest, terrorist attacks, cybersecurity incidents, epidemics, pandemics, global shipping, logistics, transport and warehousing constraints, governmental incentives and controls (including import and export restrictions, such as new or increased tariffs, sanctions, quotas, or trade barriers), other unfavorable economic or market conditions, trade embargoes, customs and tax requirements, and similar factors.

We have in the past faced, and may in the future face, unanticipated interruptions and delays in manufacturing through our internal and external supply chain. Manufacturing or supplier disruptions could result in product shortages, declining sales, reputational damage, or significant costs, which could adversely affect our business, results of operations, or financial condition. In addition, although we currently operate in-house manufacturing sites and source from hundreds of suppliers around the world, some of our products are currently manufactured at a single location or a limited number of locations. Despite our goal of having two or more active sources of supply for all critical materials or to build appropriate safety stock, we purchase certain key components and materials for our products, including APIs required to manufacture Tylenol®, from single-source suppliers or a limited number of suppliers. As a result, a disruption that only impacts a single manufacturer, manufacturing facility, or supplier could nonetheless have an adverse effect on our business, results of operations, or financial condition.

Our current third-party partners may not be able to continue to manufacture or supply required quantities at preferential prices or accommodate our anticipated growth. New manufacturers and suppliers may need to be qualified under industry and governmental standards as well as our own ethical and business partner standards, which can require a significant amount of resources. If we are unable to enter into relationships with new manufacturers or suppliers or replace the loss or unavailability of any of our existing manufacturers or suppliers on a timely basis, or at all, our business, results of operations, or financial condition could be adversely affected.

Disruptions to our distribution operations could adversely affect our ability to deliver our products to consumers and customers.

Our ability to receive inventory and deliver products to distributors, customers, and consumers on a timely basis depends on the proper functioning of our manufacturing, supplier, and distribution operations, and interruptions or delays in these operations could adversely affect our business, results of operations, or financial condition. Distribution disruptions can occur for many reasons, including manufacturing or supplier disruptions, labor disputes or shortages, concentration or insolvency of distributors or logistics providers, site-specific incidents, natural disasters, political unrest, terrorist attacks, cybersecurity incidents, epidemics, pandemics, other unfavorable economic or market conditions, trade embargoes, customs and tax requirements and similar factors, increases in transportation or shipping costs, issues with overseas shipments, reductions in the transportation capacity of carriers, disruptions to transportation infrastructure, and other unexpected delivery interruptions or delays.

We are also subject to risks of damage to, or loss of, our products while they are stored in our warehousing facilities or being delivered by our shipping vendors. Distributors, customers, and consumers rely on timely receipt of our products and any repeated, intermittent or long-term disruption to, or failure of, the operations of our warehousing and distribution facilities could lead to lower sales and profitability, excess inventory, reputational damage or loss of loyalty to our brands. In addition, as we continue to grow our business, we may need to continue to update or expand our warehousing and distribution facilities, which may require significant amounts of capital, or engage additional third-party distributors and shipping vendors, which may increase the risks to our business associated with reliance on third parties. See “—We rely on third parties in many aspects of our business, including to manufacture certain of our products, which exposes us to additional risks that could adversely affect us.”

Volatility in the cost or availability of raw materials and other inputs for our products, including due to military conflicts, has adversely affected, and could in the future continue to adversely affect us.

The manufacturing and distribution of our products involves a variety of raw materials, including resins, silicon, pulp and corn derivatives, paper, agrochemicals, vegetable oils and oleochemicals; and other inputs, including energy, labor, transportation (such as trucks, containers, and ocean freight), and logistics services. Any increase in the cost, or constraint on the availability, of these or other inputs could adversely affect our business, results of operations, or financial condition. Volatility in the cost or availability of these or other inputs for our products can occur for many reasons, including changes in consumer and customer preferences and purchasing patterns, regulatory action, safety issues, labor issues, concentration or insolvency of suppliers, site-specific incidents, natural disasters, political unrest, terrorist attacks, cybersecurity incidents, epidemics, pandemics, other unfavorable economic or market conditions, trade embargoes, customs and tax requirements, currency fluctuations, and similar factors.

Inflationary pressures have increased in recent years, and may increase in the future, impacting the costs of raw materials, packaging components, and other inputs for our products. Since 2021, we have experienced, and we may in the future experience, higher than expected inflation, including escalating transportation, commodity, and other supply chain costs and disruptions that have adversely affected, and could in the future adversely affect, our results of operations. We were able to mitigate some of these impacts through 2023 and 2024 with deflationary impacts seen in certain cost areas. Nonetheless, inflationary pressures may again increase and supply chain disruptions may persist. We strive to maintain our usual profit margins in economies experiencing high inflation rates, which has in the past caused us (including in response to recent periods of high inflation in the United States), and may in the future cause us, to increase our prices where possible and to implement supply chain optimization initiatives to partially offset the adverse effects of the high inflation. During 2023 and 2024, we partially offset the impact of prior inflationary increases through price increases, in addition to continued supply chain optimization initiatives. However, if our costs continue to be subject to inflationary pressures, we may not be able to offset the higher costs through price increases, achieve cost efficiencies, or otherwise manage the exposure through sourcing strategies, ongoing productivity initiatives, and the use of commodity hedging contracts, which could adversely affect our business, results of operations, or financial condition. In addition, even if we are initially able to increase the prices of our products, we may not be able to sustain these price increases, or sustained price increases may eventually lead to a decline in sales volume. As a result, inflationary pressures could damage our reputation or our brands or lead to loss of profitability or market share, which could adversely affect our business, results of operations, or financial condition.

In addition, in certain cases, our relationship with a particular supplier may not be governed by a contract and the supplier could discontinue our supply at any time. This risk may be magnified in economies experiencing high inflation rates, as suppliers could respond to inflationary pressures by reallocating supply to competitors that are willing to pay more for the applicable materials or components. If we are unable to procure key raw materials or packaging components for our products at a reasonable cost, or at all, our business, results of operations, or financial condition could be adversely affected.

If we are unable to accurately forecast demand for our products, we could be adversely affected.

To ensure adequate inventory supply, we forecast inventory needs and place orders with our third-party manufacturers before firm orders are placed by our consumers or customers. Factors that could affect our ability to accurately forecast demand for our products include an unanticipated increase or decrease in demand for our products; our failure to accurately forecast acceptance for new products; product introductions by competitors; unanticipated changes in general market conditions; the impact of incidence rates for illnesses certain of our products address; the seasonal nature of certain of our products, including as a result of unseasonable weather conditions; the impact on demand due to natural disasters, weakening of economic conditions or consumer or customer confidence in future economic conditions; and terrorism or acts of war, or the threat thereof, or political or labor instability or unrest.

If we fail to accurately forecast consumer and customer demand for our products, we may experience excess inventory levels or a shortage of product. Excess inventory levels may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could damage our reputation and otherwise adversely affect our business, results of operations, or financial condition. In addition, if we underestimate the demand for our products, our third-party manufacturers may not be able to manufacture products in quantities that are sufficient to meet our consumer or customer requirements, which could result in delays in the shipment of our products, lost sales, and damage to our reputation and customer and distributor relationships. The difficulty in forecasting demand may also make it difficult to estimate our future results of operations or financial condition from period to period.

We may not fully realize the expected cost savings and/or operating efficiencies associated with our restructuring programs, including the 2024 Multi-Year Restructuring Initiative, or our strategic initiatives, which could adversely affect us.

From time to time we implement restructuring or strategic initiatives intended to maintain long-term sustainable growth, such as the 2024 Multi-Year Restructuring Initiative, which is designed to build on our strengths, improve our underlying information technology infrastructure, and optimize our cost structure by rebalancing resources to better position us for future growth. We cannot guarantee that we will be able to successfully implement these restructuring programs or strategic initiatives, that we will achieve or sustain the intended benefits under these programs, or that the benefits, even if achieved, will be adequate to meet our long-term growth and profitability expectations, which could in turn adversely affect our business. In addition, such restructuring or strategic initiatives may result in reduced productivity and diminished workforce morale, which can cause these initiatives to suffer. If market conditions improve, renewed business growth may strain our existing resources and we may not be able to effectively scale in response.

An information security incident, including a cybersecurity breach, or the failure of an information technology or operational technology system owned or operated by us or a third party, could adversely affect us.

Our business is increasingly dependent on informational technology systems; operational technology systems; networks and services, including internal and public internet and intranet sites; data hosting and processing facilities and technologies; cloud-based services and hardware; physical security systems; digital, social media, and mobile technology platforms and other hardware; software-enabled shop-floor manufacturing and distribution automation systems or operational technology; software and technical applications and platforms (collectively, “Technology Systems”), some of which are managed, hosted, provided or used by third parties, including cloud-based service providers and their vendors.

Our Technology Systems and those of third-party partners could be interrupted, damaged, invaded, corrupted, or breached or cease to function properly due to any number of causes, including catastrophic events, natural disasters, power outages, computer and telecommunications failures, improper data handling, phishing attempts, cyberattacks, malware and ransomware attacks, security breaches, security incidents, or employee or other insider error or malfeasance. In particular, extensive information security and cybersecurity threats, which affect companies globally, pose a risk to the security and availability of these systems and networks and the confidentiality, integrity and availability of our sensitive data. The overall increase in supply chain attacks on companies generally and our interdependency on third-party partners increase the potential for supply disruptions and service outages.

Certain of our third-party partners and their vendors have access to portions of our Technology Systems, and any attack on the Technology Systems of these third-party partners or their vendors could then be used to attempt to infiltrate our Technology Systems. Furthermore, any cybersecurity incident impacting our third-party partners or their vendors may adversely affect our business, results of operations, or financial condition even if the breach does not directly impact our Technology Systems. If the market for third parties that provide the Technology Systems we use in our business were to contract or converge in the future, this may increase both the challenge in identifying capable service providers and the potential impact of a breach incident with any single service provider.

Cyberattacks and other cybersecurity incidents are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage) and expertise. Our Technology Systems and those of third-party partners have been, and likely will continue to be, subject to advanced computer attacks, including viruses or other malicious code, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking, and other cyberattacks. In addition, the global threat of cyberattacks has increased in response to global conflicts, including the Russia-Ukraine War. See “—Risks Related to Financial and Economic Market Conditions—Acts of war, military actions, terrorist attacks, or civil unrest could adversely affect us.”

We continually assess these threats and make investments to increase internal protection, detection and response capabilities, and ensure the third parties with which we partner and their vendors have the required capabilities and controls to address these risks. However, our security efforts may not prevent or timely detect interruptions, breakdowns, invasions, corruptions, destructions, breaches, cyberattacks, or other compromises of or interruptions to our Technology Systems or those of third parties with which we partner or their vendors (collectively, “Interruptions”), and we may not be able to timely remediate any Interruptions that we detect, which could adversely affect our business, results of operations, or financial condition. We may not be able to ensure that the technologies, capabilities, and controls third-party partners employ to protect the integrity and security of their Technology Systems will provide adequate protection. In addition, we and our third-party partners periodically upgrade Technology Systems or adopt new technologies. If an upgrade to a Technology System or a newly adopted technology that is used in our business does not function as designed or for its intended purpose, or increases our exposure to a cyberattack or cybersecurity incident, our business, results of operations, or financial condition could be adversely affected.

To date, we have not experienced any material impact to our business or operations resulting from information security or cybersecurity incidents. However, due to the frequency with which attack techniques change and the increased volume and sophistication of attacks, there is the continuous potential for our business, results of operations, or financial condition to be adversely affected by an information security or cybersecurity incident involving us or a third party with which we partner or its vendor, which could result in reputational, competitive, operational, or other business harm as well as financial costs and regulatory action. Moreover, we expect that the variety and magnitude of risks associated with our use of Technology Systems will increase as we continue to implement our digital strategy and as our third-party partners similarly expand their digital operations.

While we currently maintain cybersecurity insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on financially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. See “—Insurance coverage, even where available, may not be sufficient to cover losses we may incur.” In addition, limitation of liability or indemnity provisions in our contracts, including with vendors and service providers, may not be enforceable or adequate or otherwise protect us from any liabilities or damages for an information security or cybersecurity incident with respect to any particular claim.

In connection with the Separation, we continue to work to separate our Technology Systems from J&J’s Technology Systems. Any of the foregoing risks may be exacerbated by the Separation as a result of the required transition of our Technology Systems and related transfer of data. See “—Risks Related to Our Relationship with J&J—We have incurred and continue to incur significant charges in connection with the Separation and incremental costs as an independent, publicly traded company.”

For additional information about risks related to privacy and data protection matters, see “—Risks Related to Government Regulation and Legal Proceedings—A breach of privacy laws or unauthorized access, loss or misuse of personal data could adversely affect us.”

For additional information about Kenvue’s cybersecurity risk management, strategy, governance, and incident disclosures, see Part I, Item 1C, “Cybersecurity.”

Our business depends on our ability to attract and retain talented, highly skilled employees who reflect our consumers and on the succession of our senior management.

Our business depends on our ability to attract and retain talented employees, who have a multitude of experiences and skill sets, and who represent all of our consumers. The market for highly skilled personnel and leaders in our industry is extremely competitive, and our ability to compete depends on our ability to hire, develop, motivate, and retain highly skilled personnel and leaders. A failure to understand our consumers and maintain our brands and our reputation could adversely affect our ability to attract and retain top talent and thus our ability to develop, market, and sell successful products. Negative perception of our belonging and inclusion philosophy, whether due to our perceived over- or under-emphasis, may likewise result in issues hiring or retaining employees, as well as potential litigation or other adverse impacts. Furthermore, our ability to attract and retain talent has been, and may continue to be, impacted to varying degrees by challenges in the labor market that emerge from time to time, such as wage inflation, labor shortages, changes in immigration laws and government policies, and a shift toward remote work and other flexible work arrangements.

In connection with the Separation, we hired and integrated a significant number of employees on an expedited basis, and the Separation has resulted in new and increased demands on our management team and other employees. Current or prospective employees could experience uncertainty about their future roles at our company as a result of the Separation or other strategic, organizational, or operational changes in the future. As a result, we may lose key personnel or we may be unable to attract, integrate, retain, or motivate qualified individuals, or the costs associated with attracting, integrating, retaining, or motivating personnel may increase.

Effective succession planning is also important to our long-term success. The loss of one or more of our key employees, particularly if unexpected or sudden, could adversely affect our business. While we follow a disciplined, ongoing succession planning process and have succession plans in place for senior management and other key executives, these do not guarantee that the services of qualified senior executives will continue to be available to us at particular moments in time. Any unsuccessful implementation of our succession plans or failure to ensure effective transfer of knowledge and smooth transitions involving key employees could adversely affect our business, results of operations, or financial condition.

Labor disputes, strikes, work stoppages, or other labor relations matters could adversely affect us.

Some of our employees are members of unions or trade associations, represented by works councils or otherwise subject to collective bargaining agreements in certain jurisdictions, including the United States. As a result, we are exposed to risks associated with labor disputes, strikes, work stoppages, and other similar labor relations matters. We may be unable to negotiate new collective bargaining agreements on similar or more favorable terms, and we may experience work stoppages, higher ongoing labor costs, or other labor issues in the future. We may also experience difficulties or delays in implementing changes to our workforce in certain geographic markets or in building our workforce in new geographic markets that we may enter.

Prevailing market wage rates for hourly employees have increased, and are expected to continue to increase, over time, including as a result of increases to the federal, state, and local minimum wage in the United States and to the minimum wage in national and sub-national jurisdictions around the world.. As the applicable minimum wage rates increase, we may need to increase the wage rates of our hourly employees. If we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline. Legislative proposals are also made or discussed from time to time to modify benefit programs, such as health insurance and paid leave programs. Any increase in the cost of our labor as a result of these or other legislative proposals could adversely affect our business, results of operations or financial condition.

Our manufacturers, suppliers or other third-party partners may also be affected by labor-related issues, which could increase our costs or disrupt our operations, potentially for an extended period of time, and otherwise adversely affect our business, results of operations, or financial condition. See “—We rely on third parties in many aspects of our business, including to manufacture certain of our products, which exposes us to additional risks that could adversely affect us.”

Climate change, or legal, regulatory or market measures to address climate change, could adversely affect us.

Climate change could adversely affect our business, results of operations, or financial condition. Natural disasters and extreme weather conditions pose physical risks to our facilities and assets and have in the past, and could in the future, disrupt the operation of our supply chain. In particular, the impacts of the changing climate on water resources may result in water scarcity, which may increase operational costs. Concern over climate change may also result in new laws or regulations designed to mitigate the effects of climate change. If new laws or regulations are more stringent than current laws or regulations, we may experience disruption in, or an increase in the costs associated with, sourcing, manufacturing, and distribution of our products. See “—Risks Related to Government Regulation and Legal Proceedings—We are subject to a broad range of environmental, health, and safety laws and regulations, and the impact of any obligations under these laws and regulations could adversely affect us.”

For additional information about risks related to climate change and sustainability matters, including our climate change and sustainability goals, see “—Increasing scrutiny, emerging legal requirements, and rapidly evolving expectations from stakeholders regarding ESG matters could adversely affect us.”

Increasing scrutiny, emerging legal requirements, and rapidly evolving expectations from stakeholders regarding ESG matters could adversely affect us.

Increasing scrutiny, emerging legal requirements, and rapidly evolving stakeholder expectations regarding ESG practices and performance could adversely affect our business, results of operations, or financial condition. The standards for tracking and reporting on ESG matters are relatively new, have not been harmonized globally, and continue to evolve. Legislators and regulators have imposed, and may continue to impose, ESG-related legislation, rules and guidance, which may conflict with one another, create new disclosure obligations, result in additional compliance costs, or expose us to new or additional risks. In addition, customers and other stakeholders have encouraged or required, and likely will continue to encourage or require in the future, the adoption of various ESG practices that may conflict with one another and may exceed the requirements of applicable laws or regulations. We could be the subject of negative publicity despite, or as a result of, our ESG efforts, including if the Company is not successful in achieving its ESG goals or provides inaccurate information. Implementing any necessary enhancements to our global compliance processes and controls to reflect the increased scrutiny and rapidly evolving expectations regarding ESG matters may be complex, time-consuming, and costly.

Our Healthy Lives Mission includes public ESG goals and commitments intended to position our brands as healthier choices for both people and the planet and to help manage ESG-related impacts, risks, and opportunities. However, we may be unable to successfully implement the programs and initiatives necessary to achieve these goals and commitments, and the outcomes may not generate the intended effects, which could adversely affect us. Despite our efforts, any actual or perceived failure to achieve our ESG goals or the perception (whether or not valid) that we have failed to act responsibly with respect to ESG matters, comply with ESG laws or regulations or meet societal, investor, and consumer ESG expectations could result in reputational damage, lead consumers or customers to purchase competing products or investors to choose not to invest in our company, or cause dissatisfaction among our employees or other stakeholders, which could adversely affect our business, results of operations, or financial condition.

Insurance coverage, even where available, may not be sufficient to cover losses we may incur.

Our business exposes us to the risk of liabilities and losses arising from our operations. We seek to minimize these risks where practicable and economical through various insurance contracts from third-party insurance carriers. However, any insurance coverage we purchase or otherwise have access to is subject to large deductibles on individual claims, policy limits (on individual claims and on all claims in the aggregate), and other terms and conditions. Our insurance may not be sufficient to cover losses we may incur. Any losses that insurance does not substantially cover could adversely affect our business, results of operations, or financial condition. In addition, the insurance industry has become more selective in offering some types of insurance, such as product liability and cybersecurity insurance, and we may not be able to obtain certain insurance coverage on favorable terms, or at all, in the future.

Significant product returns or refunds could adversely affect us.

In accordance with our terms of sale, we allow our customers to return products in certain markets in exchange for reimbursement and refund. In addition, some of our agreements with our customers provide that we are responsible for the logistical costs associated with certain product returns. Return rates and related costs may be higher for products with degrees of unpredictable seasonal demand, such as products used for sun protection or to treat coughs and colds. If product returns or refunds are significant or higher than anticipated, our business, results of operations, or financial condition could be adversely affected. Furthermore, we and our third-party partners, including customers and third-party e-commerce partners, modify policies relating to returns or refunds from time to time, and may do so in the future, which may result in consumer dissatisfaction, damage to our reputation or our brands or an increase in the number of product returns or the amount of refunds we make. From time to time, our products are not received as expected or are damaged in transit, which can increase return rates, damage our reputation or our brands and otherwise adversely affect our business, results of operations, or financial condition.

Risks Related to Government Regulation and Legal Proceedings

We are subject to a broad range of laws and regulations in the United States and around the world, and compliance with or enforcement actions related to these laws and regulations could adversely affect us.

We are subject to a broad range of laws and regulations in the United States and around the world, including but not limited to those described in the section titled “Business—Government Regulations” of Part I, Item 1 included herein. Furthermore, changes in governments may drive significant policy and regulation change, including an increase or a reduction of regulation, as it relates to tax, trade, manufacturing, ingredients, climate change, ESG, privacy, data protection, anti-corruption, human rights, and other matters. Compliance with or enforcement actions related to these laws and regulations could adversely affect our business, results of operations, or financial condition. In the United States, federal authorities, including the FDA, the FTC, the CPSC, the OSHA, the EPA, and the DEA, regulate different aspects of our business, along with parallel authorities at the state and local levels and comparable authorities in other jurisdictions.

In particular, the FDA and comparable authorities in other jurisdictions regulate the facilities and operational procedures that we use to manufacture our products. We are required to register our facilities with these authorities and manufacture products in these facilities in accordance with cGMP or similar manufacturing standards in each country in which we manufacture products. Compliance with these regulations and with our own quality standards, which may exceed applicable government regulations, requires substantial expenditures of time, money, and effort across many areas of our business, including with respect to training of personnel, recordkeeping, production, quality control, and quality assurance. Failure to comply with cGMP or similar manufacturing standards at one of our or our third-party partners’ facilities could result in adverse regulatory action.

New or more stringent laws or regulations, more restrictive interpretations of existing laws or regulations, or increased enforcement actions could increase our ongoing costs of global compliance, alter the environments in which we do business, or otherwise adversely affect our business, results of operations, or financial condition. The global regulatory landscape is subject to rapid and unexpected changes, and there has been a general trend toward increasingly stringent regulation and enforcement around the world in recent years. If we fail to comply with any new or existing laws or regulations, we may be required to pay damages, cease advertising or promotional activities, alter our products or marketing materials, cease selling certain products, and possibly face fines or sanctions. Furthermore, as we continue to expand our global operations, we may be required to comply with market-specific laws and regulations, including by obtaining approvals, licenses, or certifications from a particular country’s regulators. Failure to comply with these laws or regulations could impede our growth prospects and otherwise adversely affect our business, results of operations, or financial condition.

While it is our policy and practice to comply with all applicable laws and regulations, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees, third-party partners, or agents. A finding that we are in violation of, or out of compliance with, applicable laws or regulations could subject us to civil remedies, including fines, damages, injunctions, or product recalls, or criminal sanctions, any of which could adversely affect our business, results of operations, or financial condition. Even if a claim is unsuccessful, is without merit or is not fully pursued, the cost of responding, including management time and out-of-pocket expenses, and the associated negative publicity could adversely affect our reputation, our brands or our business, results of operations, or financial condition.

For additional information about the regulatory landscape applicable to our business, see the section titled “Business—Government Regulations” of Part I, Item 1 included herein. For additional information about risks related to the regulatory landscape applicable to our business, see “—A breach of privacy laws or unauthorized access, loss or misuse of personal data could adversely affect us.”, “—Our extensive operations and business activity throughout the world expose us to a variety of laws and regulations related to anti-corruption and human rights, and the impact of any obligations related to these laws and regulations could adversely affect us.” and “—We are subject to a broad range of environmental, health, and safety laws and regulations, and the impact of any obligations under these laws and regulations could adversely affect us.”

We are, and could become, subject to significant legal proceedings and regulatory investigations that may result in significant expenses, fines, and reputational damage.

In the ordinary course of business, we may be subject to a wide variety of claims, lawsuits, and regulatory and governmental investigations involving various issues such as product liability, labeling, marketing, advertising, pricing, intellectual property, commercial contracts, foreign exchange controls, antitrust and trade regulation, labor and employment, indemnification, data privacy and cybersecurity, environmental, health and safety, and tax matters. These claims and lawsuits may result in significant expenses, fines, and reputational damage. Litigation, in general, and securities, derivative action, class action, and multi-district litigation, in particular, can be expensive and disruptive, including significant time and expense required to investigate and defend against litigation, regardless of the merit of the underlying claims. Our assessment of the materiality of a legal proceeding, including any accruals taken in connection therewith, may not be consistent with the ultimate outcome of the legal proceeding. We could, from time to time in the future, be required to pay significant amounts as a result of settlements or judgments in legal proceedings, potentially in excess of accruals, including proceedings where we could be held jointly and severally liable among other defendants. In addition, our current estimates of the potential impact of legal proceedings on our business, results of operations, or financial condition could change from time to time. The resolution of, or increase in accruals for, a legal proceeding in a particular reporting period could adversely affect our business, results of operations, or financial condition for that period.

For additional information about our current legal proceedings, see Note 17, “Commitments and Contingencies,” to the Consolidated Financial Statements included herein.

Concerns about the reliability, safety, or efficacy of our products or their ingredients could result in litigation, regulatory action, reputational damage, product recalls, product reformulations, or product withdrawals, which could adversely affect us.

Concerns about the reliability, safety, or efficacy of our products or their ingredients, whether raised internally or by litigants, regulators, consumer advocacy groups, third-party interest groups or others, and whether or not based on scientific or factual evidence, have resulted, and could in the future result, in governmental investigations, regulatory action (including the shutdown of manufacturing facilities), private claims and lawsuits, recalls, reformulations, significant remediation and related costs, safety alerts, product shortages, declining sales, or reputational damage. We have in the past paid, and we may be required in the future to pay, for losses or injuries purportedly caused by our products. If any of our products, or an ingredient contained in any of our products, is perceived or found to be contaminated or tampered with, or otherwise defective or unsafe, we have needed to, and may in the future need to, recall, reformulate, or withdraw our products, which could result in the adverse effects described above. The availability of and coverage by third-party product liability insurance is uncertain. See “—Risks Related to Our Operations—Insurance coverage, even where available, may not be sufficient to cover losses we may incur.”

Product recalls, reformulations, and withdrawals of various magnitudes have occurred in each of our reportable business segments and may occur in the future. For example, with respect to our Skin Health and Beauty segment, in July 2021, Johnson & Johnson Consumer Inc. (“Old JJCI”) voluntarily recalled all lots of five Neutrogena® and Aveeno® aerosol sunscreen product lines to the consumer level and advised consumers to stop using the affected products out of an abundance of caution after internal testing identified low levels of benzene in some samples of the products, though based on exposure modeling and the EPA’s framework, daily exposure to benzene in the recalled products would not be expected to cause adverse health consequences. In addition, the Modernization of Cosmetics Regulation Act, enacted in December 2022, is expected to expand the FDA’s regulatory authority over cosmetic products, including by providing the FDA with new mandatory recall authority over cosmetics and by requiring the registration of cosmetic manufacturing facilities, the reporting of certain adverse events, the issuance of cGMP requirements, and the establishment of safety substantiation requirements.

We have also faced, and could face in the future, concerns about the reliability, safety, or efficacy of the ingredients used in our products. Scrutiny of such ingredients, including scrutiny that originates on digital or social media platforms, may result in an inability to use, or restrictions on the use of, the ingredients or a requirement for remedial action, which could cause us to incur significant additional costs, particularly if we need or otherwise decide to reformulate or withdraw the affected products, or could result in litigation. For example, regulatory agencies globally, including the FDA and the European Medicines Agency, have issued guidance on assessing and controlling nitrosamine impurities in medicine products. We are continuing to undertake a review of our product portfolio in accordance with such regulatory guidance to assess any appropriate remedial action. The Company’s subsidiary Johnson & Johnson Inc. (Canadian affiliate) (“JJI”), previously sold OTC Zantac (ranitidine) products in Canada. JJI has been named as a defendant, along with other manufacturers, in two proposed class actions in Canada alleging that Zantac and other OTC medications that contain ranitidine may degrade and result in unsafe levels of N-nitrosodimethylamine (“NDMA”) and can cause or have caused various cancers in patients using the products. JJI has also been named as a defendant, along with other manufacturers, in various personal injury actions in Canada related to Zantac products. Though we may have rights to indemnification from third parties for certain liabilities relating to these claims, it is not possible, at this stage, to assess reliably the outcome of these lawsuits or the potential financial impact on the Company. J&J has also received demands for indemnification for legal claims related to OTC Zantac products sold by third parties in the United States.

In addition, our affiliate Johnson & Johnson Consumer Inc., now known as Kenvue Brands LLC (“New JJCI”), has been named in cases alleging that prenatal exposure to Tylenol®, an acetaminophen product, is associated with the development of autism spectrum disorder and attention-deficit/hyperactivity disorder in children.

Furthermore, in September 2023, the Nonprescription Drugs Advisory Committee (the “NDAC”) of the FDA met to discuss new data on the effectiveness of orally administered phenylephrine (“PE”) and concluded that the current scientific data do not support that the recommended dosage of orally administered PE is effective as a nasal decongestant. Neither the FDA nor the NDAC raised concerns about safety issues with use of oral PE at the recommended dose. In November 2024, the FDA issued a proposed order to remove the ingredient from the OTC monograph. The public now has the opportunity to comment for 180 days before the FDA issues a final order. Beginning in September 2023, following the NDAC vote, putative class actions and shareholder derivative complaints were filed against the Company and its affiliates, along with other third-party sellers and manufacturers of PE-containing products, asserting various causes of action including violation of consumer protection statutes, negligence, and unjust enrichment. See Note 17, “Commitments and Contingencies,” to the Consolidated Financial Statements included herein for additional information regarding litigation related to Zantac, acetaminophen, and PE.

Concerns about the reliability, safety or efficacy of the ingredients used in our products could also discourage customers and consumers from carrying, purchasing, or using our products. For example, subsequent to the NDAC meeting, certain retailers announced they would no longer sell certain oral cough and cold products that contain PE as the only active ingredient, and it is possible other retailers will make similar decisions, which could adversely affect our business, results of operations, or financial condition.

If we remove certain ingredients from our products, either voluntarily or pursuant to a regulatory mandate, we may not be able to successfully develop an alternative formulation or obtain necessary regulatory approvals on a timely basis, or at all. Furthermore, any reformulated product we introduce to the market may not be positively received by consumers and customers, which could result in lost sales, damage our reputation or our brands, or otherwise adversely affect our business, results of operations, or financial condition.

Moreover, negative perceptions of our products or their ingredients may arise from product liability claims, product recalls, or product withdrawals, regardless of whether the claims, recalls, or withdrawals directly involve us or our products. In addition, the mere publication of information asserting concerns about products or ingredients in competing products that are also used in our products could adversely affect our business, results of operations, or financial condition. Increased regulation, litigation or adverse publicity concerning ingredients used in our products, such as acetaminophen, may discourage consumers from buying our products that contain those ingredients, even when the regulation, litigation, or publicity does not directly relate to or expressly mention us or our products, and even if not accurate. In addition, we believe our products are reliable, safe, and effective when used for their intended purposes in accordance with label directions. However, consumers have misused, and may in the future misuse, our products which in certain instances has had, and may in the future have, serious or even fatal implications. Misuse of our products has led to, and may in the future lead to, adverse publicity, which could similarly discourage consumers from buying our products or otherwise adversely affect our reputation or our brands. See “—Risks Related to Our Business and Industry—Our brands are critical to our success, and damage to our reputation or our brands could adversely affect us.”

Legal proceedings related to talc or talc-containing products, such as Johnson’s® Baby Powder, sold outside the United States and Canada and other risks and uncertainties related to talc or talc-containing products could adversely affect us.

A significant number of personal injury claims alleging that talc causes cancer have been made against Old JJCI and J&J arising out of the use of body powders containing talc, primarily Johnson’s® Baby Powder. In addition, J&J has received inquiries, subpoenas, and requests to produce documents regarding talc matters from various U.S. governmental authorities and is also subject to consumer protection cases and investigations from state attorneys general.

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

Furthermore, we have been, and may continue to be, subject to claims arising out of the sale of talc-based products that do not constitute Talc-Related Liabilities, such as claims relating to the sale of talc-based Johnson’s® Baby Powder outside the United States or Canada. We are currently subject to such claims outside of the United States and Canada which are in early stages, and as such, we cannot reasonably estimate any probable loss relating to such claims. While we believe we have substantial defenses to these claims, it is not feasible to predict the ultimate outcome of these litigations. Although the sale of talc-based Johnson’s® Baby Powder has been discontinued globally, we may be subject to additional claims related to the sale of talc-based Johnson’s® Baby Powder outside of the United States and Canada, including potential governmental inquiries, investigations, claims, and consumer protection cases. To the extent any such additional claims, whether currently pending or made in the future, do not constitute Talc-Related Liabilities, any related liabilities would not be covered by J&J’s indemnification obligations under the Separation Agreement. As a result, it is possible that these additional claims could adversely affect our business, results of operations, or financial condition.

We may not be able to successfully establish, maintain, protect, and enforce intellectual property rights that are, in the aggregate, material to our business.

We rely on a combination of intellectual property rights, including our trademarks, trade secrets, patents, and copyrights, as well as rights to third-party intellectual property pursuant to licenses and other contracts, to establish, maintain, protect, and enforce the intellectual property and proprietary information used in our business. We consider our trademarks and trade names to be, in the aggregate, material to our business.

We may not be able to establish, maintain, protect, or enforce our own intellectual property rights or, where appropriate, license in intellectual property rights necessary to support new product introductions. For example, we may not be able to obtain trademark protection in all jurisdictions that we consider to be important to our business.

Our continued success depends, to a significant degree, upon our ability to protect and preserve our registered trademarks, as well as our other rights with respect to our trademarks and trade names, and to successfully obtain additional trademark registrations in the future. We undertake substantial efforts to maintain proper use of, and to vigorously protect, our trademarks and trade names through enforcement actions as necessary, but it is possible that some courts, particularly those outside the United States, may determine that certain third-party trademarks or trade names are non-infringing, which could adversely affect our business, results of operations, or financial condition. In addition, during trademark registration proceedings, we may receive rejections of our trademark applications by the U.S. Patent and Trademark Office or comparable authorities in other jurisdictions.

We have applied for, and expect to continue to apply for, patents. Our applications may not be successful, or the scope of issued patents may not provide adequate protection from competition. The patenting process is expensive and time-consuming, and we may not be able to file or prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant geographic markets.

Our intellectual property rights could be invalidated, circumvented, or challenged in the future, and we could incur significant costs in connection with legal actions relating to such rights. If other parties infringe on, misappropriate, or otherwise violate our intellectual property rights, they could diminish the value that consumers or customers associate with our brands in the marketplace and otherwise adversely affect our business, results of operations, or financial condition.

Despite our internal processes for intellectual property clearance, we may be involved in legal proceedings based on the alleged violation of intellectual property rights of others, including claims of trademark or patent infringement or that competitors, collaborators, or former employees have an interest in our trade secrets or other intellectual property. As a result, we could be subject to significant litigation or licensing costs or face obstacles to selling our products. If we are found to have infringed on the intellectual property rights of others, directly or indirectly, we may need to cease use of such trademark, invention, work, or technology in our business and pay for past infringement. We may also be required to obtain a third-party license, which may not be available on reasonable terms or at all. In certain circumstances, we may be required to redesign our products and trademarks so that they do not infringe on third-party intellectual property rights, which may not be possible or may be time-consuming and expensive. Ceasing this use, paying these substantial amounts, or undertaking these redesign efforts could cause us to become less competitive and could adversely affect our business, results of operations, or financial condition. Even if it is ultimately determined that we did not infringe on the intellectual property rights of others, we could incur material legal costs and related expenses to defend against such claims, and we could incur significant costs associated with suspending our use of the challenged intellectual property rights, which could adversely affect our business, results of operations, or financial condition.

Furthermore, we have employed, and expect to employ in the future, individuals who were previously employed at other companies, including our competitors or potential competitors. Although we seek to ensure that these employees, as well as our other employees and our vendors, consultants, and other commercial partners, do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these persons have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or other third parties or that we have improperly used or obtained these trade secrets or other proprietary information. Litigation may be necessary to defend against these claims. If we are unable to successfully defend these claims, in addition to paying monetary damages, we may lose valuable intellectual property rights and face increased competition. The unauthorized access to, or disclosure of, our proprietary information or the loss of these intellectual property rights may impact our ability to develop, manufacture, and sell our own products or may assist competitors in the development, manufacture, and sale of competing products, which could adversely affect our business, results of operations, or financial condition.

For certain of our products, we rely on inbound and outbound third-party licensing arrangements, the loss of which could adversely affect our business, results of operations, or financial condition. In the event that any inbound license pursuant to which we use intellectual property rights of a third party expires or is otherwise terminated, we would lose the right to use the intellectual property covered by the license, which could require us to develop or license alternative intellectual property. Our rights as a licensee could be similarly reduced if the applicable licensor fails to maintain or protect the licensed intellectual property in a manner that compromises the value of the licensed intellectual property. We also license out certain of our intellectual property rights to third parties, for which we receive royalty income in exchange. These outbound licensing arrangements inherently involve a lesser degree of control over the use of our intellectual property rights, thereby potentially increasing our reputational, legal, financial, and operational risk by exposing the licensed intellectual product to product safety, quality, sustainability, and other concerns. See “—Risks Related to Our Operations—We rely on third parties in many aspects of our business, including to manufacture certain of our products, which exposes us to additional risks that could adversely affect us.”

Our current owned and in-licensed patents will expire or they may otherwise cease to provide meaningful competitive advantage, and we may be unable to adequately develop new technologies and obtain future patent protection to preserve our competitive advantage or avoid adverse effects on our business, results of operations, or financial condition. Moreover, many of our products use APIs whose original patents have expired, and our owned and in-licensed patents rarely, if ever, solely cover a new API by itself. Even with respect to our products or ingredients in our products that may be covered by patents, there may be numerous similar yet non-infringing products or ingredients in the marketplace, and this could negatively affect sales we might otherwise make.

We rely on trade secrets, know-how and other proprietary information, which we seek to protect, in part, through Technology Systems and by confidentiality and nondisclosure agreements with our employees, vendors, consultants, and other commercial partners. We also seek to enter into agreements whereby our employees, vendors, consultants, and other commercial partners assign to us the rights in any intellectual property they develop in the course of their engagement with us. However, these agreements may be breached, and we may not have adequate remedies for any breach. In addition, third parties may independently develop substantially equivalent proprietary information.

A breach of privacy laws or unauthorized access, loss or misuse of personal data could adversely affect us.

We are subject to increasingly complex and changing privacy and data protection laws and regulations in the United States and around the world that impose broad compliance obligations on the collection, transmission, dissemination, use, privacy, confidentiality, security, retention, availability, integrity, and other processing of health-related and other sensitive and personal information. These laws and regulations could expose us to significant risks due to our digital strategy. See “—Risks Related to Our Business and Industry—We may face challenges in implementing our digital strategy, which could adversely affect us.” Failure to comply with these laws and regulations, which may conflict with one another and evolve in the future, could result in substantial fines, penalties, private rights of action, claims, and damage to our reputation.

These laws and regulations include the California Consumer Privacy Act (as modified by the California Privacy Rights Act), the EU GDPR, the U.K. GDPR, and China’s PIPL. We are also subject to federal health information privacy laws, such as the Health Insurance Portability and Accountability Act (“HIPAA”), and consumer protection laws, such as the Controlling the Assault of Non-Solicited Pornography and Marketing Act (the “CAN-SPAM Act”), which further impose requirements for the collection, use, storage, access, transfer and protection of health-related, and other sensitive and personal information. In the United States, we are also subject to a growing number of state laws and regulations, including the Illinois Biometric Information Privacy Act, that govern the collection and use of biometric information, such as fingerprints and facial biometric templates, as well as laws in all 50 states that require businesses, under certain circumstances, to provide notice to consumers whose personal information has been accessed or acquired as a result of a data breach and, in some cases, to regulators. These laws are changing rapidly and there is also discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may become subject if it is enacted, which may require additional investment of resources in compliance programs and other operational costs. Additional privacy and data protection laws and regulations are being developed around the world, including in other jurisdictions in which we operate, and privacy enforcement by governmental authorities globally, particularly on data localization requirements and international data flows, has increased in recent years.

Compliance with these new and changing laws has impacted, and may in the future impact, our business strategies, and unforeseen changes to privacy laws may affect our ability to tailor and personalize our products and services to meet our strategic goals or consumer expectations, which could adversely affect our business, results of operations, or financial condition. In addition, certain privacy and data protection laws may apply to us indirectly through our customers, manufacturers, suppliers, or other third-party partners. For example, non-compliance with applicable laws or regulations by a third-party partner that is processing personal data on our behalf may be deemed non-compliance by us or a failure by us to conduct proper due diligence on the third party. See “—Risks Related to Our Operations—We rely on third parties in many aspects of our business, including to manufacture certain of our products, which exposes us to additional risks that could adversely affect us.” In addition, in the ordinary course of business, we may be subject to claims, lawsuits, or regulatory or governmental investigations or inquiries relating to our data privacy practices, including claims or lawsuits from third parties alleging that we have breached applicable data privacy laws or otherwise violated their privacy rights. See “—We are, and could become, subject to significant legal proceedings and regulatory investigations that may result in significant expenses, fines, and reputational damage.”

The changes introduced by privacy and data protection laws increase the complexity of such regulations and may subject us to additional costs. We are also subject to the terms of our external and internal privacy and security policies, codes, representations, certifications, industry standards, publications, and frameworks and contractual obligations to third parties related to privacy, information security, and data processing, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with data protection laws or other obligations. In particular, the publication of our privacy policies and other statements that provide promises and assurances about data privacy and cybersecurity can subject us to potential government or legal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Any concerns about our data privacy and cybersecurity practices, even if unfounded, could damage the reputation of our businesses and discourage potential users from our products and services.

Our extensive operations and business activity throughout the world expose us to a variety of laws and regulations related to anti-corruption and human rights, and the impact of any obligations related to these laws and regulations could adversely affect us.

We have extensive operations and business activity outside the United States, which exposes us to a variety of complex laws and regulations in the United States and around the world. These include anti-corruption laws and regulations, such as the FCPA, the U.K. Bribery Act 2010 and Chinese anti-corruption laws, that are aimed at preventing and penalizing corrupt behavior. Although our policies and procedures require and facilitate compliance with these laws and regulations, our employees, contractors, and agents may take actions in violation of applicable laws or regulations or our policies. Any such violation or alleged violation could result in criminal or civil sanctions, reputational damage, or other substantial costs and penalties, any of which could adversely affect our business, results of operations, or financial condition.

We are also subject to an increasing number of laws and regulations designed to combat abuses of human rights in our value chain. These laws and regulations could affect the sourcing, availability, and pricing of materials used in the manufacture of our products, which could disrupt our manufacturing operations. In addition, we have incurred additional costs to comply with these laws and regulations, including through policies and procedures related to conducting due diligence on our complex value chain. Nevertheless, our suppliers may not satisfy their obligations with respect to the origins of certain materials used in our products or the conditions under which they were sourced. Any violation or alleged violation of these laws and regulations, even if prohibited by our policies, could result in criminal or civil sanctions, reputational damage, or other substantial costs and penalties, any of which could adversely affect our business, results of operations, or financial condition.

In addition, we are subject to laws and regulations pertaining to sanctions imposed by the United States and other authorities that may prohibit us or our affiliates from doing business in certain countries or restrict the type of business that may be conducted by us or our affiliates. For example, actions taken in response to the Russia-Ukraine War have included the imposition of export controls and broad financial and economic sanctions against Russia, Belarus, and specific areas of Ukraine. See “—Risks Related to Financial and Economic Market Conditions—Acts of war, military actions, terrorist attacks, or civil unrest could adversely affect us.” Any violation or alleged violation of these laws and regulations, even if prohibited by our policies, could result in criminal or civil sanctions, reputational damage, or other substantial costs and penalties, any of which could adversely affect our business, results of operations, or financial condition.

We are subject to a broad range of environmental, health, and safety laws and regulations, and the impact of any obligations under these laws and regulations could adversely affect us.

We are subject to a broad range of national and sub-national laws and regulations concerning the environment, health and safety matters, regulation of chemicals, and product safety in the countries in which we manufacture and sell our products or otherwise operate our business. We could incur substantial costs, including civil or criminal fines or penalties, enforcement actions and other third-party claims and cleanup costs as a result of our failure to comply with, or liabilities under, environmental, health, and safety laws and regulations or permits required thereunder. Such adverse events may result even if the condition was not caused by us or the relevant conduct was legal at the time it occurred. We are addressing contamination from historical operations that has been identified at certain of our current or former properties and are involved in a number of proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, and other comparable state, local, or foreign laws in which the primary relief sought is the cost of past and/or future remediation. We may incur significant additional costs as a result of the discovery of contamination or the imposition of additional obligations in the future, including at sites where we are currently addressing contamination or have been named as one of the responsible parties. Further noncompliance with laws and regulations, or the appearance of noncompliance, could impact our reputation and suppliers, customers, and consumers’ willingness to work with us or purchase our products.

Laws and regulations related to environmental, health and safety matters have become, and are likely to continue to become, more stringent over time. Compliance with existing or future requirements could require us to incur significant operating or capital expenditures or result in significant restrictions on our operations, including installing pollution control equipment or reformulating or ceasing the marketing of certain products. We also are subject to extensive and evolving regulations regarding the manufacturing, processing, distribution, importing, exporting, registration and labeling of our products and their raw materials. This includes the REACH regulations, which came into effect in the EU in 2007, with implementation rolling out over time, and includes certain chemical evaluation and registration requirements and potential restrictions. Since the promulgation of REACH, other jurisdictions have enacted or are in the process of implementing similar comprehensive chemical regulations. Additionally, many jurisdictions have begun to adopt a wide variety of extended producer responsibility (“EPR”) laws. EPR laws impose obligations on product manufacturers to minimize the environmental impacts of products and packaging throughout their lifecycle, particularly post-consumer use. These and other laws and regulations, as well as responding to related consumer and customer expectations, may require us to redesign or change certain aspects of our products and could adversely affect our business, results of operations, or financial condition.

Changes in tax laws or exposures to additional tax liabilities could adversely affect us.

Changes in tax laws or regulations in jurisdictions in which we operate, including changing laws in the United States and changes led by the Organization for Economic Co-operation and Development, such as the continuing enactment by additional countries of a global minimum tax, could negatively impact our effective tax rate and adversely affect our business, results of operations, or financial condition. A change in statutory tax rate or certain international tax provisions in any jurisdiction would result in the revaluation of our deferred tax assets and liabilities related to that particular jurisdiction in the period in which the new tax law is enacted. Any such change would result in an expense or benefit recorded in the Consolidated Statements of Operations. We closely monitor these proposals as they arise in the jurisdictions where we operate. Changes to tax laws or regulations may occur at any time, and any related expense or benefit recorded may be material to the fiscal quarter and year in which the law change is enacted. For additional information, see Note 14, “Income Taxes,” to the Consolidated Financial Statements included herein.

We conduct business and file tax returns in numerous jurisdictions and are subject to regular reviews, examinations, and audits by many tax authorities around the world. These reviews, examinations, and audits can cover periods for several years prior to the date the review, examination or audit is undertaken and could result in the imposition of material tax liabilities, including interest and penalties, if our positions are not accepted by the applicable tax authority. In connection with various government initiatives, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in other jurisdictions. We regularly assess the likely outcomes of our tax audits and disputes to determine the appropriateness of our tax reserves. However, any tax authority could take a position on tax treatment that is contrary to our expectations, which could result in tax liabilities, including interest and penalties, in excess of reserves. In addition to the foregoing exposures which relate to our business, we will continue to have joint and several liability with J&J with respect to certain J&J group tax returns of which we were a part. For more information, see Note 12, “Relationship with J&J,” to the Consolidated Financial Statements included herein and our 2024 Proxy Statement.

Risks Related to Financial and Economic Market Conditions

We face a variety of risks associated with conducting business around the world, including foreign currency fluctuations, and these risks will increase as we continue to expand our global operations.

Our extensive operations and business activity outside the United States are accompanied by certain financial, economic, and political risks, including:

•the economic environments, laws, regulations, and policies in the markets that we serve, including interest rates, monetary policy, inflation, financial markets, recession, commodity prices and currency controls, or other limitations on the ability to import or export raw materials or finished product, or to repatriate earnings from overseas;
•currency exchange fluctuations;
•increased costs to comply with local regulations and laws;
•lack of well-established, reliable, or impartial legal systems in certain countries in which we operate and difficulties in enforcing legal rights;
•labor disruptions or increases in labor costs in individual countries or regions;
•foreign ownership and investment restrictions and the potential nationalization or expropriation of our foreign assets;
•sovereign risk related to a default by, or deterioration in, the creditworthiness of local governments, particularly in emerging markets;
•political or social upheavals, rising geopolitical tensions, economic instability, repression, or human rights issues;
•rising geopolitical trade tensions in our key markets, such as between the United States, Western Europe, and China; and
•other geopolitical events.

Furthermore, new trade actions, including the imposition of new or increased tariffs on various products, has introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the United States and other countries. New or increased tariffs as well as import/export licensing requirements and restrictions have subjected, and may continue to subject, us to additional costs and expenditure of resources. Major developments in trade relations and any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing behavior, which could adversely affect our business, results of operations, or financial condition.

In an effort to minimize the impact of foreign currency rate movements, we engage in a combination of selling price increases, where permitted, sourcing strategies, cost-containment measures, and selective hedging of foreign currency transactions. We cannot guarantee that foreign currency exchange rates will be stable in the future or that foreign currency risk can be mitigated with these risk management strategies.

In seeking to expand our operations in geographic markets where we currently have a presence or to establish operations in new geographic markets where we do not currently have a presence, we expect, as we have in the past, to invest significant resources, incur significant expenses, and face various challenges, including those related to compliance with market-specific laws or regulations, gaining acceptance of our products from consumers, customers, and third-party partners, and expanding our sales force and other personnel in those markets. We cannot predict with certainty the extent to which our products and our marketing efforts will be successful in any particular market, and it is possible that positive returns on our investments in a market will not be achieved.

Any of the foregoing risks could have a significant impact on our ability to sell our products on a competitive basis in markets outside the United States and could adversely affect our business, results of operations, or financial condition. In addition, these risks will increase as we continue to expand our global operations. See “—Risks Related to Our Business and Industry—An inability to successfully expand our global operations could adversely affect our business, results of operations, or financial condition.”

Acts of war, military actions, terrorist attacks, or civil unrest could adversely affect us.

Acts of war, military actions, terrorist attacks, or civil unrest may adversely affect prevailing economic conditions and our business, results of operations, or financial condition. These events could result in reduced consumer spending, reduced demand for our products, suspension of the supply of our products, disruptions to our global supply chain, increased costs of materials and other inputs for our products and suppliers, foreign currency volatility, sanctions, export controls, and other trade restrictions, work stoppages, and diminished protection for our intellectual property. For example, the ongoing Russia-Ukraine War has provoked strong reactions from the United States, the United Kingdom, the EU, and various other countries and economic and political organizations around the world. Actions taken in response to the Russia-Ukraine War include the imposition of export controls and broad financial and economic sanctions against Russia, Belarus, and specific Russian-occupied areas of Ukraine. Additional sanctions or other measures may continue to be imposed by the global community, and counteractive measures may continue to be taken by the Russian government, other entities in Russia, or governments or other entities outside of Russia.

Our operations and presence in Russia and Ukraine are limited. For quantification of the impact of Russian and Ukrainian operations and presence on our Net sales and assets, refer to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results” in Part II, Item 7 included herein.

Uncertain or unfavorable economic or market conditions could adversely affect us.

Uncertain or unfavorable local, regional, or global economic or market conditions, such as a recession, an economic slowdown, inflation or reduced category growth rates, could impact our operating results or lead to significant reductions or volatility in demand for our products, which could adversely affect our business, results of operations, or financial condition. Although we devote significant resources to support our brands and market our products at multiple price points, during periods of economic uncertainty, consumers may reduce consumption or discretionary spending or change their purchasing patterns by forgoing purchasing certain of our products or by instead purchasing private-label or generic non-branded products, which are typically sold at lower prices than our products. These changes could reduce demand for and sales volumes of our products or result in a shift in our product mix from higher-margin to lower-margin product offerings. In addition, our customers may respond to economic uncertainty by increasing pressure on our selling prices or increasing promotional activity for lower-priced or value offerings as they seek to maintain sales volumes and margins. Furthermore, economic uncertainty may cause our manufacturers, suppliers, and other third-party partners to suffer financial or operational difficulties, which could impact their ability to provide us with materials or services in a timely manner or at all. We could also face difficulty collecting or recovering accounts receivables from third-parties facing financial or operational difficulties.

Impairment of our goodwill and other intangible assets would result in a reduction in net income.

We have a material amount of goodwill, trademarks, and other intangible assets, as well as other long-lived assets, which are periodically evaluated for impairment in accordance with current accounting standards. We have in the past and may in the future confront events and circumstances, some of which may be unexpected or unpredictable, that can lead to a significant impairment charge, including macroeconomic industry and market conditions, significant adverse shifts in our operating environment or the manner in which an asset is used, pending litigation or other regulatory matters, and current or forecasted reductions in Net sales, operating income, or cash flows associated with the use of an asset. Impairment charges have resulted, and may in the future result, in a reduction in Net income and an adverse effect on our results of operations or financial condition.

For additional information regarding goodwill and other intangible assets, see Note 4, “Intangible Assets and Goodwill,” to the Consolidated Financial Statements included herein.

Changes to our credit ratings or disruptions in credit markets or to our banking partners may reduce our access to credit or overall liquidity.

We currently maintain investment grade credit ratings with Moody’s Ratings and Standard & Poor’s Global Ratings Services. We expect that credit rating agencies will routinely evaluate us, and their ratings of our long-term and short-term debt will be based on a number of factors. Any downgrade of our credit rating by a credit rating agency, whether as a result of our actions or factors which are beyond our control, could increase the cost of borrowing under any indebtedness we may incur, reduce market capacity for our commercial paper, or require the posting of collateral under our derivative contracts. We cannot assure you that we will be able to maintain satisfactory credit ratings or that we will be able to obtain additional debt or equity financing on acceptable terms in the future, and any actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, could adversely affect our liquidity, capital position, borrowing costs, or access to capital markets.

In addition, a disruption to the credit markets could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, which could adversely affect our liquidity and capital resources or significantly increase our cost of capital. We also rely on top-tier banking partners in key markets around the world for access to credit and to facilitate collection, payment, and supply chain finance programs. A disruption to one or more of these partners could impact our ability to draw on existing credit facilities or otherwise adversely affect our cash flows or the cash flows of our customers and vendors.

Risks Related to Our Relationship with J&J

Our historical financial information included herein may not necessarily reflect the results that we would have achieved as an independent, publicly traded company or may not be a reliable indicator of our future results.

The historical information about Kenvue prior to April 4, 2023 in this Annual Report on Form 10-K refers to our businesses as operated by and integrated with J&J. Effective April 4, 2023, our financial statements are presented on a consolidated basis, as J&J completed in all material respects the transfer of assets and liabilities of the Consumer Health segment (the “Consumer Health Business Transfer”) to us on such date. The financial information included in this Annual Report on Form 10-K prior to the Consumer Health Business Transfer has been prepared from J&J’s historical accounting records and is derived from the consolidated financial statements of J&J to present the Consumer Health Business as if it had been operating on a standalone basis. Accordingly, this information may not necessarily reflect what our financial condition, results of operations, or cash flows would have been had we been an independent, publicly traded company during the periods presented or what our financial condition, results of operations, and cash flows may be in the future, primarily because of the following factors:

•Prior to the Separation, our business was operated by J&J as part of its broader corporate organization, rather than as an independent, publicly traded company.
•Our historical financial results reflect the direct and indirect costs for the services historically provided by J&J to us. Following the completion of the Kenvue IPO, J&J currently provides some of these services to us on a transitional basis pursuant to the Transition Agreements. For more information, see Note 12, “Relationship with J&J,” to the Consolidated Financial Statements included herein and our 2024 Proxy Statement. Our historical financial information does not reflect our obligations under the various transitional agreements we have entered into with J&J in connection with the Separation. At the end of the transitional periods specified in these agreements, we will need to perform these functions ourselves or hire third parties to perform these functions on our behalf, and these costs may significantly exceed the comparable expenses we have incurred in the past.
•Our working capital requirements and capital expenditures were satisfied as part of J&J’s corporate-wide cash management and centralized funding programs prior to the Consumer Health Business Transfer, and our cost of debt and other capital may differ significantly from the historical amounts reflected in our historical financial statements.
•Prior to the Kenvue IPO, our business was integrated with the other businesses of J&J, and we benefited from J&J’s size and scale, including with respect to costs, employees, and relationships with customers and third-party partners. Although we have entered into transitional agreements with J&J in connection with the Separation, these arrangements may not fully capture certain benefits that we enjoyed as a result of being integrated with J&J, and the costs we incur as an independent, publicly traded company may significantly exceed comparable costs we would have incurred as part of J&J.

For additional information about the past financial performance of our business and the basis of presentation of the Consolidated Financial Statements of our business included herein, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7 included herein and Note 1, “Description of the Company and

Summary of Significant Accounting Policies—Basis of Presentation,” to the Consolidated Financial Statements included herein.

We may not achieve some or all of the expected benefits of the Separation, and the Separation could adversely affect us.

We may not be able to achieve the full strategic and financial benefits expected to result from the Separation, or the benefits may be delayed or not occur at all. We expect that the Separation will improve our strategic and operational flexibility, increase the focus of our management team on our business operations, allow us to adopt the capital structure, investment policy and dividend policy best suited to our financial profile and business needs, provide us with our own equity to facilitate acquisitions, and enable potential investors to invest directly in our business. While we have seen the benefits in a number of these areas already, others have yet to be fully recognized.

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
•our business may experience a loss of corporate brand identity, historical market reputation, economies of scale, purchasing power, and access to certain financial, managerial, and professional resources from which we benefited prior to the Separation;
•to preserve the tax-free treatment for U.S. federal income tax purposes to J&J of certain steps of the Separation our ability to pursue certain strategic transactions may be restricted; and
•other actions required to fully separate the respective businesses are required and may disrupt our operations.

If we fail to fully achieve some or all of the benefits expected to result from the Separation, or if the benefits are delayed, our business, results of operations, or financial condition could be adversely affected.

Our rebranding strategy in connection with the Separation involves substantial costs and may not produce the intended benefits if it is not favorably received by our consumers, customers, or third-party partners. In addition, our continued use of legacy J&J branding, including the “Johnson’s®” brand, could adversely affect our reputation.

We cannot predict with certainty the long-term effect that the Separation will have on our brands and our reputation. Although we typically rely on product branding more than corporate branding for marketing purposes, we have historically been able to capitalize on J&J’s market reputation, performance, and brand identity as part of our relationships with consumers, customers, and third-party partners. In connection with the Separation, we have incurred, and will continue to incur, substantial costs to rebrand our company as “Kenvue” and change the branding and trade dress for certain of our products around the world. Successful promotion of this rebranding will depend on the effectiveness of our marketing efforts and our ability to continue to provide reliable products to consumers and customers during the course of our transition. We have invested, and will continue to invest, to promote our new branding, but we cannot predict with certainty how these marketing efforts will be received, and we cannot assure you that we will be able to achieve or maintain brand recognition or status. Failure of our marketing efforts could affect our ability to retain and attract consumers, customers, and third-party partners, which could adversely affect our business, results of operations, or financial condition. See “—Risks Related to Our Business and Industry—If our marketing efforts are not successful, we could be adversely affected.”

In addition, our continued use of legacy J&J branding could adversely affect our reputation. In connection with the Separation, J&J has transferred ownership of the intellectual property rights related to the “Johnson’s®” brand to us, unless prohibited by law in a particular jurisdiction. We continue to use the “Johnson’s®” brand even following the completion of the Kenvue IPO. Furthermore, pursuant to the Trademark Phase-Out License Agreement, J&J has granted to us a non-exclusive, non-sublicensable (subject to certain exceptions), non-assignable (subject to certain exceptions), royalty-free, fully paid up worldwide license to use certain intellectual property rights retained by J&J that we used in the conduct of our business prior to the Separation, including the “Johnson & Johnson” name and signature and other legacy J&J branding. This license permits us to make ongoing use of certain variations of the legacy J&J branding for terms of varying duration, ranging from one year to 10 years following the Separation, based on our particular use of the legacy J&J branding. For example, the license to use legacy J&J branding on internal or external product packaging and labels terminates within five years from the Kenvue IPO, subject to extension for an additional three years if, at such termination date, we continue to make use of such legacy J&J branding despite commercially reasonable efforts to terminate use. For additional information about these licenses, see our 2024 Proxy Statement.

As a result of this continued use of the legacy J&J branding, there is a risk that conduct or events adversely affecting J&J’s reputation could also adversely affect our reputation or the reputation of our brands. Moreover, the licenses to the legacy J&J branding include quality control provisions obligating us and any sublicensees to remain in compliance with applicable law and quality standards. Failure by us or any sublicensees to comply with these obligations could potentially result in termination of the licenses, which could adversely affect our business, results of operations, or financial condition.

We have incurred and continue to incur significant charges in connection with the Separation and incremental costs as an independent, publicly traded company.

Certain activities related to the Separation process are ongoing and we expect this process to continue to be complex, time-consuming, and costly. We continue to need to make investments to operate without the same access to J&J’s existing operational and administrative infrastructure. We continue to expect to incur one-time costs to replicate, or outsource from other providers, to replace certain corporate services that J&J historically provided to us prior to the Separation. Any failure or significant downtime in our own financial, administrative, or other support systems, or in the J&J financial, administrative, or other support systems during the transitional period during which J&J provides us with support, could adversely affect our business, results of operations, or financial condition. Due to the scope and complexity of the underlying projects related to the Separation, the amount of total costs could be materially higher than our estimate, and the timing of the incurrence of these costs is subject to change.

In particular, our day-to-day business operations, including a significant portion of the communications among our customers, manufacturers, suppliers and other third-party partners, rely on Technology Systems. J&J’s Technology Systems are complex, and we expect the transfer of Technology Systems from J&J to us to continue to be complex, time-consuming, and costly. There is also a risk of data loss in the process of transferring Technology Systems. As a result of our reliance on Technology Systems, the cost of the information technology integration and transfer and any loss of key data could have an adverse effect on our business, results of operations, or financial condition.

Information presented in the Consolidated Financial Statements for dates prior to the Kenvue IPO included the assets, liabilities, revenues, and expenses that J&J’s management determined were specifically or primarily identifiable to us, as well as direct and indirect costs that were attributable to our operations. Indirect costs are the costs of support functions that were provided on a centralized or geographic basis by J&J and its affiliates. Indirect costs were allocated to us for the purposes of preparing the Consolidated Financial Statements prior to the Kenvue IPO based on a specific identification basis or, when specific identification was not practicable, a proportional cost allocation method, primarily based on Net sales, headcount, or other allocation methodologies that were considered to be a reasonable reflection of the utilization of services provided or the benefit received by us during the periods presented, depending on the nature of the services received. The value of the assets and liabilities we assumed in connection with the Separation could ultimately be materially different than these attributions, which could adversely affect our business, results of operations, or financial condition.

Following the completion of the Kenvue IPO, J&J agreed to provide us with services related to historically shared functions pursuant to the Transition Services Agreement. These services include those categorized as direct and indirect costs in the preceding paragraph and as such, cost allocations for these functions are no longer included in the Consolidated Financial Statements for dates following the completion of the Kenvue IPO. Information presented in the Consolidated Financial Statements for dates subsequent to the Kenvue IPO includes the cost incurred by Kenvue in association with services provided by J&J under the Transition Services Agreement.

The transfer of certain assets and liabilities from J&J to us contemplated by the Separation has not been completed and may be significantly delayed or not occur at all.

Pursuant to the Separation Agreement, in order to ensure compliance with applicable law, to obtain necessary governmental approvals and other consents, and for other business reasons, we and J&J have deferred certain transfers of assets and assumptions of liabilities of businesses in certain non-U.S. jurisdictions. For example, certain of the assets and liabilities of our operations in China and the assets and liabilities of our operations in Russia were not transferred to us prior to the end of fiscal year 2024. For more information on the Separation Agreement, see Note 12, “Relationship with J&J,” to the Consolidated Financial Statements included herein and our 2024 Proxy Statement.

The Separation Agreement provides that we and J&J will use our respective reasonable best efforts to effect any transfer that was not completed prior to the completion of the Kenvue IPO as promptly following the completion of the Kenvue IPO as reasonably practicable and that, prior to such transfer, the net profits or losses from the operation of such business will, to the extent reasonably practicable and permitted by applicable law, be provided to us. Nevertheless, these arrangements may introduce additional complexities to our business. We cannot assure you that any transfer that is not yet completed will occur promptly, or at all, including if we are not able to obtain necessary governmental approvals or other consents or if there are any unanticipated developments or changes, including changes in laws or regulations, or that J&J will operate such businesses as we would have. Further, effecting the transfers could require more resources than expected, including out-of-pocket costs and expenses and internal management and employee time and resources, which could adversely affect our business, results of operations, or financial condition. In the event transfers are significantly delayed or do not occur, our business, results of operations, or financial condition may be adversely affected.

The transfer of certain contracts and other assets and rights from J&J to us may require the consents or approvals of third parties and governmental authorities, and failure to obtain these consents or approvals could adversely affect us.

The Separation Agreement provides for the transfer of certain contracts, permits, licenses and other assets and rights, in whole or in part, from J&J to us in connection with the Separation. We have completed the transfer of many, but not all, of these contracts, permits, licenses, and other assets and rights and the remainder which have not been transferred may require consents or approvals of, or provide other rights to, third parties or governmental authorities. In addition, in some circumstances, we and J&J are joint beneficiaries of contracts, and we and J&J may need to obtain the consents of third parties in order to split or separate certain remaining contracts or the relevant portion of the remaining contracts between us and J&J.

Certain required consents or approvals have not yet been obtained and may not be obtained in the future. Some third parties may use consent or approval requirements or other rights in connection with the Separation to seek to terminate contracts, obtain more favorable pricing or other contractual terms from us, or require us to provide assurance regarding our financial stability as an independent, publicly traded company by obtaining letters of credit or other forms of credit support. If we are unable to obtain required consents or approvals, we may not receive certain benefits, permits, assets, licenses, and contractual commitments that are intended to be allocated to us as part of the Separation, and we may be required to seek alternative arrangements to obtain these benefits, permits, assets, licenses, and contractual commitments, which may be more costly or of lower quality. The termination or modification of contracts or failure to complete the transfer of contracts, permits, licenses, and other assets and rights to us on a timely basis, or at all, could adversely affect our business, results of operations, or financial condition.

J&J may fail to perform under the Transition Agreements, or we may fail to have replacement arrangements in place when these agreements expire.

J&J is providing us with certain manufacturing services pursuant to the Transition Manufacturing Agreement for a transitional period following the completion of the Kenvue IPO. These services consist of supplying us with specified products, or components thereof, including Tylenol®, Zyrtec®, Motrin®, Benadryl®, and other OTC products, for terms of varying duration following the Separation. J&J is also providing us with services related to certain historically shared functions pursuant to the Transition Services Agreement for a transitional period following the completion of the Kenvue IPO. These services, which include certain information technology, supply chain, medical safety, finance, regulatory, real estate, and tax services, will be provided for terms of varying duration following the Separation.

We are relying on J&J to satisfy its obligations under the Transition Agreements during the applicable term. Failure by J&J to perform these obligations, or any delay in or disruption to J&J’s ability to perform these obligations, could adversely affect our ability to timely deliver quality products to consumers and customers in necessary quantities, hinder sales of the applicable products, damage our reputation or the reputation of our brands, increase our costs of procuring these services, result in system or service interruptions, divert our management’s focus, or otherwise adversely affect our business, results of operations, or financial condition, potentially for an extended period of time. Furthermore, under the terms of each of the Transition Agreements, J&J has agreed to perform the manufacturing and other services, as applicable, for us in a manner consistent with the past practice of our business. As a result, our operational flexibility to implement changes with respect to these services or the amounts we pay for them is limited, and we may not be able to implement changes in a manner desirable to us. In addition, we have historically received informal support from J&J, which may not be addressed in the Transition Agreements. The level of this informal support will continue to diminish or be eliminated since the Kenvue IPO was completed.

The services that J&J is providing to us pursuant to the Transition Agreements are transitional in nature. Upon the expiration of the term for each product subject to the Transition Manufacturing Agreement, we will be required to transition the manufacturing operations for such product to our own internal organization or to obtain alternative third-party sources to provide these services. Transitioning these manufacturing operations from J&J to us or one or more third parties will be a complex, time-consuming, and costly process, and could increase the risk of manufacturing defects or quality control issues. We are also in the process of creating our own, or engaging alternative third-party sources to provide, systems and services to replicate or replace many of the systems and services that J&J currently provides to us under the Transition Services Agreement. However, we may not be able to successfully replicate or replace these services or obtain the services at the same or better quality, at the same or lower costs or otherwise on the same or more favorable terms and conditions from third parties. For example, implementing our own information technology framework will be a complex, time-consuming, and costly process, and could make us more vulnerable to cyberattacks, network disruptions, or other information security or cybersecurity incidents.

Furthermore, to the extent we decide to engage one or more third parties to provide these services to us in the future, we could encounter additional risks associated with reliance on third parties. See “—Risks Related to Our Operations—We rely on third parties in many aspects of our business, including to manufacture certain of our products, which exposes us to additional risks that could adversely affect us.” If we do not have our own systems and services or manufacturing operations, or comparable agreements with alternative third-party sources, in place when the Transition Agreements expire, our business, results of operations, or financial condition could be adversely affected, including in the manner described in the preceding paragraph.

Potential indemnification obligations to J&J in connection with the Separation could adversely affect us.

The Separation Agreement provides for indemnification obligations (for uncapped amounts, reduced by any insurance proceeds or other third-party proceeds that the party being indemnified receives) designed to make us financially responsible for substantially all liabilities, subject to certain exceptions, that may exist relating to our business activities, whether incurred prior to or following the completion of the Kenvue IPO. For example, J&J has received demands for indemnification for legal claims related to OTC Zantac products sold by third parties in the United States, and we have agreed to indemnify J&J for such claims. In addition, we have agreed to indemnify J&J under certain additional circumstances pursuant to certain other agreements we have entered into with J&J in connection with the Separation. If we are required to indemnify J&J under the circumstances set forth in these agreements, we may be subject to substantial liabilities, which could adversely affect our business, results of operations, or financial condition. See “—We may be affected by significant restrictions, including on our ability to engage in certain corporate transactions, for a two-year period after the Exchange Offer, in order to avoid triggering significant tax-related liabilities.”

We may be affected by significant restrictions, including on our ability to engage in certain corporate transactions, for a two-year period after the Exchange Offer, in order to avoid triggering significant tax-related liabilities.

To preserve the tax-free treatment of certain steps of the Separation and the Exchange Offer for U.S. federal income tax purposes, we are restricted under the Tax Matters Agreement from taking certain actions that would prevent certain steps of the Separation and the Exchange Offer from being tax-free for U.S. federal income tax purposes. Under the Tax Matters Agreement, until August 23, 2025, we are subject to specific restrictions on our ability to enter into acquisition, merger, liquidation, sale, and stock redemption transactions with respect to our stock. These restrictions may limit our ability to pursue certain strategic transactions or other transactions that we may believe to be in the best interests of our shareholders or that might increase the value of our business. These restrictions do not limit the acquisition of other businesses by us for cash consideration. In addition, under the Tax Matters Agreement, we are generally required to indemnify J&J against certain tax liabilities that may result from the acquisition of our stock or assets, even if we do not participate in or otherwise facilitate the acquisition. Furthermore, we are subject to specific restrictions on discontinuing the active conduct of our trade or business, the issuance or sale of stock or other securities (including securities convertible into our stock but excluding certain compensatory arrangements) and sales of assets outside the ordinary course of business. These restrictions may reduce our strategic and operating flexibility. For more information on the Tax Matters Agreement, see Note 12, “Relationship with J&J,” to the Consolidated Financial Statements included herein and our 2024 Proxy Statement.

In connection with the Separation, J&J agreed to indemnify us for certain liabilities. However, we cannot assure you that the indemnity will be sufficient to protect us against the full amount of such liabilities or that J&J’s ability to satisfy its indemnification obligation will not be impaired in the future.

Pursuant to the Separation Agreement and certain other agreements we have entered into with J&J in connection with the Separation, J&J agreed to indemnify us for certain liabilities. However, third parties could also seek to hold us responsible for any of the liabilities that J&J has agreed to retain, including Talc-Related Liabilities, and we cannot assure you that the indemnity from J&J will be sufficient to protect us against the full amount of such liabilities, or that J&J will be able to fully satisfy its indemnification obligations. In addition, pursuant to the Separation Agreement, J&J’s self-funded insurance policies are not available to us, and J&J’s third-party insurance policies may not be available to us, for liabilities associated with occurrences of indemnified liabilities prior to the Separation, and in any event J&J’s insurers may deny coverage to us for liabilities associated with certain occurrences of indemnified liabilities prior to the Separation. Moreover, even if we ultimately succeed in recovering from J&J or its insurance providers any amounts for which we are held liable, we may be temporarily required to bear these losses. The occurrence of any of these events could adversely affect our business, results of operations, or financial condition.

We may have received better terms from unaffiliated third parties than the terms we will receive in our agreements with J&J.

The agreements we have entered into with J&J in connection with the Separation, including the Separation Agreement, the Tax Matters Agreement, the Employee Matters Agreement, the Transition Agreements (each as defined in Note 12, “Relationship with J&J,” to the Consolidated Financial Statements included herein), an intellectual property agreement, a trademark agreement, a reverse transition services agreement, and a data transfer and sharing agreement, were prepared in the context of the Separation while we were still part of J&J. Accordingly, during the period in which these agreements were prepared, we did not have a separate or independent board of directors or a management team that was separate from or independent of J&J. The terms of these agreements, including the fees charged for services provided under these agreements, were primarily determined by J&J and, as a result, may not necessarily reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties or from arm’s-length negotiations between J&J and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction.

Risks Related to Ownership of Our Common Stock

We cannot be certain that an active trading market for our common stock will be sustained.

We cannot assure you that an active trading market for shares of our common stock will be sustained. If an active trading market is not sustained, you may have difficulty selling your shares of our common stock at an attractive price or at all. An inactive trading market could also impair our ability to raise capital by selling shares of our common stock, our ability to attract and motivate our employees through equity incentive awards, and our ability to acquire businesses, brands, assets, or technologies by using shares of our common stock as consideration.

The stock price of our common stock may fluctuate significantly, and you could lose all or part of your investment in our common stock as a result.

We cannot predict the prices at which shares of our common stock may trade.

The market price of shares of our common stock may be highly volatile and fluctuate significantly due to a number of factors, some of which may be beyond our control.

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

As an independent, publicly traded company, we are required to maintain internal control over financial reporting and to report any material weaknesses in our internal control. In addition, beginning with this Annual Report on Form 10-K, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Our independent registered public accounting firm is also required to express an opinion as to the effectiveness of our internal control over financial reporting.

The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is complex, time-consuming, and costly. Because of its inherent limitations, any system of internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our financial reports and the market price of shares of our common stock could be adversely affected. We could also become subject to investigations by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources.

The obligations associated with being an independent, publicly traded company require significant resources and management attention.

We are directly subject to reporting and other obligations under the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the SEC and the NYSE.

These reporting and other obligations place significant demands on our management, diverting their time and attention from sales-generating activities to compliance activities, and require increased administrative and operational costs and expenses that we did not incur prior to the Separation, which could adversely affect our business, results of operations, or financial condition. In addition, while we actively engage in and greatly value discussions with our shareholders as part of our responsibilities as a public company, the interests and objectives of some activist shareholders may not align with, among other things, our business strategy or the interests of our shareholders generally. Responding to activist shareholder actions may incur significant time and expense, including legal fees, and it could also disrupt our operations, divert our Board’s and management’s attention, and interfere with the execution of our long-term business strategy.

Your percentage ownership in us may be diluted in the future.

In the future, your percentage ownership in us may be diluted if we issue additional shares of our common stock or convertible securities in connection with acquisitions, capital market transactions, or other corporate purposes, including equity-based awards that we may grant to our directors, officers, and employees. The Compensation & Human Capital Committee has granted, and we expect will continue to grant, equity-based awards to our employees and directors from time to time under the Kenvue 2023 Plan (as defined in Note 11, “Stock-Based Compensation,” to the Consolidated Financial Statements included herein). Any such issuance could result in substantial dilution to our existing shareholders.

Our Board is authorized, without further vote or action by our shareholders, to provide for the issuance from time to time of shares of our preferred stock in series. The terms of one or more series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of our preferred stock rights to elect directors in all events or on the occurrence of specified events or the right to veto specified transactions. In addition, the repurchase or redemption rights or liquidation preferences that we could assign to holders of our preferred stock could affect the residual value of our common stock.

We have debt obligations that could adversely affect us.

In connection with the Separation, we entered into certain financing arrangements, which include the offering of the Senior Notes, the Commercial Paper Program, and the Revolving Credit Facility (as defined in Note 5, “Borrowings,” to the Consolidated Financial Statements included herein). Some of the debt obligations under these financing arrangements will mature in the near future, and we may not be able to refinance these debt obligations on similar terms or at all depending on market conditions. In addition, we may incur additional indebtedness in the future. This indebtedness could have important, adverse consequences to us and our investors, including:

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
•limiting our ability to pay dividends or repurchase shares of our common stock;
•limiting our flexibility in planning for, or reacting to, changes in our business and industry; and
•limiting our ability to borrow additional funds as needed.

The risks described above will increase with the amount of indebtedness we incur in the future. Furthermore, our ability to borrow additional funds may be reduced and the risks described above would intensify if the cost of additional borrowings were to increase significantly, whether because of an increase in market interest rates or a decrease in our creditworthiness. Our cash flow from operations may not be sufficient to service our outstanding debt or to repay the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets, or otherwise raise funds on acceptable terms, or at all, to service or refinance our debt.

We are a holding company and our only material assets are our equity interests in our subsidiaries. As a consequence, we depend on the ability of our subsidiaries to pay dividends and make other payments and distributions to us in order to meet our obligations.

We are a holding company with limited direct business operations. Our subsidiaries own substantially all of our assets and conduct substantially all of our operations. Dividends from our subsidiaries and permitted payments to us under arrangements with our subsidiaries are our principal sources of cash to meet our obligations. These obligations include operating expenses and interest and principal on current and any future borrowings. Our subsidiaries, including certain subsidiaries organized outside the United States, may not be able to, or may not be permitted to, pay dividends or make distributions to enable us to meet our obligations. Each subsidiary is a distinct legal entity and, under certain circumstances, legal, tax, and contractual restrictions may limit our ability to obtain cash from our subsidiaries. If the cash we receive from our subsidiaries pursuant to dividends and other arrangements is insufficient to fund any of our obligations, or if a subsidiary is unable to pay future dividends or distributions to us to meet our obligations, we may be required to raise cash through, among other things, the incurrence of debt (including convertible or exchangeable debt), the sale of assets, or the issuance of equity. Our liquidity and capital position are highly dependent on the performance of our subsidiaries and their ability to pay future dividends and distributions to us as anticipated. The evaluation of future dividend sources and our overall liquidity plans are subject to a variety of factors, including current and future market conditions, which are subject to change. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could adversely affect our business, results of operations, or financial condition and our ability to satisfy our obligations under our indebtedness or pay dividends on our common stock.

We cannot guarantee the payment of dividends on our common stock, or the timing or amount of any such dividends.

Although we currently intend to continue paying a quarterly cash dividend to holders of our common stock, we have no obligation to do so, and our dividend policy may change at any time at the discretion of our Board without notice to our shareholders. Our Board’s decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in the agreements governing our indebtedness, general economic business conditions, industry practice, legal requirements, and other factors that our Board may deem relevant. Our ability to pay dividends will depend on our ongoing ability to generate cash flow from operations and our access to the capital markets. We cannot assure you that we will pay our anticipated dividend in the same amount or frequency, or at all, in the future.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could be adversely affected, resulting in a decrease in the market price of shares of our common stock.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements. We base our estimates on historical experience and other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, stockholders’ equity, Net sales, and expenses that are not readily apparent from other sources. If our assumptions change or if actual circumstances differ from our assumptions, our results of operations could be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of shares of our common stock.

Certain provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, and of Delaware law, may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our Board rather than to attempt an unsolicited takeover not approved by our Board. These provisions include 1) the ability of our directors, and not shareholders, to fill vacancies on our Board (including those resulting from an enlargement of our Board), 2) restrictions on the ability of our shareholders to call a special meeting, 3) restrictions on the ability of our shareholders to act by written consent, 4) rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings, and 5) authority of our Board to issue preferred stock without shareholder vote or action.

In addition, because we have not chosen to be exempt from Section 203 of the Delaware General Corporation Law (the “DGCL”), this provision could also delay or prevent a change of control that shareholders may favor. Section 203 of the DGCL generally prohibits a Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years following the time that such stockholder became an interested stockholder, subject to certain exceptions. See the section titled “Anti-Takeover Effects of Various Provisions of Delaware Law, Our Amended and Restated Certificate of Incorporation and Our Amended and Restated Bylaws—Delaware Anti-Takeover Statute” in the Description of Securities incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

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

Our amended and restated certificate of incorporation provides, in all cases to the fullest extent permitted by law, that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery located within the state of Delaware (or, if such court does not have jurisdiction, the United States District Court for the District of Delaware) will be the sole and exclusive forum for 1) any derivative action or proceeding brought on our behalf, 2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees, or shareholders to us or our shareholders, 3) any action asserting a claim arising pursuant to any provision of our amended and restated certificate of incorporation or our amended and restated bylaws, 4) any action asserting a claim arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery located within the state of Delaware, or 5) any action asserting a claim governed by the internal affairs doctrine.

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

These exclusive forum provisions may impose additional costs on shareholders in pursuing any such claims, particularly if the shareholders do not reside in or near the state of Delaware, or limit a shareholder’s ability to bring a claim in a judicial forum that such shareholder finds favorable for disputes with us or our directors, officers, employees, or shareholders, which in each case may discourage such lawsuits with respect to such claims. It is possible that a court could find these exclusive forum provisions inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, and we may incur additional costs associated with resolving such matters in other jurisdictions, which could divert our management’s attention and otherwise adversely affect our business, results of operations, or financial condition.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 1C. CYBERSECURITY

Risk Management and Strategy

Our process for assessing, identifying, and managing material risks from cybersecurity threats is integrated into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. Our cybersecurity organization continually evaluates and addresses cybersecurity risk in alignment with our business objectives to address the evolving regulatory landscape and emerging risks, including those resulting from geopolitical shifts and technological innovations such as the growth of cloud technologies and artificial intelligence. We maintain a formal cybersecurity training program, including annual trainings for all Kenvuers, covering, among other topics, phishing, email security, and data privacy. We employ automation, and we also engage our internal audit function and a range of external consultants and other expert third parties in connection with the evaluation and management of cybersecurity risk and the maturation of our cybersecurity program.

Our cybersecurity organization assesses, monitors, and manages cybersecurity risk through technical, physical, and administrative controls, including implementing cybersecurity policies, procedures, and strategies, with the ultimate goal of preventing cybersecurity incidents to the extent feasible, while increasing our system resilience in an effort to minimize business impact should an incident occur. The underlying controls of the cybersecurity risk management program are based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology Cybersecurity Framework. In addition, we maintain a Data Incident Response Program, which is designed to identify, assess, manage, and report significant data incidents, including those reasonably likely to affect our business strategy, results of operations, or financial condition. In the event of a cybersecurity incident, our cybersecurity team assesses, among other factors, safety impact, supply chain and manufacturing disruption, data and personal information loss, business operations disruption, projected cost, and potential for reputational harm, with support from external technical and legal advisors and law enforcement, as appropriate. The Data Incident Response Program outlines the steps to be followed from incident detection to mitigation, recovery, and notification, including notifying functional areas, senior management, and the Company’s Disclosure Committee or a sub-committee thereof as appropriate. The Disclosure Committee or a sub-committee thereof will consider the materiality of an incident elevated by the Data Incident Response Program, inform our Board and other key stakeholders as appropriate, and determine the Company’s reporting obligation on a timely basis. Our organization tests and monitors these processes, including through table-top exercise testing with senior leaders.

We rely heavily on our supply chain to deliver our products to our customers and consumers, and a cybersecurity incident at a supplier or partner could materially adversely impact us. As such, we have processes in place to oversee and identify risks from cybersecurity threats associated with suppliers and our use of third-party service providers, including through our Supplier Cyber Risk Assessment process, which assesses third-party cybersecurity controls through a combination of risk assessment questionnaires, commercially available risk data, and proprietary algorithms. We also include security and privacy addendums to our contracts where applicable. We require that our suppliers and partners report cybersecurity incidents to us so that we can assess the impact of such an incident on us and have dedicated processes to respond to cybersecurity incidents at third parties.

Risks from cybersecurity threats did not materially affect our results of operations or financial condition during the fiscal twelve months ended December 29, 2024.

Governance

Cybersecurity-related risks are one of the key risks contemplated by our Enterprise Risk Management (“ERM”) Framework. The ERM Framework informs our strategic planning activities through a collaborative risk management environment that proactively identifies and prioritizes our strategic, preventable, and external risks (including new or changing regulations). The ERM Framework enables a clear understanding of the top risks and the exposure they have to our performance and strategic decisions. The ERM Framework is reviewed annually as part of a risk assessment that is presented to our Board.

Our ERM Framework describes the roles and responsibilities of the Integrated Risk Management Council, a cross-functional group of senior enterprise risk leaders, which meets regularly to review and discuss significant risk facing our business, including cybersecurity risk. Our Integrated Risk Management Council, which includes our Chief Information Security Officer (“CISO”), proactively identifies, assesses, and prioritizes key or emerging risks, which are then escalated to senior management as needed and, in the case of cybersecurity risk, reported to our Board’s Nominating, Governance & Sustainability Committee (the “NG&S Committee”) or our full Board.

The NG&S Committee is responsible for assisting our Board with respect to designated risk oversight matters, including privacy and cybersecurity. The NG&S Committee receives reports from, and meets at least twice a year and as needed with, the CISO and the Chief Privacy and Digital Officer (“CPDO”). The CISO and the CPDO inform the NG&S Committee, which in turn informs our Board, of risks from cybersecurity threats during such meetings. The NG&S Committee reports to our full Board following each of its regularly scheduled meetings at a minimum and reviews with our Board significant issues or concerns that arise at NG&S Committee meetings. In addition, in February 2025, the CISO and the CPDO reviewed with our Board the cybersecurity and privacy programs, the Data Incident Response Program, and the role of our Board related thereto.

Our CISO leads a global cybersecurity organization, which develops our strategic cybersecurity priorities and executes operational plans. Our CISO has over 25 years of cybersecurity experience in the healthcare, finance, and telecommunications industries and in government. Prior to his role at Kenvue, our CISO spent over 10 years at J&J in cybersecurity, and he retired from the United States Air Force Reserves in 2018 as a Lieutenant Colonel, where he had responsibility for cybersecurity. He is a Certified Information Systems Security Professional and holds a Masters in Telecommunications Management from the University of Maryland, University College and a Directorship Certification from the National Association of Corporate Directors. Our CPDO has over 10 years of privacy and digital legal experience. Prior to his role at Kenvue, our CPDO worked for over 15 years in J&J’s Law Department. He also worked as a lawyer in private practice at the law firm Linklaters LLP, in industry associations, and in government, and he acted as Vice Chair of the Consumer Goods Privacy+ Consortium, an association developing compliance strategies and best practices to meet requirements of global privacy laws. He holds a Juris Doctor from Luiss Guido Carli University (Rome, Italy) and a Master of Laws in European Law and Economic Analysis from the College of Europe (Bruges, Belgium). The other members of the cybersecurity organization have decades of experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes around the world, and rely on threat intelligence as well as other information obtained from governmental, public, or private sources, including external consultants.

Notwithstanding our cybersecurity measures, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. For a discussion of cybersecurity risks, see Part I, Item 1A, “Risk Factors—Risks Related to Our Operations—An information security incident, including a cybersecurity breach, or the failure of an information technology or operational technology system owned or operated by us or a third party, could adversely affect us.”

Item 2. PROPERTIES

We own, lease, or otherwise have rights to use sites that are comprised of administration, research and development, manufacturing, warehousing, distribution, and other properties, as well as the global and North America corporate headquarters campus (discussed below). As of December 29, 2024, we own, lease, or otherwise have rights to use approximately 133 sites, consisting of approximately 35 sites that we own and approximately 98 sites that we lease or otherwise have rights to use. We have approximately 12 sites located in 10 different states of the United States. In addition, we have approximately 121 sites located in 58 other countries and territories around the world, including in EMEA, APAC, LATAM, and other areas of North America. Many of these sites serve more than one of our reportable business segments and multiple functions across our business.

We are also party to various agreements with J&J relating to real estate matters, which include leasing and subleasing arrangements between us and J&J with respect to our properties and J&J’s properties.

On April 20, 2023, we entered into a long-term lease for a newly renovated global and North America corporate headquarters building and a newly constructed research and development building in Summit, New Jersey (the “Global and North America Headquarters Lease”). We expect to officially open our new global and North America corporate headquarters in March 2025. The relocation to our new campus from multiple U.S.-based locations will continue through 2026 when the new research and development building is expected to be complete. When construction is completed, the campus will encompass approximately 290,000 square feet. The Global and North America Headquarters Lease collectively includes the lease associated with the global and North America corporate headquarters building (the “Corporate Office Lease”), the lease associated with the land where the research and development building is under construction (the “State-of-the-Art Lab Facility Lease”), and the lease associated with land to be used for amenities (the “Amenities Lease”). On February 21, 2024, we listed our interim corporate headquarters in Skillman, New Jersey for sale.

We consider the sites that we use in our business to be suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative sites. We are committed to maintaining all of these sites in good operating condition.

Item 3. LEGAL PROCEEDINGS

The information called for by this item is incorporated herein by reference to Note 17, “Commitments and Contingencies,” to the Consolidated Financial Statements included herein.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were no sales of equity securities by the Company during the fiscal twelve months ended December 29, 2024.

Market Information and Holders

Our common stock trades on the NYSE under the symbol “KVUE.” As of February 14, 2025, there were 1,911,240,720 shares of common stock outstanding, with 2,993 shareholders of record.

Dividends

Quarterly dividends have been paid to our shareholders since the Kenvue IPO. A summary of cash dividends per share on the outstanding Kenvue common stock declared to shareholders by our Board and paid during the fiscal twelve months ended December 29, 2024 is presented below:

Declaration Date	Record Date	Payment Date	Per Share Amount
January 25, 2024	February 14, 2024	February 28, 2024	$0.20
April 25, 2024	May 8, 2024	May 22, 2024	$0.20
July 25, 2024	August 14, 2024	August 28, 2024	$0.205
October 17, 2024	November 13, 2024	November 27, 2024	$0.205

On January 16, 2025, we announced that our Board declared a cash dividend of $0.205 per share on our common stock. The dividend is payable on February 26, 2025 to shareholders of record as of the close of business on February 12, 2025.

We expect to continue to pay cash dividends on a quarterly basis. However, the declaration of dividends is subject to the discretion of our Board.

Securities Authorized for Issuance Under Equity Compensation Plans

For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report on Form 10-K.

Stock Performance Graph

The following graph compares cumulative total shareholder return on our common stock against the Standard & Poor’s (“S&P”) 500 Stock Index and the S&P’s Consumer Staples Stock Index from May 4, 2023 (the first day our common stock began trading on the NYSE) through December 29, 2024. The graph assumes that $100 was invested on May 4, 2023 in each of the Company’s common stock, the S&P’s 500 Stock Index, and the S&P’s Consumer Staples Sector and that all dividends were reinvested.

Company/Stock Index	May 4, 2023	July 2, 2023	October 1, 2023	December 31, 2023
Kenvue Inc.	$100.00	$98.22	$75.36	$81.61
S&P 500 Stock Index	$100.00	$109.58	$105.59	$117.45
S&P 500 Consumer Staples Stock Index	$100.00	$97.76	$91.30	$95.69

Company/Stock Index	March 31, 2024	June 30, 2024	September 29, 2024	December 29, 2024
Kenvue Inc.	$82.19	$70.33	$90.83	$84.79
S&P 500 Stock Index	$129.38	$134.45	$141.29	$147.02
S&P 500 Consumer Staples Stock Index	$102.21	$102.92	$111.34	$108.32

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fiscal three months ended October 1, 2023, our Board authorized a share repurchase program, under which we are authorized to repurchase up to 27,000,000 shares of our outstanding common stock in open market or privately negotiated transactions. The program has no expiration date and may be suspended or discontinued at any time. The intent of this repurchase program is to offset dilution from the vesting or exercise of equity-based awards under the Kenvue 2023 Plan (as defined in Note 11, “Stock-Based Compensation,” to the Consolidated Financial Statements included herein).

The following table represents our purchases of common stock during the fiscal three months ended December 29, 2024:

(Shares in Thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
September 30, 2024 – October 27, 2024	—	$—	—	20,950
October 28, 2024 – November 24, 2024	2,158	$23.68	2,158	18,792
November 25, 2024 – December 29, 2024	3,000	$23.04	3,000	15,792
Total number of shares purchased	5,158

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Company Overview

At Kenvue, our purpose is to realize the extraordinary power of everyday care. As a global leader at the intersection of healthcare and consumer goods, we are the world’s largest pure-play consumer health company by revenue with $15.5 billion in Net sales in the fiscal year 2024. By combining the power of science with meaningful human insights and our digital strategy, we empower consumers to live healthier lives every day. Built on more than a century of heritage and trusted by generations, our differentiated portfolio of iconic brands—including Tylenol®, Neutrogena®, Listerine®, Johnson’s®, BAND-AID® Brand, Aveeno®, Zyrtec®, and Nicorette®—is backed by science and recommended by healthcare professionals, which further reinforces our consumers’ connections to our brands.

Our portfolio includes Self Care, Skin Health and Beauty, and Essential Health products, allowing us to connect with consumers globally—in their daily rituals and the moments that matter most.

Our global scale and the breadth of our brand portfolio are complemented by our well-developed capabilities and accelerated through our digital strategy, allowing us to dynamically capitalize on and respond to current trends impacting our categories and geographic markets.

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

For additional information about our three reportable business segments, see “—Key Factors Affecting Our Results—Our Brands and Product Portfolio” and Note 18, “Segments of Business and Geographic Areas,” to the Consolidated Financial Statements included herein.

Separation from J&J

In November 2021, J&J, our former parent company, announced its intention to separate its Consumer Health segment into an independent publicly traded company. Kenvue was incorporated in Delaware in February 2022, as a wholly owned subsidiary of J&J, to serve as the ultimate parent company of J&J’s Consumer Health Business. In April 2023, J&J completed the transfer of substantially all of the assets and liabilities of the Consumer Health Business to us and our subsidiaries. In May 2023, we completed an initial public offering of approximately 10.4% of our outstanding common stock and began trading on the NYSE under the ticker symbol “KVUE.” Following the Kenvue IPO, J&J owned approximately 89.6% of our outstanding common stock. In July 2023, J&J announced an exchange offer under which its shareholders could exchange shares of J&J common stock for shares of our common stock owned by J&J. In August 2023, J&J completed the Exchange Offer and exchanged shares representing approximately 80.1% of our common stock, completing the Separation from J&J and transition to being a fully independent public company. In May 2024, J&J completed an additional exchange offer through which J&J exchanged indebtedness of J&J for shares of our common stock owned by J&J. Following the completion of the Debt for Equity Exchange, J&J no longer owned any shares of our common stock.

See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Description of the Company and Business Segments,” to the Consolidated Financial Statements for additional information.

We are incurring certain non-recurring separation-related costs in connection with our establishment as a standalone public company (the “Separation-related costs”). We expect the Separation-related costs will continue through approximately the first half of fiscal year 2025. For additional information about the Separation, see Note 1, “Description of the Company and Summary of Significant Accounting Policies,” and Note 12, “Relationship with J&J,” to the Consolidated Financial Statements included herein.

Relationship with J&J

We entered into the Separation Agreement and various other agreements with J&J for the purpose of effecting the Separation. These agreements provide a framework for our relationship with J&J and govern various interim and ongoing relationships between us and J&J that follow the completion of the Kenvue IPO. See Note 12, “Relationship with J&J,” to the Consolidated Financial Statements included herein for additional information on these agreements.

Kenvue Global Headquarters

On April 20, 2023, we entered into a long-term lease for a newly renovated global and North America corporate headquarters building and a newly constructed research and development building in Summit, New Jersey. We expect to officially open our new global and North America corporate headquarters in March 2025. The relocation to our new campus from multiple U.S.- based locations will continue through 2026 when the new research and development building is expected to be complete. When construction is completed, the campus will encompass approximately 290,000 square feet. The Global and North America Headquarters Lease collectively includes the lease associated with the global and North America corporate headquarters building, the lease associated with the land where the research and development building is under construction, and the lease associated with land to be used for amenities.

On February 21, 2024, we listed our interim corporate headquarters in Skillman, New Jersey for sale, which met the criteria to be classified as held for sale at that date. For the fiscal three months ended March 31, 2024, an impairment charge of $68 million was recorded on the held for sale asset associated with the interim corporate headquarters in Skillman. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Assets Held for Sale,” to the Consolidated Financial Statements included herein for more information.

Key Factors Affecting Our Results

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K.

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

Increased Competition

Our products are sold in a highly competitive global marketplace, which, in recent years, has experienced increased retail trade concentration, the emergence of retail buying alliances, the rapid growth of e-commerce, and the integration of traditional and digital operations at key customers. One of our customers accounted for approximately 12%, 12%, and 13% of total Net sales for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively. Our top 10 customers represented approximately 41%, 41%, and 42% of total Net sales for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively. As a result of these trends, certain large-format customers have significant bargaining strength and represent a significant portion of our total Net sales.

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

Restructuring

As part of our continued transformation to a fit-for-purpose consumer company, during the fiscal year 2024, we began strategic initiatives intended to enhance organizational efficiencies and better position us for future growth (“Our Vue Forward”). To further Our Vue Forward, on May 6, 2024, our Board approved a multi-year initiative (the “2024 Multi-Year Restructuring Initiative”) to build on our strengths, improve our underlying information technology infrastructure, and optimize our cost structure by rebalancing resources to better position us for future growth. The 2024 Multi-Year Restructuring Initiative primarily includes global workforce reductions, changes in management structure, and the transition to centralized shared-service functions in lower-cost locations. See Note 19, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Consolidated Financial Statements included herein for further information.

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

Economic challenges, including the impact from acts of war, military actions, terrorist attacks, or civil unrest, may continue to cause economic uncertainty and volatility. The impact of these issues may adversely affect prevailing economic conditions and our business, results of operations, or financial condition.

Russia-Ukraine War

Although the long-term implications of the Russia-Ukraine War are difficult to predict at this time, the financial impact of the conflict during the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023 was not significant to our results of operations. For the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023, our Ukrainian business represented 0.2%, 0.2%, and 0.1% of our Net sales, respectively. As of both December 29, 2024 and December 31, 2023, our Ukrainian business represented 0.1% of our assets. For the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023, our Russian business represented 1.1%, 1.0%, and 1.4% of our Net sales, respectively. As of both December 29, 2024 and December 31, 2023, our Russian business represented 0.7% of our assets.

In the fiscal three months ended April 3, 2022, we announced our decision to suspend supply of all of our products into Russia other than our OTC medicines within our Self Care segment, which we continued to supply as patients rely on many of these products for healthcare purposes. Supply of the suspended products terminated during the fiscal three months ended July 3, 2022. We also suspended branded advertising, clinical trials, and additional investment in Russia. We will continue to monitor the geopolitical situation in Russia and evaluate our activities and future operations in Russia.

Foreign Currency Exposure

We report our consolidated financial results in U.S. dollars but have significant non-U.S. operations. A large portion of our business is conducted in currencies other than U.S. dollars, and generally the applicable local currency is our functional currency in that locality. As a result, we face foreign currency exposure on the translation into U.S. dollars of our results of operations in numerous jurisdictions. We manage the impact of foreign exchange rate translation and transaction exposures through operational means and the use of derivative financial instruments such as forward foreign exchange contracts and cross currency swap contracts. In addition, as we continue to expand our global operations, our exposure to foreign currency risk could become more significant, particularly if the U.S. dollar strengthens in the future.

Acquisitions and Divestitures

We continually assess and refine our portfolio through acquisitions of businesses as well as divestitures of assets that we do not believe are well integrated into our product portfolio and strategic direction. We believe our strong balance sheet will allow us to strategically make acquisitions and divestitures while maintaining our disciplined approach to capital allocation.

We did not complete any significant acquisitions or divestitures during the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023.

Legal Proceedings

We and/or certain of our subsidiaries are involved from time to time in various lawsuits and claims relating to product liability, labeling, marketing, advertising, pricing, intellectual property, commercial contracts, foreign exchange controls, antitrust and trade regulation, labor and employment, indemnification, data privacy and cybersecurity, environmental, health and safety, and tax matters, governmental investigations, and other legal proceedings that arise in the ordinary course of our business. See Note 17, “Commitments and Contingencies,” to the Consolidated Financial Statements included herein for additional information regarding our current legal proceedings.

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

Results of Operations

A detailed discussion of the period-over-period changes in the results for the fiscal twelve months ended December 29, 2024 and the fiscal twelve months ended December 31, 2023 is presented below. A detailed discussion of the period-over-period changes in the results for the fiscal twelve months ended December 31, 2023 and the fiscal twelve months ended January 1, 2023 can be found under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II., Item 7 of this Annual Report on Form 10-K for the fiscal twelve months ended December 31, 2023 filed on March 1, 2024 with the SEC (the “2023 Annual Report”).

Fiscal Twelve Months Ended December 29, 2024 Compared with Fiscal Twelve Months Ended December 31, 2023

Our results for the fiscal twelve months ended December 29, 2024 and December 31, 2023 were as follows:

	Fiscal Twelve Months Ended		Change In Fiscal Year
	December 29, 2024	December 31, 2023	Change 2023 to 2024
(Dollars in Millions)			Amount	Percent
Net sales	$15,455	$15,444	$11	0.1%
Cost of sales	6,496	6,801	(305)	(4.5)
Gross profit	8,959	8,643	316	3.7
Selling, general, and administrative expenses	6,329	6,141	188	3.1
Restructuring expenses	185	—	185	*
Impairment charges	578	—	578	*
Other operating expense (income), net	26	(10)	36	*
Operating income	1,841	2,512	(671)	(26.7)
Other expense, net	48	72	(24)	(33.3)
Interest expense, net	378	250	128	51.2
Income before taxes	1,415	2,190	(775)	(35.4)
Provision for taxes	385	526	(141)	(26.8)
Net income	$1,030	$1,664	$(634)	(38.1)%
* Calculation not meaningful.

Net Sales

Net sales were $15.5 billion and $15.4 billion for the fiscal twelve months ended December 29, 2024 and December 31, 2023, respectively, an increase of $11 million, or 0.1%. Excluding the impact of unfavorable changes in foreign currency exchange rates of $219 million, or 1.4%, Organic sales (a non-GAAP financial measure as defined in “Segment Results—Organic Sales Change” below) growth was $230 million, or 1.5%. Organic sales growth was driven by favorable value realization (defined as price, including mix) of 2.7%, partially offset by volume-related decreases of 1.2%. The increase in year-over-year value realization was primarily due to carryover price increases from the prior fiscal year as well as new pricing actions, while the volume-related decrease was primarily driven by Skin Health and Beauty and Self Care. Organic sales growth was primarily driven by growth in Essential Health across all product categories, led by Oral Care, as well as growth in Self Care, partially offset by declines in Skin Health and Beauty due to volume-related decreases in the United States attributable to the carryover effects from prior fiscal year execution challenges and current fiscal year competitive pressures. For additional information about the Net sales of our three reportable business segments, see “—Segment Results” below.

The following tables present a reconciliation of the change in U.S. GAAP Net sales to the change in Organic sales for the fiscal twelve months ended December 29, 2024 as compared to the fiscal twelve months ended December 31, 2023:

	Fiscal Twelve Months Ended December 29, 2024 vs December 31, 2023(1)
	Reported Net sales change		Impact of foreign currency	Organic sales change
(Dollars in Millions)	Amount	Percent	Amount	Amount	Percent
Total	$11	0.1%	$(219)	$230	1.5%

	Fiscal Twelve Months Ended December 29, 2024 vs December 31, 2023(1)
	Reported Net sales change	Impact of foreign currency	Organic sales change
			Price/Mix(2)	Volume
Total	0.1%	(1.4)%	2.7%	(1.2)%
(1) Acquisitions and divestitures did not materially impact Net sales for the fiscal twelve months ended December 29, 2024 or December 31, 2023.
(2) Also referred to as value realization.

Cost of Sales

Cost of sales were $6.5 billion and $6.8 billion for the fiscal twelve months ended December 29, 2024 and December 31, 2023, respectively, a decrease of $305 million, or 4.5%. Gross profit margin expanded 200 basis points to 58.0% for the fiscal twelve months ended December 29, 2024 as compared to 56.0% for the fiscal twelve months ended December 31, 2023. Changes in both Cost of sales and gross profit margin were primarily due to gains attributable to the realization of benefits associated with our supply chain optimization initiatives. Gross profit margin also increased due to value realization.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $6.3 billion and $6.1 billion for the fiscal twelve months ended December 29, 2024 and December 31, 2023, respectively, an increase of $188 million, or 3.1%. Selling, general, and administrative expenses as a percentage of Net sales increased 120 basis points to 41.0% for the fiscal twelve months ended December 29, 2024, as compared to 39.8% for the fiscal twelve months ended December 31, 2023, primarily attributable to higher expenses related to brand support, including advertising and healthcare professional engagement, as we increased our investment to further support sales across segments and geographies, and an additional quarter of incremental ongoing public company costs not incurred last year. These cost increases were partially offset by savings from Our Vue Forward and a $217 million decrease in Separation-related costs.

Restructuring Expenses

Restructuring expenses were $185 million for the fiscal twelve months ended December 29, 2024, driven by costs incurred under Our Vue Forward related to global workforce reductions, changes in management structure, and the transition to centralized shared-service functions in lower-cost locations, as we began strategic initiatives intended to enhance organizational efficiencies and better position Kenvue for future growth. This includes employee-related costs, information technology and project-related costs, and other implementation costs. See Note 19, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Consolidated Financial Statements included herein for additional information.

Impairment Charges

Impairment charges were $578 million for the fiscal twelve months ended December 29, 2024, which primarily included a non-cash charge of $488 million ($337 million after-tax) to adjust the carrying value of intangible assets and property, plant, and equipment related to the Dr.Ci:Labo® skin health business. The impairment was due primarily to revisions to internal forecasts for the business as a result of updates in our strategy to reach more consumers and appropriately address evolving market dynamics, including shifts in consumer sentiment in China as well as changing shopping patterns in the region. The increase also included the impact of a $68 million non-cash impairment charge related to our interim corporate headquarters in Skillman, New Jersey, which was classified as held for sale on February 21, 2024. Additionally, we recognized a non-cash impairment charge of $22 million related to certain software development assets. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Impairment of Long-Lived Assets,” to the Consolidated Financial Statements included herein for additional information.

Other Operating Expense (Income), Net

Other operating expense (income), net was $26 million and $(10) million for the fiscal twelve months ended December 29, 2024 and December 31, 2023, respectively, a change of $36 million. Expense for the fiscal twelve months ended December 29, 2024 was driven by the $59 million accounting impact of net economic benefit arrangements with J&J in connection with the Deferred Local Businesses (see Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included herein for additional information), partially offset by $34 million of royalty income. Income for the fiscal twelve months ended December 31, 2023 was driven by the prior period reversal of a $45 million contingent liability that was no longer considered to be probable, $35 million of royalty income, and a $9 million gain recognized on the sale of a manufacturing facility in Lancaster, Pennsylvania in the fiscal twelve months ended December 31, 2023, partially offset by the $28 million accounting impact of net economic benefit arrangements with J&J in connection with the Deferred Local Businesses, and $26 million of litigation expense. See Note 13, “Other Operating Expense (Income), Net and Other Expense, Net,” to the Consolidated Financial Statements included herein for additional information.

Other Expense, Net

Other expense, net was $48 million and $72 million for the fiscal twelve months ended December 29, 2024 and December 31, 2023, respectively, a decrease of $24 million. Expense for the fiscal twelve months ended December 29, 2024 was driven by $72 million in losses on investments, partially offset by a $21 million gain recognized on the release of tax indemnification reserves that were no longer considered to be probable. Expense for the fiscal twelve months ended December 31, 2023 was driven by $58 million in currency losses on transactions and $7 million in losses on investments. See Note 13, “Other Operating Expense (Income), Net and Other Expense, Net,” to the Consolidated Financial Statements included herein for additional information.

Interest Expense, Net

Interest expense, net was $378 million and $250 million for the fiscal twelve months ended December 29, 2024 and December 31, 2023, respectively, an increase of $128 million. The increase in expense was driven by an additional quarter of interest expense recognized on the Senior Notes and notes issued under the Commercial Paper Program not incurred last fiscal year, along with $33 million of interest income recognized in the fiscal three months ended July 2, 2023 in relation to the Facility Agreement (as defined in Note 5, “Borrowings—Facility Agreement,” to the Consolidated Financial Statements included herein) as well as interest income earned in the fiscal six months ended July 2, 2023 on debt proceeds in escrow. See Note 5, “Borrowings,” to the Consolidated Financial Statements included herein for additional information.

Provision For Taxes

Provision for taxes was $385 million and $526 million for the fiscal twelve months ended December 29, 2024 and December 31, 2023, respectively, a decrease of $141 million. The decrease in Provision for taxes was primarily due to lower year-to-date income in comparison to the prior fiscal period as a result of the Dr.Ci:Labo® skin health business impairment for the fiscal twelve months ended December 29, 2024 and the recording of a valuation allowance against a deferred tax asset related to future foreign tax benefits in the fiscal twelve months ended December 31, 2023. The decrease is offset by fewer releases of uncertain tax positions due to the expiration of certain statutes of limitations and reduced tax benefits derived from the Separation as compared to the fiscal twelve months ended December 31, 2023 as well as unfavorable return-to-provision adjustments and shortfall on stock-based compensation recorded during the fiscal twelve months ended December 29, 2024. In addition, the worldwide effective income tax rates for the fiscal twelve months ended December 29, 2024 and December 31, 2023 were 27.2% and 24.0%, respectively. See Note 14, “Income Taxes,” to the Consolidated Financial Statements included herein for additional information.

Segment Results

Segment profit is based on Operating income, excluding depreciation, amortization of intangible assets, Separation-related costs, restructuring and operating model optimization initiatives, impairment charges, the impact of the conversion of stock-based awards, issuance of Founder Shares (as defined below), Other operating expense (income), net, and unallocated general corporate administrative expenses (referred to herein as “Segment adjusted operating income”), as the Chief Operating Decision Maker (the “CODM) excludes these items in assessing segment financial performance. General corporate/unallocated expenses, which include expenses related to treasury, legal operations, and certain other expenses, along with gains and losses related to the overall management of our Company, are not allocated to the segments. In assessing segment performance and managing operations, the CODM does not review segment assets.

See Note 18, “Segments of Business and Geographic Areas,” to the Consolidated Financial Statements included herein for additional information.

A detailed discussion of the period-over-period changes in Segment net sales and Segment adjusted operating income for the fiscal twelve months ended December 29, 2024 and the fiscal twelve months ended December 31, 2023 is presented below. A detailed discussion of the period-over-period changes in Segment net sales and Segment adjusted operating income for the fiscal twelve months ended December 31, 2023 and the fiscal twelve months ended January 1, 2023 can be found under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II., Item 7 of our 2023 Annual Report.

Fiscal Twelve Months Ended December 29, 2024 Compared with Fiscal Twelve Months Ended December 31, 2023

The following tables presents Segment net sales and Segment adjusted operating income and the period-over-period changes in Segment net sales and Segment adjusted operating income for the fiscal twelve months ended December 29, 2024 and December 31, 2023. During the fiscal twelve months ended December 29, 2024, we adopted ASU 2023-07, as described in more detail in Note 1, “Description of the Company and Summary of Significant Accounting Policies— Recently Adopted Accounting Standards,” to the Consolidated Financial Statements included herein. See Note 18, “Segments of Business and Geographic Areas,” to the Consolidated Financial Statements included herein for further details regarding Segment net sales and Segment adjusted operating income.

	Fiscal Twelve Months Ended								Change In Fiscal Year
	December 29, 2024				December 31, 2023				Change 2023 to 2024
(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total	Self Care	Skin Health and Beauty	Essential Health	Total	Amount	Percent
Net sales	$6,527	$4,240	$4,688	$15,455	$6,451	$4,378	$4,615	$15,444	$11	0.1%
Segment adjusted Cost of sales(1)	2,287	1,738	2,102	6,127	2,249	1,952	2,228	6,429	(302)	(4.7)%
Other segment expense items(2)	2,067	1,895	1,424	5,386	1,903	1,747	1,376	5,026	360	7.2%
Segment adjusted operating income	$2,173	$607	$1,162	$3,942	$2,299	$679	$1,011	$3,989	$(47)	(1.2)%
Reconciliation to Income before taxes:
Less:
Depreciation(3)				329				305
Amortization of intangible assets				269				322
Separation-related costs(4)				296				468
Restructuring and operating model optimization initiatives				221				32
Impairment charges				578				—
Conversion of stock-based awards(5)				39				55
Founder Shares(6)				29				9
Other operating expense (income), net				26				(10)
General corporate/unallocated expenses				314				296
Operating income				$1,841				$2,512
Other expense, net				48				72
Interest expense, net				378				250
Income before taxes				$1,415				$2,190
(1) The Company defines Segment adjusted cost of sales as Cost of sales adjusted for amortization of intangible assets, Separation-related costs, conversion of stock-based awards, Founder Shares, operating model optimization initiatives, and general corporate/unallocated expenses.
(2) Other segment expense items for each reportable segment include employee-related costs, brand support, shipping and handling costs, research and development costs, and certain other operating expenses (income).
(3) Depreciation includes the amortization of integration and development costs capitalized in connection with cloud computing arrangements.
(4) Separation-related costs includes depreciation expense on Separation-related assets for the fiscal twelve months ended December 29, 2024.
(5) Segment adjusted operating income excludes the impact of the conversion of stock-based awards that occurred on August 23, 2023 (see Note 11, “Stock-Based Compensation,” to the Consolidated Financial Statements included herein for additional information). The adjustment represents the net impact of the gain on reversal of previously recognized stock-based compensation expense, offset by stock-based compensation expense recognized in the fiscal twelve months ended December 29, 2024 and December 31, 2023 relating to employee services provided prior to the Separation.
(6) On August 25, 2023, our Compensation & Human Capital Committee approved equity grants to individuals employed by Kenvue as of October 2, 2023 (the “Founder Shares”). On October 2, 2023, the Founder Shares were granted to all Kenvue employees in the form of stock options and PSUs to executive officers and either stock options and PSUs or RSUs to non-executive individuals (see Note 11, “Stock-Based Compensation,” to the Consolidated Financial Statements included herein for additional information).

	Fiscal Twelve Months Ended				Change in Fiscal Year
	December 29, 2024		December 31, 2023		Change 2023 to 2024
(Dollars in Millions)	Amount	Percent	Amount	Percent	Amount	Percent
Segment Net Sales
Self Care	$6,527	42.3%	$6,451	41.8%	$76	1.2%
Skin Health and Beauty	4,240	27.4	4,378	28.3	(138)	(3.2)
Essential Health	4,688	30.3	4,615	29.9	73	1.6
Segment net sales	$15,455	100.0%	$15,444	100.0%	$11	0.1%

Self Care	$2,173		$2,299		$(126)	(5.5)%
Skin Health and Beauty	607		679		(72)	(10.6)
Essential Health	1,162		1,011		151	14.9
Segment adjusted operating income(1)	$3,942		$3,989		$(47)	(1.2)%
(1) Refer to the table above for the reconciliation of Segment adjusted operating income to Operating income and Income before taxes on the Consolidated Financial Statements.

Organic Sales Change

We define Organic sales, a non-GAAP financial measure, as Net sales excluding the impact of changes in foreign currency exchange rates and the impact of acquisitions and divestitures. We assess our Net sales performance by measuring the period-over-period change in Organic sales (previously referred to as “Organic growth”). Management believes reporting period-over-period changes in Organic sales provides investors with additional, supplemental information that is useful in assessing our results of operations by excluding the impact of certain items that we believe do not directly reflect our underlying operations.

The following tables present a reconciliation of the change in U.S. GAAP Net sales to the change in Organic sales for the fiscal twelve months ended December 29, 2024 as compared to the fiscal twelve months ended December 31, 2023:

	Fiscal Twelve Months Ended December 29, 2024 vs December 31, 2023(1)
	Reported Net sales change		Impact of foreign currency	Organic sales change
(Dollars in Millions)	Amount	Percent	Amount	Amount	Percent
Self Care	$76	1.2%	$(44)	$120	1.9%
Skin Health and Beauty	(138)	(3.2)	(57)	(81)	(1.9)
Essential Health	73	1.6	(118)	191	4.1
Total	$11	0.1%	$(219)	$230	1.5%

	Fiscal Twelve Months Ended December 29, 2024 vs December 31, 2023(1)
	Reported Net sales change	Impact of foreign currency	Organic sales change
			Price/Mix(2)	Volume
Self Care	1.2%	(0.7)%	2.5%	(0.6)%
Skin Health and Beauty	(3.2)	(1.3)	1.6	(3.5)
Essential Health	1.6	(2.5)	3.9	0.2
Total	0.1%	(1.4)%	2.7%	(1.2)%
(1) Acquisitions and divestitures did not materially impact Net sales for the fiscal twelve months ended December 29, 2024 or December 31, 2023.
(2) Also referred to as value realization.

Self Care Segment

Self Care Segment Net Sales

The Self Care Segment Net sales were $6.5 billion for both the fiscal twelve months ended December 29, 2024 and December 31, 2023. For the fiscal twelve months ended December 29, 2024, Net sales increased $76 million, or 1.2%, as compared to the fiscal twelve months ended December 31, 2023. Excluding the impact of unfavorable changes in foreign currency exchange rates of $44 million, or 0.7%, Organic sales growth was $120 million, or 1.9%. Organic sales growth was primarily driven by favorable value realization of 2.5% due to the performance in Smoking Cessation as a result of effective promotional strategies and product innovation, as well as Digestive Health and Allergy Care. Partially offsetting the favorable value realization, volume-related decreases reduced Organic sales by 0.6% driven by declines in Pain Care resulting from trade inventory fluctuations primarily in the United States as well as declines in pediatric products attributable to lower incidences of illnesses primarily in APAC and North America.

Self Care Segment Adjusted Operating Income

The Self Care Segment adjusted operating income decreased by $126 million, or 5.5%, to $2,173 million for the fiscal twelve months ended December 29, 2024 as compared to the fiscal twelve months ended December 31, 2023. The decrease was primarily driven by increased investment in our brands and volume-related Net sales decreases, partially offset by favorable value realization and the realization of benefits associated with our supply chain optimization initiatives.

Skin Health and Beauty Segment

Skin Health and Beauty Segment Net Sales

The Skin Health and Beauty Segment Net sales were $4.2 billion and $4.4 billion for the fiscal twelve months ended December 29, 2024 and December 31, 2023, respectively, a decrease of $138 million, or 3.2%. Excluding the impact of unfavorable changes in foreign currency exchange rates of $57 million, or 1.3%, Organic sales decline was $81 million, or 1.9%. The Organic sales decline was primarily driven by volume-related decreases of 3.5%, primarily in the United States attributable to the carryover effects from prior fiscal year execution challenges, as well as current fiscal year competitive pressures, coupled with market softness in China primarily impacting the first half of the fiscal year, partially offset by growth primarily in EMEA and LATAM. Partially offsetting the volume-related decrease, favorable value realization increased Organic sales by 1.6%.

Skin Health and Beauty Segment Adjusted Operating Income

The Skin Health and Beauty Segment adjusted operating income decreased by $72 million, or 10.6%, to $607 million for the fiscal twelve months ended December 29, 2024 as compared to the fiscal twelve months ended December 31, 2023. The decrease was primarily driven by increased investment in our brands and volume-related Net sales decreases, partially offset by the realization of benefits associated with our supply chain optimization initiatives and favorable value realization.

Essential Health Segment

Essential Health Segment Net Sales

The Essential Health Segment Net sales were $4.7 billion and $4.6 billion for the fiscal twelve months ended December 29, 2024 and December 31, 2023, respectively, an increase of $73 million, or 1.6%. Excluding the impact of unfavorable changes in foreign currency exchange rates of $118 million, or 2.5%, Organic sales growth was $191 million, or 4.1%. Organic sales growth, primarily driven by favorable value realization of 3.9% across all product categories, was led by strong performance in Oral Care, attributable to product innovation and effective promotional strategies, and growth in Women’s Health.

Essential Health Segment Adjusted Operating Income

The Essential Health Segment adjusted operating income increased by $151 million, or 14.9%, to $1,162 million for the fiscal twelve months ended December 29, 2024 as compared to the fiscal twelve months ended December 31, 2023. The increase was primarily driven by favorable value realization and the realization of benefits associated with our supply chain optimization initiatives, partially offset by increased investment in our brands.

Liquidity and Capital Resources

Prior to April 4, 2023, our working capital requirements and capital expenditures were satisfied as part of J&J’s corporate-wide cash management and centralized funding programs, and a substantial portion of our cash was transferred to J&J. Cash and cash equivalents held by J&J at the corporate level were not specifically identifiable to us.

Effective April 4, 2023, upon completion of the Consumer Health Business Transfer (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Description of the Company and Business Segments,” to the Consolidated Financial Statements included herein), we no longer participate in J&J’s corporate-wide cash management and centralized funding programs.

Cash Flows

Summarized cash flow information for the fiscal twelve months ended December 29, 2024 and December 31, 2023 were as follows:

			Change In Fiscal Year
	Fiscal Twelve Months Ended		Change 2023 to 2024
(Dollars in Millions)	December 29, 2024	December 31, 2023	Amount	Percent
Net income	$1,030	$1,664	$(634)	(38.1)%
Net changes in assets and liabilities	$(571)	$797	$(1,368)	*
Net cash flows from operating activities	$1,769	$3,168	$(1,399)	(44.2)%
Net cash flows used in investing activities	$(425)	$(488)	$63	(12.9)%
Net cash flows used in financing activities	$(1,565)	$(2,527)	$962	(38.1)%
* Calculation not meaningful.

A detailed discussion of the period-over-period changes in the results for the fiscal twelve months ended December 29, 2024 and the fiscal twelve months ended December 31, 2023 is presented below. A detailed discussion of the period-over-period changes in the results for the fiscal twelve months ended December 31, 2023 and the fiscal twelve months ended January 1, 2023 can be found under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II., Item 7 of our 2023 Annual Report.

Operating Activities

Net cash flows from operating activities were $1.8 billion and $3.2 billion for the fiscal twelve months ended December 29, 2024 and December 31, 2023, respectively, a decrease of $1,399 million. The decrease was primarily attributable to changes in working capital balances driven by a net decrease in Accounts payable and Accrued liabilities due to the timing of payments and an increase in Trade receivables due to the timing of sales and collections.

Investing Activities

Net cash flows used in investing activities were $425 million and $488 million for the fiscal twelve months ended December 29, 2024 and December 31, 2023, respectively, a decrease of $63 million. Net cash flows used in investing activities were primarily driven by purchases of property, plant, and equipment in both the fiscal twelve months ended December 29, 2024 and December 31, 2023, partially offset by proceeds from the sale of assets in the fiscal twelve months ended December 31, 2023.

Financing Activities

Net cash flows used in financing activities were $1.6 billion and $2.5 billion for the fiscal twelve months ended December 29, 2024 and December 31, 2023, respectively, a decrease of $962 million. Net cash flows used in financing activities for the fiscal twelve months ended December 29, 2024 were primarily driven by $1,552 million of dividends paid and $235 million of payments made to purchase treasury stock, partially offset by $157 million of net proceeds from the issuance of commercial paper under the Commercial Paper Program (as defined below). Net cash flows used in financing activities for the fiscal twelve months ended December 31, 2023 were primarily driven by $13.8 billion in distributions to J&J in connection with the Separation, $766 million of dividends paid, and Net transfers to J&J of $274 million, partially offset by approximately $7.7 billion of net proceeds from Senior Notes (as defined below), $4.2 billion of proceeds from the sale of common stock in connection with the Kenvue IPO, and $574 million of net proceeds from the issuance of commercial paper under the Commercial Paper Program. Net transfers to J&J were driven by cash pooling and general financing activities, indirect corporate cost allocations from J&J, and taxes deemed to be settled with J&J. For further details regarding Net transfers to J&J, see Note 12, “Relationship with J&J—Net Transfers to J&J,” to the Consolidated Financial Statements included herein.

Sources of Liquidity

Our primary sources of liquidity are cash on hand, which consisted of Cash and cash equivalents of $1.1 billion as of December 29, 2024, cash flows from operations, borrowing capacity under our Revolving Credit Facility (as defined below) of $4.0 billion, and authorized Commercial Paper Program issuance of $4.0 billion. As of December 29, 2024, we had no amounts outstanding under the Revolving Credit Facility and $797 million of outstanding balances under our Commercial Paper Program, net of a related discount of $3 million.

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

Cash and cash equivalents decreased by $312 million during the fiscal twelve months ended December 29, 2024 to $1,070 million as of December 29, 2024, as compared to $1,382 million as of December 31, 2023. Cash and cash equivalents held by our foreign subsidiaries was $1,044 million and $1,336 million as of December 29, 2024 and December 31, 2023, respectively.

Restructuring

As part of our continued transformation to a fit-for-purpose consumer company, during the fiscal year 2024, we began Our Vue Forward to enhance organizational efficiencies and better position Kenvue for future growth. To further Our Vue Forward, on May 6, 2024, our Board approved the 2024 Multi-Year Restructuring Initiative to build on our strengths, improve our underlying information technology infrastructure, and optimize our cost structure by rebalancing resources to better position us for future growth. The 2024 Multi-Year Restructuring Initiative is expected to result in pre-tax restructuring expenses and other charges totaling approximately $550 million. We planned to incur approximately $275 million in pre-tax restructuring expenses and other charges in each of fiscal year 2024 and fiscal year 2025. We incurred lower than expected spend in fiscal year 2024 due to the shift in timing of certain information technology and project-related costs to fiscal year 2025 and lower than expected employee-related costs relating to severance spend due to employee redeployment and voluntary exits. Over the life of the initiative, a majority of the pre-tax expenses and other charges are expected to be paid in cash. These charges are expected to be funded primarily through cash flows generated from operations. We began to realize savings resulting from the 2024 Multi-Year Restructuring Initiative in fiscal year 2024, and we expect to realize the full extent of annualized pre-tax gross cost savings of approximately $350 million beginning in fiscal year 2026. We expect to reinvest all or a portion of the benefits associated with the 2024 Multi-Year Restructuring Initiative in future growth opportunities, including immediate reinvestment behind advertising, product promotion, and healthcare professional engagement. Our estimates of the costs of the initiative and the expected benefits are preliminary estimates and are subject to a number of assumptions, including local law requirements in various jurisdictions. Actual charges may differ, possibly materially, from the estimates provided above. See Note 19, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Consolidated Financial Statements included herein for further information.

Supplier Finance Program

As a part of our ongoing efforts to maximize working capital and manage liquidity, we work with suppliers to optimize payment terms and conditions on accounts payable through a voluntary supplier finance program. The program provides some of our suppliers with the opportunity to sell receivables due from us (our accounts payables) to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. We are not a party to the arrangements between the suppliers and the third-party financial institutions. Our obligations to the suppliers, including amounts due, and scheduled payment dates (which have general payment terms between 30 and 120 days), are not affected by a participating supplier’s decision to participate in the program. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Supplier Finance Program,” to the Consolidated Financial Statements included herein.

Senior Notes

On March 22, 2023, we issued eight series of senior unsecured notes (the “Senior Notes”) in an aggregate principal amount of $7.75 billion. The net proceeds to us from the Senior Notes were approximately $7.7 billion after deductions of discounts and issuance costs of $77 million. The net proceeds were reflected as Restricted cash on the Consolidated Balance Sheet prior to their release from escrow on April 5, 2023. Upon release from escrow, these funds were loaned to J&J through a facility agreement (the “Facility Agreement”) dated April 5, 2023. The interest payments on the Senior Notes are due on March 22 and September 22 of each year, and commenced on September 22, 2023. For further details on the Senior Notes, see Note 5, “Borrowings—Senior Notes,” to the Consolidated Financial Statements included herein.

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

Commercial Paper Program

On March 3, 2023, we entered into a commercial paper program (the “Commercial Paper Program”). Our Board has authorized the issuance of up to $4.0 billion in an aggregate principal amount of commercial paper under the Commercial Paper Program. Any such issuance will mature within 364 days from date of issue. The Commercial Paper Program contains representations and warranties, covenants, and defaults that are customary for this type of financing. The commercial paper notes issued under the Commercial Paper Program are unsecured notes ranking at least pari passu with all of our other senior unsecured indebtedness. For further details on the Commercial Paper Program, see Note 5, “Borrowings—Commercial Paper Program,” to the Consolidated Financial Statements included herein.

Prior to the Kenvue IPO, we issued $1.25 billion under the Commercial Paper Program which, collectively with the Senior Notes as further described above, are referred to as the “Debt Financing Transactions.”

Revolving Credit Facility

On March 6, 2023, we entered into a credit agreement providing for a five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $4.0 billion to be made available in U.S. dollars and Euros. For further details on the Revolving Credit Facility, see Note 5, “Borrowings—Revolving Credit Facility,” to the Consolidated Financial Statements included herein.

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

Distribution to J&J

On May 8, 2023, in conjunction with the Consumer Health Business Transfer, we distributed $13.8 billion to J&J from 1) the net proceeds received from the sale of the common stock in the Kenvue IPO, 2) the net proceeds received from the Debt Financing Transactions, and 3) any cash and cash equivalents in excess of the $1.17 billion retained by us immediately following the Kenvue IPO.

Interest Expense, Net

We recognized Interest expense, net of $378 million in the Consolidated Statement of Operations during the fiscal twelve months ended December 29, 2024, which primarily includes interest expense, including amortization of discounts and debt issuance costs, recognized on the Senior Notes and interest expense recognized on notes issued under the Commercial Paper Program.

Compliance with Covenants

As of December 29, 2024, we were in compliance with all debt covenants, and no default or event of default has occurred.

Future Cash Requirements

We expect our future cash requirements will relate to working capital, capital expenditures, restructuring and integration, compensation and benefit-related obligations, interest expense and debt service obligations, litigation costs, the return of capital to shareholders, including through the payment of any dividends, and other contractual obligations that arise in the normal course of business. We may also use cash to enter into business development transactions, such as licensing arrangements or strategic acquisitions.

As of December 29, 2024, we expect our primary cash requirements for fiscal year 2025 to include capital expenditures. We made payments of $434 million for property, plant, and equipment during the fiscal twelve months ended December 29, 2024.

Share Repurchase Program

Our Board has authorized a share repurchase program, under which we are authorized to repurchase up to 27,000,000 shares of our outstanding common stock in open market or privately negotiated transactions. The program has no expiration date and may be suspended or discontinued at any time. The intent of this repurchase program is to offset dilution from the vesting or exercise of equity-based awards under the Kenvue 2023 Plan (as defined in Note 11, “Stock-Based Compensation,” to the Consolidated Financial Statements included herein). We repurchased 10,858,444 shares of our outstanding common stock for $235 million under the program during the fiscal twelve months ended December 29, 2024.

Contractual Obligations

We are party to contractual obligations involving commitments to make payments to third parties, which impact our short-term and long-term liquidity and capital resource needs. Our contractual cash obligations include required payments of short-term and long-term debt principal and interest, purchase obligations, expected obligations under our pension plans, operating and finance lease payments, and tax-related obligations. Our material cash requirements include the following contractual and other obligations:

•Debt Obligations and Interest Payments—See Note 5, “Borrowings,” to the Consolidated Financial Statements included herein for additional information on our debt and the timing of expected future principal and interest payments.
•Purchase Obligations—As of December 29, 2024, we had purchase obligations of approximately $0.5 billion in connection with suppliers for the purchases of raw materials, packaging, other materials, and finished goods in the normal course of business, which are payable within 12 months.
•Pensions—It is our objective to contribute to the pension plans to ensure adequate funds are available to make benefit payments to plan participants and beneficiaries when required. See Note 7, “Pensions,” to the Consolidated Financial Statements included herein for additional information on our pension plans and the timing of expected future payments related to projected benefit plan contributions.
•Leases—See Note 8, “Leases,” to the Consolidated Financial Statements included herein for additional information on our operating and finance leases and the timing of expected future payments.

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

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those policies and estimates made in accordance with U.S. GAAP that are most important and material to the preparation of the Consolidated Financial Statements and which require management’s most subjective and complex judgments due to the need to select policies from various alternatives available and to make estimates about matters that are inherently uncertain. We base our estimates on historical experience and other factors that we believe to be reasonable under the circumstances. On an ongoing basis, we review our estimates to ensure that these estimates appropriately reflect changes in our business and new information as it becomes available. If historical experience and other factors we use to make these estimates do not reasonably reflect future activity, our business, results of operations, or financial condition could be adversely affected.

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

See Note 18 “Segments of Business and Geographic Areas,” to the Consolidated Financial Statements included herein for disaggregation of Net sales and Note 1, “Description of the Company and Summary of Significant Accounting Policies—Revenue Recognition,” to the Consolidated Financial Statements included herein for further information regarding revenue recognition.

Income Taxes

Prior to the Kenvue IPO, our operations were calculated on a carve-out basis and included certain hypothetical foreign tax credit benefits. Following the Kenvue IPO, these hypothetical foreign tax credit benefits are not available for future utilization by us and were removed from the tax provision. Furthermore, we operated as part of J&J until the completion of the Exchange Offer on August 23, 2023, and therefore the Company was included in J&J’s U.S. Federal consolidated income tax return until that date. We filed a standalone U.S. Federal consolidated income tax return and a standalone return in most other jurisdictions in which it operates for the remainder of fiscal year 2023 and will continue to file a standalone return for all fiscal years thereafter. Certain current income tax liabilities related to our activities included in J&J’s income tax returns were assumed to be immediately settled with J&J through the Net Investment from J&J or Additional Paid-In Capital accounts on the Consolidated Balance Sheets and reflected in the Consolidated Statements of Cash Flows as a financing activity for the fiscal twelve months ended December 31, 2023 and January 1, 2023. Following the Exchange Offer, our operating footprint, as well as tax return elections and assertions, are different, and therefore, our income taxes, as presented in the Consolidated Financial Statements, may differ in future periods.

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

U.S. Federal, state, and foreign income tax payables and receivables are recognized on the Consolidated Balance Sheets for entities that file separate income tax returns and make direct payments to taxing authorities. Prior to the Kenvue IPO, U.S. federal, state, and foreign income tax payables and receivables for entities that were included in the filing of a combined, consolidated, or group income tax return with J&J were deemed settled with J&J and were included in “Net Investment from J&J.”

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

In the United States, the Tax Cuts and Jobs Act of 2017 (“TCJA”) includes provisions for Global Intangible Low-Tax Income (“GILTI”). GILTI is described as the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets, as provided by the TCJA. In January 2018, the Financial Accounting Standards Board issued guidance that allowed companies to elect as an accounting policy whether to record the tax effects of GILTI in the period the tax liability is generated (i.e., “period cost”) or to provide for deferred tax assets and liabilities related to basis differences that exist at the balance sheet date and are expected to affect the amount of GILTI inclusion in future years upon reversal (i.e., “deferred method”). We previously followed J&J’s accounting policy to consider the deferred tax effects of GILTI. Effective in the fiscal three months ended October 1, 2023, the Company changed the accounting principle for GILTI from the deferred approach to the period cost approach.

We entered into a tax matters agreement with J&J in connection with the Separation. For more information on the Tax Matters Agreement, see Note 12, “Relationship with J&J—Transactions with J&J, Including the Separation Agreement,” to the Consolidated Financial Statements included herein and our 2024 Proxy Statement.

See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Income Taxes,” and Note 14, “Income Taxes,” to the Consolidated Financial Statements included herein for further information regarding income taxes.

See Note 14, “Income Taxes,” to the Consolidated Financial Statements included herein for the Company’s analysis on material changes in tax law.

Intangible Assets and Goodwill

Intangible Assets Not Subject to Amortization

A significant portion of our intangible assets relates to trademarks and trade names that have an indefinite useful life. We re-evaluate the useful life determination for our indefinite-lived trademarks and trade names each year to determine whether events and circumstances continue to support an indefinite useful life.

Intangible assets deemed to have indefinite lives are not amortized but are subjected to annual tests of impairment, or more frequently if events or changes in circumstances between annual tests indicate that assets may be impaired. We have the option to first assess qualitative factors to determine whether the quantitative indefinite-lived intangible asset impairment test is necessary. We may bypass the qualitative assessment in any period and proceed directly to performing the quantitative impairment test.

As part of our qualitative assessment, we consider several factors including macroeconomics conditions (including changes in interest rates and discount rates), the recent and projected financial performance of our tested brands, significant changes in the specific market or regulatory environment in which we operate that would change the position of our products in the marketplace, pending litigation, and other factors, including the results of our last quantitative assessment.

When performing the quantitative impairment assessment, we compare the estimated fair value of our trademarks and trade names to their carrying amounts as of the test date, which is on the first day of the fiscal fourth quarter. We estimate the fair value of trademarks and trade names based on an income approach using the relief-from-royalty method. This valuation requires significant judgments and estimates by management regarding several key inputs, including future cash flows consistent with management’s plans, sales growth rates, the selection of royalty rates, and a discount rate. As the fair value measurements required to estimate the fair value of the trademarks and trade names are based on significant inputs not observable in the market, they represent Level 3 measurements within the fair value hierarchy.

Intangible Assets Subject to Amortization

Our definite-lived intangible assets (primarily trademarks, trade names, and customers lists) are amortized over their estimated useful lives. We re-evaluate the useful life determinations for definite-lived intangible assets annually to determine whether events or circumstances warrant a revision to their remaining useful lives. Our definite-lived intangible assets are subjected to a test of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When assessing for potential indicators of impairment, we consider several factors including any adverse changes in legal factors or in the business climate that could affect the value of an asset, any adverse changes in the extent or manner in which an asset is used or is expected to be used, and current or forecasted reductions in net sales, operating income, or cash flows associated with the use of an asset.

If any indicators of impairment are present, the asset group is tested for recoverability by comparing the carrying amount of the asset group to the net undiscounted cash flows expected to be generated from the asset group. If the net undiscounted cash flows are less than the carrying value of the asset group, we then perform the next step, which is to determine the fair value of the asset group, and record an impairment, if any.

Goodwill

Goodwill is not amortized but is subjected to annual tests of impairment at the reporting unit level, or more frequently if events or changes in circumstances between annual tests indicate that goodwill may be impaired. We have the option to first assess qualitative factors to determine whether the quantitative goodwill impairment test is necessary. We may bypass the qualitative assessment in any period and proceed directly to performing the quantitative assessment.

When assessing for potential indicators of impairment, we consider several factors including macroeconomic industry and market conditions, significant adverse shifts in the operating environment or manner in which assets are used, and pending litigation.

When performing the quantitative assessment, we compare the estimated fair value of each of our reporting units to their carrying value as of the test date, which is on the first day of the fiscal fourth quarter. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants. We estimate the fair value of a reporting unit using a discounted cash flow model. The discounted cash flow model relies on assumptions regarding revenue and net income growth rates, projected working capital needs, capital expenditures, and discount rates. To estimate fair value, we discount the forecasted cash flows of each reporting unit. The discount rate we use represents the estimated weighted-average cost of capital, which reflects the overall level of inherent risk involved in the reporting unit’s operations and the rate of return a market participant would expect to earn. The quantitative fair value test is performed utilizing long-term growth rates and discount rates applied to the estimated cash flows in estimation of fair value.

To forecast a reporting unit’s cash flows, we take into consideration economic conditions and trends, estimated future operating results, management’s projections, a market participant’s view of growth rates and product lives, and anticipated future economic conditions. Revenue growth rates inherent in these forecasts are based on input from internal and external market research that compare factors such as growth in global economies, recent industry trends, and product lifecycles. Macroeconomic factors such as changes in global economies, changes in the competitive landscape, changes in government legislation, product lifecycles, industry consolidations, and other changes beyond our control could have a positive or negative impact on achieving its targets. Accordingly, if market conditions deteriorate, or if we are unable to execute our strategies, it may be necessary to record impairment charges in the future. As the fair value measurements required to estimate the fair value of our reporting units are based on significant inputs not observable in the market, they represent Level 3 measurements within the fair value hierarchy.

See Note 1, “Description of the Company and Summary of Significant Accounting Policies,” and Note 4, “Intangible Assets and Goodwill,” to the Consolidated Financial Statements included herein for further information regarding intangible assets and goodwill.

Stock-Based Compensation

We recognize compensation costs related to equity-based awards granted ratably over the requisite service period, which is the vesting period of the award, based on the estimated grant date fair value of the awards.

The grant date fair value of each stock option granted is estimated on the grant date using the Black-Scholes option valuation model. The inputs used in determining the grant date fair value are the expected volatility, expected dividend yield, risk-free rate, and expected term.

The grant date fair value of each restricted stock unit (“RSU”) granted is equivalent to the closing price of our common stock on the New York Stock Exchange on the grant date.

We grant performance stock units (“PSUs”), including those with both performance vesting conditions and market-based vesting conditions (the “Performance PSUs”). The grant date fair value of each Performance PSU granted, inclusive of the fair value associated with the achievement of the specified performance metrics and the relative total shareholder return goal, is estimated on the grant date using the Monte Carlo valuation model. The inputs used in determining the grant fate fair value are the length of the performance period, the risk-free rate, and the stock prices, correlations, and expected volatility of the Company and the firms in the selected peer group. The payout of the Performance PSUs is assessed by determining the achievement of the specified performance metrics as well as by comparing the Company’s total shareholder return (“TSR”) during a three-year period to the respective TSR of companies in a selected performance peer group. Given the requirement to meet certain defined performance and market criteria, the recipient of a Performance PSU may earn a total payout ranging from 0% to 200% of the target award.

During the fiscal twelve months ended December 31, 2023, we granted PSUs that have a singular market condition (the “Market PSUs”). The grant date fair value of each Market PSU granted, inclusive of the fair value associated with the relative total shareholder return goal, was estimated on the grant date using the Monte Carlo valuation model. The inputs used in determining the grant date fair value were the length of the performance period, the risk-free rate, and the stock prices, correlations, and expected volatility of the Company and the firms in the selected peer group. The payout of the Market PSUs awards is assessed by comparing the Company’s TSR during a three-year period to the respective TSR of companies in a selected performance peer group. Given the requirement to meet certain defined market criteria, the recipient of a Market PSU may earn a total payout ranging from 0% to 200% of the target award.

For all equity-based awards, the original estimate of the grant date fair value is not subsequently revised unless the awards are modified. The Company accounts for forfeitures during the period in which they occur.

See Note 11, “Stock-Based Compensation,” to the Consolidated Financial Statements included herein for more information on equity-based awards granted by Kenvue.

Recent Accounting Standards

See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Recent Accounting Standards Not Yet Adopted,” to the Consolidated Financial Statements included herein for a description of recently issued accounting standards not yet adopted and their anticipated impact to the Consolidated Financial Statements.

Other Information

Baby Powder Transition

On August 11, 2022, we announced the commercial decision to transition to an all cornstarch-based baby powder portfolio. As a result of this transition, talc-based Johnson’s® Baby Powder was discontinued globally in 2023. Talc-based Johnson’s® Baby Powder was previously discontinued during 2020 in certain markets, including the United States and Canada. The impact of this change did not have a significant impact on our results of operations.

Deferred Markets

Pursuant to the Separation Agreement, in order to ensure compliance with applicable law, to obtain necessary governmental approvals and other consents, and for other business reasons, we and J&J deferred certain transfers of assets and assumptions of liabilities of businesses in certain non-U.S. jurisdictions, including China, Malaysia, and Russia, until after the completion of the Kenvue IPO. On September 11, 2023, J&J transferred the equity interests in the majority of the Deferred Legal Entities (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included herein) to the Company that previously had been consolidated as Variable Interest Entities in the Consolidated Financial Statements. The Consolidated Financial Statements included herein include businesses in all jurisdictions in which we operate following the completion of the Separation, including any Deferred Local Business (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included herein). For more information regarding Deferred Local Businesses, see Part I, Item 1A, “Risk Factors—Risks Related to Our Relationship with J&J—The transfer of certain assets and liabilities from J&J to us contemplated by the Separation has not been completed and may be significantly delayed or not occur at all,” and Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included herein.

Provision For Taxes

On December 15, 2022, the EU Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation Development (“OECD”) Pillar Two Inclusive Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. On July 17, 2023, the OECD published Administrative Guidance proposing certain safe harbors that effectively extend certain effective dates to January 1, 2027. The OECD continues to release additional guidance, including guidance on safe harbors for which we may qualify, and many countries have already implemented legislation consistent with the OECD Pillar Two Framework. Due to these new rules, our provision for taxes could be unfavorably impacted as the legislation becomes effective in countries in which we conduct business. However, based on our current analysis, currently enacted laws for Pillar Two do not have a significant impact on the Consolidated Financial

Statements. We are continuing to evaluate the Model Global Anti-Base Erosion Rules for Pillar Two and related legislation, and their potential impact on future periods.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The global nature of our operations (particularly, the EU, China, Canada, the United Kingdom, Brazil, and India), both in the manufacture and sale of our products, results in foreign currency exposure to our financial statements. Because we manufacture and sell products and finance operations in a number of countries throughout the world, we are exposed to the impact of movements in currency exchange rates on revenue and expenses. A hypothetical 10% unfavorable change in the average exchange rate used to translate Net income for the fiscal twelve months ended December 29, 2024 from local currencies to U.S. dollars would result in a decline in Net income of approximately $83 million.

We manage the impact of foreign exchange rate translation and transaction exposures through operational means and the use of derivative financial instruments such as forward foreign exchange contracts and cross currency swap contracts. The derivative financial instruments are utilized as risk management tools and are not used for trading or speculative purposes. The fair value of forward foreign exchange contracts and cross currency swap contracts is sensitive to changes in foreign currency rates. As of December 29, 2024, a hypothetical 10% unfavorable change in exchange rates would result in an unrealized loss of approximately $187 million associated with the change in the fair value of the forward foreign exchange contracts and the cross currency swap contracts. Gains or losses on these contracts are generally offset by the gains or losses on the underlying transactions, and therefore, would have no impact on future anticipated earnings and cash flows.

Inflation Risk

Inflationary pressures have increased in recent years, and may increase in the future the costs of raw materials, packaging components, and other inputs for our products. Since 2021, we have experienced, and we may in the future experience, higher than expected inflation, including escalating transportation, commodity, and other supply chain costs and disruptions that have adversely affected, and could in the future adversely affect, our results of operations. During 2023 and 2024, we partially offset the impact of prior inflationary increases through price increases, in addition to continued supply chain optimization initiatives.

However, if our costs continue to be subject to inflationary pressures, we may not be able to offset the higher costs through price increases, achieve cost efficiencies, or otherwise manage the exposure through sourcing strategies, ongoing productivity initiatives, and the use of commodity hedging contracts, which could adversely affect our business, results of operations, or financial condition.

Interest Rate Risk

We are subject to interest rate risk related to our cash equivalents and marketable securities. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Interest rate risk is managed through the maintenance of a portfolio of variable and fixed-rate debt composed of short-term and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate.

From time to time, we also hedge the anticipated issuance of fixed-rate debt, and those contracts are designated as cash flow hedges. As of December 29, 2024, our outstanding long-term debt portfolio was comprised of primarily fixed-rate debt, and therefore, any fluctuation in market interest rate is not expected to have a material impact on our results of operations.

In connection with the Separation, we incurred approximately $9.0 billion of new debt pursuant to the Debt Financing Transactions. As of December 29, 2024, we have $7.7 billion of Senior Notes and $797 million of commercial paper issued under the Commercial Paper Program outstanding, net of related amortization of discounts and debt issuance costs. Our interest expense for any new floating rate debt we may incur in the future, including under the Revolving Credit Facility, could be exposed to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including the monetary and tax policies of the United States and other countries, market and economic factors, and other factors beyond our control.

Beginning in the fiscal three months ended January 1, 2023, we entered into forward starting interest rate swap agreements in contemplation of securing long-term financing for the Separation or for other long-term financing purposes in the event the

Separation did not occur. In connection with the Senior Notes offering, the interest rate swap contracts were early terminated on a negotiated basis. See Note 16, “Fair Value Measurements,” to the Consolidated Financial Statements included herein.

Commodity Price Risk

We are exposed to commodity and other price risks, including from resins, silicon, pulp and corn derivatives, paper, agrochemicals, vegetable oils and oleochemicals; and other inputs, including energy, labor, transportation (such as trucks, containers, and ocean freight), and logistics services. We use various strategic pricing mechanisms to manage cost exposures on certain material purchases with the objective of obtaining appropriate costs for these commodities.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kenvue Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kenvue Inc. and its subsidiaries (the “Company”) as of December 29, 2024 and December 31, 2023, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three fiscal years in the period ended December 29, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Revenue Recognition—U.S. Net Sales

As described in Notes 1 and 18 to the consolidated financial statements, the Company’s net sales were $15.5 billion for the fiscal year ended December 29, 2024, of which, $6.7 billion is related to U.S. net sales. Management recognizes the revenue from these sales at a single point in time when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the goods to customers, which can be on the date of shipment or the date of receipt by the customer depending on the terms of the contract. Trade promotions, comprised of coupons, product listing allowances, cooperative advertising arrangements, volume-based incentive programs, as well as discounts to customers, rebates, sales incentives, and product returns, are accounted for as variable consideration and recorded as a reduction in sales in the same period as the related sale.

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
February 24, 2025

We have served as the Company’s auditor since 2021.

KENVUE INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions, Except Per Share Data; Shares in Thousands)

	December 29, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$1,070	$1,382
Trade receivables, less allowances for credit losses ($26 and $25 as of December 29, 2024 and December 31, 2023, respectively)	2,165	2,073
Inventories	1,591	1,851
Prepaid expenses and other receivables	494	567
Other current assets	205	265
Total current assets	5,525	6,138
Property, plant, and equipment, net	1,849	2,042
Intangible assets, net	8,474	9,619
Goodwill	8,843	9,271
Deferred taxes on income	184	158
Other assets	726	623
Total Assets	25,601	27,851
Liabilities and Stockholders’ Equity
Current liabilities
Loans and notes payable	1,552	599
Accounts payable	2,254	2,489
Accrued liabilities	1,132	1,456
Accrued rebates, returns, and promotions	727	795
Accrued taxes on income	74	142
Total current liabilities	5,739	5,481
Long-term debt	7,055	7,687
Deferred taxes on income	2,261	2,621
Employee-related obligations	342	360
Other liabilities	536	491
Total liabilities	15,933	16,640
Commitments and contingencies (Note 17)
Stockholders’ Equity
Preferred stock, $0.01 par value, 750,000 shares authorized; no shares issued and outstanding as of December 29, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 12,500,000 shares authorized; 1,924,977 and 1,913,768 shares issued and outstanding as of December 29, 2024, respectively; 1,915,407 and 1,915,057 shares issued and outstanding as of December 31, 2023, respectively	19	19
Additional paid-in capital	16,130	16,147
Treasury stock, 11,208 and 350 shares at cost as of December 29, 2024 and December 31, 2023, respectively	(242)	(7)
(Accumulated deficit) Retained earnings	(93)	429
Accumulated other comprehensive loss	(6,146)	(5,377)
Total stockholders’ equity	9,668	11,211
Total Liabilities and Stockholders’ Equity	$25,601	$27,851

See accompanying Notes to Consolidated Financial Statements.

KENVUE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data; Shares in Millions)

	Fiscal Twelve Months Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Net sales	$15,455	$15,444	$14,950
Cost of sales	6,496	6,801	6,665
Gross profit	8,959	8,643	8,285
Selling, general, and administrative expenses	6,329	6,141	5,633
Restructuring expenses	185	—	—
Impairment charges	578	—	12
Other operating expense (income), net	26	(10)	(35)
Operating income	1,841	2,512	2,675
Other expense, net	48	72	38
Interest expense, net	378	250	—
Income before taxes	1,415	2,190	2,637
Provision for taxes	385	526	573
Net income	$1,030	$1,664	$2,064

Net income per share
Basic	$0.54	$0.90	$1.20
Diluted	$0.54	$0.90	$1.20
Weighted-average number of shares outstanding
Basic	1,915	1,846	1,716
Diluted	1,923	1,850	1,716

See accompanying Notes to Consolidated Financial Statements.

KENVUE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions)

	Fiscal Twelve Months Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Net income	$1,030	$1,664	$2,064
Other comprehensive (loss) income, net of taxes
Foreign currency translation	(783)	219	(1,045)
Employee benefit plans:
Prior service cost, net of amortization	(2)	8	(1)
Loss (gain), net of amortization	32	(101)	58
Effect of exchange rates	7	(9)	6
Net change	37	(102)	63
Derivatives and hedges:
Other comprehensive (loss) income before reclassifications	(6)	66	12
Amounts reclassified to the Consolidated Statements of Operations	(17)	(28)	(2)
Net change	(23)	38	10
Other comprehensive (loss) income	(769)	155	(972)
Comprehensive income	$261	$1,819	$1,092

See accompanying Notes to Consolidated Financial Statements

KENVUE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Millions; Shares in Thousands)

	Fiscal Twelve Months Ended December 29, 2024, December 31, 2023, and January 1, 2023(1)
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Net Investment from J&J	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, January 2, 2022	—	$—	$—	—	$—	$—	$24,974	$(4,483)	$20,491
Net income	—	—	—	—	—	—	2,064	—	2,064
Other comprehensive loss	—	—	—	—	—	—	—	(972)	(972)
Net transfers to J&J	—	—	—	—	—	—	(1,750)	—	(1,750)
Stock-based compensation	—	—	—	—	—	—	137	—	137
Balance, January 1, 2023	—	—	—	—	—	—	25,425	(5,455)	19,970
Net income	—	—	—	—	—	1,195	469	—	1,664
Other comprehensive income	—	—	—	—	—	—	—	155	155
Cash dividends on common stock	—	—	—	—	—	(766)	—	—	(766)
Net transfers to J&J	—	—	—	—	—	—	(308)	—	(308)
Stock-based compensation	—	—	153	—	—	—	35	—	188
Distribution to J&J in connection with the Separation	—	—	(13,788)	—	—	—	—	—	(13,788)
Issuance of common stock in connection with the Kenvue IPO	1,914,894	19	4,222	—	—	—	—	—	4,241
Issuance of common stock under the Kenvue 2023 Plan, net	513	—	8	—	—	—	—	—	8
Purchase of treasury stock	(350)	—	—	350	(7)	—	—	—	(7)
Reclassification of Net Investment from J&J	—	—	25,712	—	—	—	(25,712)	—	—
Separation-related adjustments	—	—	(160)	—	—	—	91	(77)	(146)
Balance, December 31, 2023	1,915,057	19	16,147	350	(7)	429	—	(5,377)	11,211
Net income	—	—	—	—	—	1,030	—	—	1,030
Other comprehensive loss	—	—	—	—	—	—	—	(769)	(769)
Cash dividends on common stock	—	—	—	—	—	(1,552)	—	—	(1,552)
Stock-based compensation	—	—	254	—	—	—	—	—	254
Issuance of common stock under the Kenvue 2023 Plan, net	9,569	—	69	—	—	—	—	—	69
Purchase of treasury stock	(10,858)	—	—	10,858	(235)	—	—	—	(235)
Separation-related adjustments	—	—	(340)	—	—	—	—	—	(340)
Balance, December 29, 2024	1,913,768	$19	$16,130	11,208	$(242)	$(93)	$—	$(6,146)	$9,668
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

See accompanying Notes to Consolidated Financial Statements.

KENVUE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	Fiscal Twelve Months Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Cash flows from operating activities
Net income	$1,030	$1,664	$2,064
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	622	627	644
Stock-based compensation	254	188	137
Deferred income taxes	(285)	(114)	180
Impairment charges	578	—	12
Losses (gains) on investments	72	7	(1)
Other	69	(1)	14
Net changes in assets and liabilities
Trade receivables	(218)	44	(142)
Inventories	182	349	(582)
Other current and non-current assets	(17)	(429)	119
Accounts payable and accrued liabilities	(536)	1,454	35
Employee-related obligations	27	(78)	2
Accrued taxes on income	(61)	(331)	(5)
Other liabilities	52	(212)	48
Net cash flows from operating activities	1,769	3,168	2,525
Cash flows used in investing activities
Purchases of property, plant, and equipment	(434)	(469)	(375)
Transfer of funds to J&J pursuant to the Facility Agreement	—	(8,941)	—
Proceeds from J&J upon repayment of the Facility Agreement	—	8,941	—
(Costs associated with) proceeds from sale of assets	(6)	21	8
Other investing activities	15	(40)	(23)
Net cash flows used in investing activities	(425)	(488)	(390)
Cash flows used in financing activities
Proceeds from (payments of) loans and notes payables	2	(14)	14
Proceeds from Commercial Paper Program, net of issuance cost	157	574	—
Proceeds from issuance of Senior Notes, net of issuance cost	—	7,686	—
Proceeds from Kenvue IPO, net	—	4,241	—
Distribution to J&J in connection with the Separation	—	(13,788)	—
Dividends paid	(1,552)	(766)	—
Net transfers to J&J	—	(274)	(1,597)
Purchase of treasury stock	(235)	(7)	—
Other financing activities	63	(179)	—
Net cash flows used in financing activities	(1,565)	(2,527)	(1,583)
Effect of exchange rate changes on cash and cash equivalents	(91)	(2)	(61)
Cash and cash equivalents, beginning of period	1,382	1,231	740
Net (decrease) increase in cash and cash equivalents	(312)	151	491
Cash and cash equivalents, end of period	$1,070	$1,382	$1,231

Supplemental disclosures of cash flow information
Net cash paid for income taxes(1)	$810	$699	$316
Cash paid for interest	$439	$224	$—
(1) Net cash paid includes payments to J&J under the Tax Matters Agreements (as defined in Note 12, “Relationship with J&J”) for income tax liabilities, which J&J has paid on the Company’s behalf post-Kenvue IPO to the tax authorities.

See accompanying Notes to Consolidated Financial Statements.

KENVUE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company and Summary of Significant Accounting Policies

Description of the Company and Business Segments

Kenvue Inc. (“Kenvue” or the “Company”) is a pure-play consumer health company with iconic brands including Aveeno®, BAND-AID® Brand, Johnson’s®, Listerine®, Neutrogena®, Tylenol®, and Zyrtec®. The Company is organized into three reportable business segments: Self Care, Skin Health and Beauty, and Essential Health. The Self Care segment includes a broad product range such as pain care; cough, cold, and allergy; digestive health; smoking cessation; eye care; and other products. The Skin Health and Beauty segment is focused on face and body care, as well as hair, sun, and other products. The Essential Health segment includes oral care, baby care, women’s health, wound care, and other products.

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

On May 8, 2023, the Kenvue IPO was completed through the sale of 198,734,444 shares of common stock, par value $0.01 per share, including the underwriters’ full exercise of their option to purchase 25,921,884 shares to cover over-allotments, at an initial public offering price of $22 per share for net proceeds of $4.2 billion after deducting underwriting discounts and commissions of $131 million. On May 8, 2023, in conjunction with the Consumer Health Business Transfer, the Company distributed $13.8 billion to J&J from 1) the net proceeds received from the sale of the common stock in the Kenvue IPO, 2) the net proceeds received from the Debt Financing Transactions as defined in Note 5, “Borrowings—Commercial Paper Program,” and 3) any cash and cash equivalents in excess of the $1.17 billion retained by the Company immediately following the Kenvue IPO. As of the closing of the Kenvue IPO, J&J owned 1,716,160,000 shares of Kenvue common stock, or approximately 89.6% of the total outstanding shares of Kenvue common stock.

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

Basis of Presentation

Effective April 4, 2023, the Company’s financial statements are presented on a consolidated basis, as J&J completed the Consumer Health Business Transfer on such date. The audited financial statements for all periods presented, including the historical results of the Company prior to April 4, 2023, are referred to as the “Consolidated Financial Statements.”

Intercompany balances and transactions have been eliminated. The Consolidated Financial Statements include the accounts of the Company and its affiliates and entities consolidated under the variable interest and voting models.

During the fiscal twelve months ended December 29, 2024, the Company recorded out-of-period adjustments primarily related to the Separation, which corrected an overstatement in Additional paid-in capital of $340 million, including the $84 million

($65 million net of tax) related to certain cloud computing arrangements described below. This amount did not have an impact on the operating results for the fiscal twelve months ended December 29, 2024. The Company concluded that these adjustments were not material to the Consolidated Financial Statements for either the current period or prior periods.

As of December 29, 2024, the Consolidated Balance Sheet reflects an adjustment for a change in classification from Property, plant, and equipment, net of $288 million to Other assets and Additional paid-in capital of $169 million and $84 million, respectively, related to certain cloud computing arrangements, net of amortization of $35 million. The Company concluded that this adjustment was not material to the Consolidated Financial Statements for either the current period or prior periods.

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

Indirect costs were allocated to the Company for the purposes of preparing the Consolidated Financial Statements prior to the Kenvue IPO, based on a specific identification basis or, when specific identification was not practicable, a proportional cost allocation method, primarily based on Net sales, headcount, or other allocation methodologies that were considered to be a reasonable reflection of the utilization of services provided or benefit received by the Company during the periods presented, depending on the nature of the services received. Management considers that such allocations were made on a reasonable basis consistent with benefits received but may not necessarily be indicative of the costs that would have been incurred if the Company had been operated on a standalone basis for the periods presented.

Cash generated from the Company’s operations prior to April 4, 2023 was generally managed by J&J’s centralized treasury function and was swept into J&J and its affiliates’ bank accounts. Cash and cash equivalents on the Consolidated Balance Sheet represented balances in accounts specifically identifiable to the Company that were not swept into J&J and its affiliates’ bank accounts. J&J’s third-party interest expense was not allocated for any of the periods prior to April 4, 2023 as the Company was not the legal obligor of the debt and the borrowings were not directly attributable to the Company’s operations.

The Company’s equity balance in these financial statements prior to April 4, 2023 represents the excess of total assets over total liabilities. Equity was impacted by changes in comprehensive income and contributions from or to J&J prior to the Kenvue IPO, which was the result of treasury activities and net funding provided by or distributed to J&J.

J&J calculated foreign currency translation on its consolidated assets and liabilities, which included assets and liabilities of the Company prior to April 4, 2023. Foreign currency translation recorded during the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023 was based on currency movements specific to the Consolidated Financial Statements.

The income tax amounts in the Consolidated Financial Statements prior to the Kenvue IPO have been calculated based on a separate return methodology and presented as if the Company’s operations were reported by separate taxpayers in the jurisdictions in which the Company operates. See Note 14, “Income Taxes,” for further discussion.

Prior to the Kenvue IPO, all transactions between the Company and J&J were considered to be effectively settled for cash in the Consolidated Financial Statements at the time the transaction was recorded. The effects of the settlement of these transactions between the Company and J&J were reflected in the Consolidated Statements of Cash Flows as “Net transfers to J&J” within financing activities, and in the Consolidated Statements of Stockholders' Equity as “Net transfers to J&J.”

Reclassifications

Certain prior period amounts have been reclassified to conform to current fiscal year presentation.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Estimates are used when accounting for, among other things, sales discounts, trade promotions, rebates, allowances and incentives, product liabilities, income taxes and related valuation allowances, withholding taxes, pensions, postretirement benefits, fair value of financial instruments, stock-based compensation assumptions, depreciation, amortization, employee benefits, contingencies, allocations of cost and expenses from J&J and its affiliates, and the valuation of goodwill, intangible assets, and liabilities. Actual results may or may not differ from those estimates.

Economic Uncertainty

Macroeconomic factors affect consumer spending patterns and thereby the Company’s operations. These factors include general economic conditions, inflation, consumer confidence, employment rates, business conditions, the availability of credit, interest rates, tax rates, and fuel and energy costs.

Annual Closing Date

The Company follows the concept of a fiscal year, which ends on the Sunday nearest to the end of the month of December. Normally, each fiscal year consists of 52 weeks; however, the fiscal year consists of 53 weeks every five or six years. For fiscal years which consist of 53 weeks, this results in additional shipping days, as was the case in fiscal year 2020, and will be the case again in fiscal year 2026. Fiscal year 2024 refers to the fiscal twelve months ended December 29, 2024. Fiscal year 2023 refers to the fiscal twelve months ended December 31, 2023. Fiscal year 2022 refers to the fiscal twelve months ended January 1, 2023.

Reportable Segments

The Company operates in the following reportable business segments: 1) Self Care, 2) Skin Health and Beauty, and 3) Essential Health.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash equivalents are included in the Company’s Cash and cash equivalents on the Consolidated Balance Sheets.

Trade Receivable and Allowance for Credit Losses

Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit-worthiness, value of collaterals (if any), and any relevant current and reasonably supportable future economic factors. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. A summary of the change in the allowance for credit losses during the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023 is presented below:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 29, 2024	December 31, 2023	January 1, 2023
Allowance for credit losses, beginning of period	$(25)	$(35)	$(32)
Provision	(6)	(4)	(9)
Utilization	4	14	5
Currency translation adjustment	1	—	1
Allowance for credit losses, end of period	$(26)	$(25)	$(35)

Inventories

Inventories are stated at the lower of cost or net realizable value and are accounted for using the first-in, first-out method. Cost is determined on a standard cost basis that approximates the first-in, first-out method. Costs include direct materials, direct labor, and overhead costs.

Property, Plant, and Equipment and Depreciation

Property, plant, and equipment are stated at cost less accumulated depreciation. The Company utilizes the straight-line method of depreciation over the estimated useful lives. The approximate ranges for estimated useful lives are as follows:

Machinery and equipment	2 – 13 years
Buildings and building equipment	20 – 40 years
Software	3 – 8 years
Land improvements	10 – 20 years

Upon retirement or other disposal of property, plant, and equipment, the costs and related amounts of accumulated depreciation or amortization are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds are recorded in Other operating expense (income), net.

Capitalized Internal-Use Software

Internal-use software development costs are accounted for in accordance with Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs incurred to develop internal-use software are capitalized. Capitalized internal-use software costs are amortized on a straight-line basis over the estimated useful life of the software when the software is ready for its intended use. Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful life of the software. The Company reviews the carrying value for impairment whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified.

Intangible Assets

Intangible assets are reported at cost, less accumulated amortization and impairments, as applicable. The Company amortizes intangible assets with a finite life over their respective useful lives on a straight-line basis. The estimated useful lives for patents, trademarks, and customer relationships range from 10 years to 40 years and for other intangibles ranges from 20 years to 40 years. The useful life for customer relationships is estimated based on various customer attributes including customer type, size, geography, length of relationships, and nature of relationships. Intangible assets deemed to have indefinite lives are not amortized but are subjected to annual tests of impairment on the first day of the fiscal fourth quarter, or more frequently if events or changes in circumstances between annual tests indicate that assets may be impaired. The Company has the option to first assess qualitative factors to determine whether the quantitative indefinite-lived intangible asset impairment test is necessary. If the Company determines the estimated fair value of the indefinite-lived intangible asset is more likely than not greater than its carrying amount based on the results of the qualitative test, no additional testing is necessary. If the Company determines the estimated fair value of the indefinite-lived intangible asset is more likely than not less than the carrying value based on the results of the qualitative test, a quantitative fair value test is performed. The Company may bypass the qualitative assessment in any period and proceed directly to performing the quantitative fair value test. If the Company determines the estimated fair value of the indefinite-lived intangible asset is less than the carrying value based on the results of the quantitative fair value test, an indefinite-lived intangible asset impairment charge will be recorded equal to the amount of the difference (up to the carrying value of the indefinite-lived intangible asset). See Note 4, “Intangible Assets and Goodwill,” for more information on intangible assets.

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of net assets of businesses acquired. The Consolidated Balance Sheets reflect goodwill established based on past transactions allocated to the Company’s operations by J&J prior to the Kenvue IPO. Goodwill is not amortized but is subjected to annual tests of impairment at the reporting unit level on the first day of the fiscal fourth quarter, or more frequently if events or changes in circumstances between annual tests indicate that goodwill may be impaired. The Company has the option to first assess qualitative factors to determine whether the quantitative goodwill impairment test is necessary. If the Company determines the estimated fair value of goodwill is more likely than not greater than its carrying amount based on the results of the qualitative test, no additional testing is necessary. If the Company determines the estimated fair value of goodwill is more likely than not less than the carrying value based on the results of the qualitative test, a quantitative fair value test is performed. The Company may bypass the qualitative assessment in any period and proceed directly to performing the quantitative fair value test. If the Company determines the estimated fair value of goodwill is less than the carrying value based on the results of the quantitative fair value test, a goodwill impairment charge will be recorded equal to the amount of the difference (up to the carrying value of goodwill). See Note 4, “Intangible Assets and Goodwill,” for more information on goodwill.

Impairment of Long-Lived Assets

Long-lived assets with finite lives are subjected to a test of impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If any indicators of impairment are present, the asset group is tested for recoverability by comparing the carrying value of the asset group to the net undiscounted future cash flows expected to be derived from the asset group, which includes the amount and timing of the projected future cash flows. If the net undiscounted cash flows are less than the carrying value of the asset group, the Company then performs the next step, which is to determine the fair value of the asset group, and record an impairment, if any. If quoted market prices are not available, the Company estimates fair value using a discounted value of estimated future cash flows.

Impairment charges for the fiscal twelve months ended December 29, 2024 and January 1, 2023 consisted of:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 29, 2024	January 1, 2023
Dr.Ci:Labo® asset impairment(1)	$488	$—
Skillman fixed asset impairment(2)	68	—
Other asset impairment(3)	22	12
Impairment charges	$578	$12
(1) Represents the impairment charge recognized during the fiscal three months ended June 30, 2024 in relation to Dr.Ci:Labo® long-lived assets. See “—Dr.Ci:Labo® Asset Impairment” below and Note 4, “Intangible Assets and Goodwill,” for more information.
(2) Represents the impairment charge recorded during the fiscal three months ended March 31, 2024 on the held for sale asset associated with the Company’s interim corporate headquarters in Skillman, New Jersey. See “—Assets Held for Sale” below.
(3) Represents the impairment charge recognized during the fiscal three months ended June 30, 2024 related to certain software development assets and the impairment charge recognized during the fiscal twelve months ended January 1, 2023 related to certain definite-lived trademarks deemed as irrecoverable.

No impairments were recognized for the fiscal twelve months ended December 31, 2023.

Dr.Ci:Labo® Asset Impairment

During the fiscal three months ended June 30, 2024, there was a significant change in the senior leadership of the Dr.Ci:Labo® business, resulting in a new strategic plan with a key focus on increased expenses related to brand support designed to allow the brand to reach more consumers and appropriately address evolving market dynamics, including shifts in consumer sentiment in China as well as changing shopping patterns in the region. Following the change to the Company’s strategy for the brand, the Company made revisions to the internal forecasts relating to the Dr.Ci:Labo® asset group and concluded that the changes in circumstances, which impacted the forecasted cash flows in relation to this business, resulted in a triggering event, requiring an interim impairment review of the Dr.Ci:Labo® asset group. As a result of the interim impairment test, the Company concluded that the carrying value of long-lived assets of the asset group, consisting primarily of intangible assets, including trademarks and other intangibles, and property, plant, and equipment, exceeded their estimated fair value, resulting in impairment charges of $488 million recognized in the fiscal three months ended June 30, 2024, of which $463 million related to definite-lived intangible assets and $25 million related to property, plant, and equipment. Following the impairment charge, the carrying value of the Dr.Ci:Labo® asset group was $118 million.

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

The results of the impairment test performed upon classification as held for sale indicated that the carrying value of the Skillman, New Jersey facility exceeded its estimated fair value less costs to sell by $68 million. As a result, the Company recorded an impairment charge equivalent to that amount within Impairment charges in the Consolidated Statement of Operations for the fiscal three months ended March 31, 2024. The fair value of the held for sale asset was determined utilizing third-party sales pricing as an input. The inputs utilized in the analysis are classified as Level 3 inputs within the fair value hierarchy.

The Company recorded the remaining asset held for sale balance related to the Skillman, New Jersey facility within Other current assets on the Consolidated Balance Sheet as of December 29, 2024.

Debt Discounts and Premiums, Issuance Costs, and Deferred Financing Costs

Discounts and debt issuance costs are presented as a reduction of Long-term debt and Loans and notes payable on the Consolidated Balance Sheets and are amortized as a component within Interest expense, net in the Consolidated Statements of Operations over the term on the related debt using the effective interest method.

Financial Instruments

The Company uses derivative financial instruments to manage exposure to foreign currency fluctuations. Prior to the Kenvue IPO, the Company participated in J&J’s centralized hedging and offsetting programs. The effects of foreign currency derivatives were allocated to the Company based on the portion that was deemed to be associated with the Company’s operations.

The Company uses various types of derivative financial instruments including forward foreign exchange contracts, interest rate swaps, and cross currency interest rate swap contracts to manage its exposure to the variability of forecasted cash flows, changes in the fair value of foreign-denominated intercompany debt attributable to foreign exchange rate fluctuations, interest rate risk related to future debt issuances, and foreign subsidiaries with local functional currency.

As required by U.S. GAAP, all derivative instruments held by the Company are recorded on the Consolidated Balance Sheets at fair value. Fair value is a market-based measurement determined using assumptions that market participants would use in pricing an asset or liability. The authoritative literature establishes a three-level hierarchy to prioritize the inputs used in measuring fair value, with Level 1 having the highest priority and Level 3 having the lowest. Changes in the fair value of derivatives designated as cash flow hedges are recorded within Gain (Loss) on Derivatives and Hedges as a component of Other comprehensive (loss) income until the underlying transaction affects earnings and are then reclassified to earnings in the same account as the hedged transaction. Changes in the fair value of derivatives designated as net investment hedges are recorded within Currency Translation Adjustments (“CTA”) as a component of Other comprehensive (loss) income until the hedged investment is either sold or substantially liquidated and are then reclassified to earnings. Any changes in the fair value of derivatives designated as fair value hedges are recorded in Net income.

The Company documents all relationships between hedged items and derivatives. The overall risk management strategy includes reasons for undertaking hedge transactions and entering into derivatives. See Note 16, “Fair Value Measurements,” for more information on financial instruments.

Defined Benefit Retirement Plans

The Company’s defined benefit retirement plan costs are valued using actuarial valuations. The Company recognizes the funded or unfunded status of its defined benefit pension plans on the Consolidated Balance Sheets and recognizes changes in the funded status that are not recognized as components of net periodic benefit cost within Other comprehensive (loss) income, net of income taxes. The projected benefit obligation represents the actuarial present value of benefits expected to be paid upon an employee’s expected date of separation or retirement. Amounts related to the Company’s defined benefit pension plans are recorded based on estimates and assumptions. Factors used in developing estimates of these liabilities include, among other things, assumptions related to discount rates, rates of return on investments, healthcare cost trends, benefit payment patterns, and other factors. See Note 7, “Pensions,” for more information.

Leases

The Company determines whether an arrangement is a lease at contract inception by establishing if the contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. For operating leases, right-of-use (“ROU”) assets are included in Other assets, and lease liabilities are included in Accrued liabilities and Other liabilities on the Consolidated Balance Sheets. For finance leases, ROU assets are included in Property, plant, and equipment, net, and lease liabilities are included in Loans and notes payable and Long-term debt on the Consolidated Balance Sheets. The ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent an obligation to make lease payments arising from the lease. Short-term leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. The related lease expense for such short-term leases is not significant.

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of all minimum lease payments over the lease term. When the implicit rate of the lease is not readily determinable, the Company uses its incremental borrowing rate for leases entered into after the Separation based on the information available at the commencement date in determining the present value of lease payments. Prior to the Separation, the Company used J&J’s incremental borrowing rate. The Company elected not to separate nonlease components from lease components; as such, lease and nonlease components are combined as a single lease component.

Lease terms may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. For finance leases, amortization of the ROU asset is recognized on a straight-line basis over the shorter of the economic life of the asset or the lease term, and interest expense is recorded in connection with the lease liability using the effective interest rate method. See Note 8, “Leases,” for more information.

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

Trade promotions, comprised of coupons, product listing allowances, cooperative advertising arrangements, volume-based incentive programs, as well as discounts to customers, rebates, sales incentives, and product returns, are accounted for as variable consideration and recorded as a reduction in sales in the same period as the related sale. To estimate variable consideration, the Company may apply both the “expected value” method and the “most likely amount” method based on the form of variable consideration, after considering which method would provide the best prediction of consideration to be received from the Company’s customers. The redemption cost of consumer coupons is based on historical redemption experience by product and value. Volume-based incentive programs are based on the estimated sales volumes for the incentive period. The related liability is recognized within Accrued rebates, returns, and promotions on the Consolidated Balance Sheets.

Sales returns are almost exclusively not resalable. The reserves related to sales returns are recorded at full sales value and are estimated based on historical sales and returns information.

See Note 18, “Segments of Business and Geographic Areas,” for disaggregation of Net sales.

Net Income Per Share

The Company determines Net income per share in accordance with ASC 260, Earnings Per Share. Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding for the applicable period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares plus the effect of dilutive potential shares outstanding for the applicable period using the treasury stock method. Dilutive potential shares include shares from equity-based awards and have been excluded where their inclusion would be anti-dilutive.

Separation-Related Costs

The Company and J&J incurred certain non-recurring separation-related costs in the establishment of Kenvue as a standalone public company (“Separation-related costs”). Costs incurred by the Company and those costs that were incurred by J&J prior to April 4, 2023 determined to be for the benefit of the Company were included in the Consolidated Financial Statements. These Separation-related costs were $296 million, $468 million, and $213 million for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively. The Separation-related costs are included in Cost of sales and Selling, general, and administrative expenses in the Consolidated Statements of Operations.

Advertising

Advertising expenses worldwide, which comprised television, radio, print media, and digital advertising, were $1,635 million, $1,349 million, and $1,356 million for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively, and are included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

Shipping and Handling Costs

Shipping and handling costs, which includes costs for shipping, handling, and distribution, were $505 million, $508 million, and $547 million for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively, and are included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

Product Liability

Accruals for product liability claims are recorded, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information and actuarially determined estimates, where applicable. The accruals are adjusted periodically as additional information becomes available. The Company accrues an estimate of the legal defense costs needed to defend each matter when those costs are probable and can be reasonably estimated. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.

Research and Development

Research and development expenses are expensed as incurred and included in Selling, general, and administrative expenses in the Consolidated Statements of Operations. Research and development costs were $408 million, $399 million, and $375 million for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.

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

U.S. federal, state, and foreign income tax payables and receivables are recognized on the Consolidated Balance Sheets for entities that file separate income tax returns and make direct payments to taxing authorities. Prior to the Kenvue IPO, U.S. federal, state and foreign income tax payables and receivables for entities that file a combined, consolidated, or group income tax return with J&J were deemed settled with J&J and were included in “Net Investment from J&J.”

Management establishes valuation allowances on deferred tax assets when it is determined to be “more likely than not” that some portion or all of the deferred tax assets may not be realized. Management considers positive and negative evidence in evaluating the Company’s ability to realize its deferred tax assets, including its historical results, forecasts of future ability to realize deferred tax assets, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis.

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

See Note 14, “Income Taxes,” for more information on income taxes.

Stock-Based Compensation

The Company recognizes compensation costs related to equity-based awards granted ratably over the requisite service period, which is the vesting period of the award, based on the estimated grant date fair value of the awards. The Company accounts for forfeitures during the period in which they occur. Stock-based compensation expense is recognized in the Consolidated Statements of Operations and is classified as a non-cash activity in the Consolidated Statements of Cash Flows.

The grant date fair value of each stock option granted is estimated on the grant date using the Black-Scholes option valuation model. Stock options generally vest over a three-year period with annual vesting.

The grant date fair value of each restricted stock unit (“RSU”) granted is equivalent to the closing price of Kenvue common stock on the New York Stock Exchange on the grant date. RSUs generally vest over a three-year period with annual vesting.

The Company grants performance stock units (“PSUs”) with both performance vesting conditions and market-based vesting conditions (the “Performance PSUs”). During the performance period, stock-based compensation expense for the Performance PSUs will be adjusted based on the Company’s best estimate of achievement of the specified performance metrics. The cumulative effect on current and prior periods of a change in the estimated number of Performance PSUs that are expected to be earned will be recognized as an adjustment to stock-based compensation expense in the period of the change. The grant date fair value of each Performance PSU granted, inclusive of the fair value associated with the achievement of the specified performance metrics and the relative total shareholder return goal, is estimated on the grant date using the Monte Carlo valuation model.

See Note 11, “Stock-Based Compensation—J&J Plans and Conversion of J&J Awards,” for more information on the conversion of J&J awards to Kenvue awards in connection with the completion of the Exchange Offer.

Prior to the Kenvue IPO, certain employees of the Company participated in J&J’s stock-based compensation plans. Stock-based compensation expense related to these plans was recognized based on specific identification of cost related to the Company’s employees. The Company also received allocated stock-based compensation expense relating to employees of central support functions provided by J&J.

Restructuring Expenses

Certain costs incurred associated with restructuring activities, including one-time termination benefits and employee-related costs, are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company recognizes a liability and the related expense for these restructuring costs when the liability is incurred and can be measured. In accordance with existing benefit arrangements, future employee termination costs to be incurred in conjunction with involuntary separations are accrued when such separations are probable and estimable. The related expense for these restructuring costs is recorded in the Restructuring expenses line item in the Consolidated Statements of Operations. Other charges are recorded in the Cost of sales or Selling, general, and administrative expenses line items in the Consolidated Statements of Operations, as applicable. Segment profit is based on Operating income and management excludes restructuring expenses and other charges in assessing segment financial performance.

Foreign Currency

The net assets of international operations where the local currencies have been determined to be the functional currencies are translated into U.S. dollars, the reporting currency, using period-end exchange rates and at the average exchange rates for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of Accumulated other comprehensive loss on the Consolidated Balance Sheets. Foreign currency translation recorded in these Consolidated Financial Statements is based on currency movements specific to the Company’s assets and liabilities included on the Consolidated Balance Sheets during the periods presented.

For translation of its international operations, the Company has determined that the majority of its local currencies are the functional currencies except those in highly inflationary economies, which are defined as those which have had compound cumulative rates of inflation of 100% or more during the past three years, or where a substantial portion of its cash flows are not in the local currency. The Company has accounted for operations in Argentina, Turkey, and Egypt as highly inflationary.

Foreign currency exchange gains and losses on transactions occurring in a currency other than an operation’s functional currency are recognized as a component of Other expense, net in the Consolidated Statements of Operations. Net currency transaction losses were $26 million, $64 million, and $105 million for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.

Supplier Finance Program

The Company has facilitated a voluntary supplier finance program to provide some of its suppliers with the opportunity to sell receivables due from the Company (the Company’s accounts payables) to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The Company is not a party to the arrangements between the suppliers and the third-party financial institutions. The Company’s obligations to its suppliers, including amounts due, and scheduled payment dates (which have general payment terms of between 30 and 120 days), are not affected by a participating supplier’s decision to participate in the program. Invoices from suppliers participating in the supplier finance program are recorded in Accounts payable on the Consolidated Balance Sheets.

The rollforward of the Company’s outstanding obligations confirmed as valid under its supplier finance program for the fiscal twelve months ended December 29, 2024 is as follows:

(Dollars in Millions)	December 29, 2024
Confirmed obligations outstanding at the beginning of the fiscal year	$227
Invoices confirmed during the fiscal year	1,093
Confirmed invoices paid during the fiscal year	(1,060)
Confirmed obligations outstanding at the end of the fiscal year	$260

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

The Company determined that certain Deferred Local Businesses that are legal entities (“Deferred Legal Entities”) are VIEs for which Kenvue is the primary beneficiary, since Kenvue has the power to direct the activities that most significantly impact such Deferred Legal Entities’ economic performance, as well as to obtain all the economic benefits and losses of such entities. These significant activities include, but are not limited to, product pricing, marketing and sales strategy, supply chain strategy, material supply and vendor management, budget planning, and labor and overhead management. Accordingly, the assets and liabilities of these entities are recognized on the Consolidated Balance Sheets at their historical carrying amounts as of the date when the Company entered into the arrangement, since the primary beneficiary of the VIEs and the VIEs themselves were under common control. Additionally, the results of the operations and cash flows are included within the Consolidated Financial Statements.

All Deferred Legal Entities are exposed to similar operational risks and are therefore monitored and evaluated on a similar basis by management. Accordingly, the financial information for Deferred Legal Entities has been aggregated and the following table summarizes the consolidated assets and liabilities of these entities on the Consolidated Balance Sheets as of December 29, 2024 and December 31, 2023. The amounts represented in this table are only those assets of the VIEs that can be used to settle only the VIE’s obligations and the VIE’s creditors (or beneficial interest holders) have no recourse against the general credit of the primary beneficiary.

(Dollars in Millions)	December 29, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$99	$109
Trade receivables, less allowances for credit losses	70	57
Inventories	16	18
Prepaid expenses and other receivables	3	6
Total current assets	188	190
Property, plant, and equipment, net	3	5
Deferred taxes on income	3	2
Other assets	—	1
Total assets	$194	$198
Liabilities
Current liabilities
Accounts payable	$3	$5
Accrued liabilities	11	12
Accrued rebates, returns, and promotions	16	14
Accrued taxes on income	—	3
Total current liabilities	30	34
Total liabilities	$30	$34

The Company recognized Net income of $17 million and $85 million for the fiscal twelve months ended December 29, 2024 and December 31, 2023, respectively, related to the Deferred Legal Entities in the Consolidated Statements of Operations.

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

The Company recognized a net payable to J&J of $23 million and $39 million as of December 29, 2024 and December 31, 2023, respectively, in relation to the net economic benefit arrangements on the Consolidated Balance Sheets. The Company recognized Net income of $51 million and $36 million for the fiscal twelve months ended December 29, 2024 and December 31, 2023, respectively, in relation to the net economic benefit arrangements in the Consolidated Statements of Operations.

Recently Adopted Accounting Standards

Accounting Standards Update (“ASU”) 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 scopes in entities with a single reportable segment and requires those entities to provide all disclosures required in Topic 280. Among other various new disclosures, ASU 2023-07 additionally requires that current annual disclosures about a reportable segment’s profit or loss and assets also be provided in interim periods. Enhanced reporting requirements for all entities include disclosure of 1) significant segment expenses, 2) the title and position of the chief operating decision maker (the “CODM”), and 3) how the CODM uses disclosed measure(s) of a segment’s profit or loss in assessing segment performance and allocating resources. This guidance is effective for public entities for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Companies are required to apply the amendments retrospectively to all prior periods presented in the financial statements, and early adoption is permitted. The adoption in the fiscal three months ended December 29, 2024 has resulted in additional disclosures, including the disclosure of significant segment expenses, within Note 18, “Segments of Business and Geographic Areas.” There was no effect on the Company’s financial position, results of operations, or cash flows.

ASU 2022—04: Liabilities—Supplier Finance Programs (Subtopic 405-50)–Disclosure of Supplier Finance Program Obligations

In September 2022, the FASB issued ASU 2022-04—Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”). ASU 2022-04 requires that a buyer in a supplier finance program disclose sufficient information about the program for financial statement users. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with the exception for the amendment on rollforward information. This amendment requires entities to present rollforward information in each annual reporting period, which is effective for fiscal years beginning after December 15, 2023. The adoption in the fiscal three months ended December 29, 2024 has resulted in additional disclosures for rollforward information of the Company’s outstanding obligations confirmed as valid under its supplier finance program for the fiscal twelve months ended December 29, 2024. There was no effect on the Company’s financial position, results of operations, or cash flows. Refer to “—Supplier Finance Program” above for additional information.

Recent Accounting Standards Not Yet Adopted

ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances the transparency of income tax disclosures, primarily by requiring public business entities to disclose 1) consistent categories and greater disaggregation of information in the rate reconciliations and 2) the disclosure of income taxes paid disaggregated by jurisdiction, among other requirements. This guidance is effective for public entities for the fiscal years beginning after December 15, 2024, and early adoption is permitted. The amendments are applicable on a prospective basis, although retrospective basis is also permitted. The Company is currently evaluating this guidance and the impact on its income tax disclosures.

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

No other new accounting standards that were issued or became effective during the fiscal twelve months ended December 29, 2024 had, or are expected to have, a significant impact on the Consolidated Financial Statements.

2. Inventories

As of December 29, 2024 and December 31, 2023, inventories were comprised of:

(Dollars in Millions)	December 29, 2024	December 31, 2023
Raw materials and supplies	$274	$304
Goods in process	101	115
Finished goods	1,216	1,432
Total inventories	$1,591	$1,851

3. Property, Plant, and Equipment and Cloud Computing Arrangements

Property, Plant, and Equipment

As of December 29, 2024 and December 31, 2023, property, plant, and equipment at cost and the related accumulated depreciation were:

(Dollars in Millions)	December 29, 2024	December 31, 2023
Machinery and equipment	$2,250	$2,447
Buildings and building equipment	1,599	1,749
Software	102	1,491
Construction in progress	542	480
Land and land improvements	57	76
Total property, plant, and equipment, gross	4,550	6,243
Less: accumulated depreciation	(2,701)	(4,201)
Total property, plant, and equipment, net(1)	$1,849	$2,042
(1) As of December 29, 2024, the Consolidated Balance Sheet reflects an adjustment for a change in classification from Property, plant, and equipment, net of $288 million to Other assets and Additional paid-in capital of $169 million and $84 million, respectively, related to certain cloud computing arrangements, net of amortization of $35 million. The Company concluded that this adjustment was not material to the Consolidated Financial Statements for either the current period or prior periods.

Cloud Computing Arrangements

Certain of the Company’s information technology contracts have been deemed to be cloud computing arrangements, which include software as a service, platform as a service, and infrastructure as a service contracts. Certain costs incurred for the implementation of the cloud computing arrangements are capitalized and amortized on a straight-line basis over the term of the contract. For each component of the cloud computing arrangements, amortization begins when the component becomes ready for its intended use. Capitalized implementation costs are presented in Other assets on the Consolidated Balance Sheets, which is the same financial statement line item in which a prepayment of the fees for the associated cloud computing arrangements would be presented. Amortization expense recorded on capitalized implementation costs is presented in Selling, general, and administrative expenses and Cost of sales in the Consolidated Statements of Operations, which are the same financial statement line items in which the expense for fees related to the associated cloud computing arrangements are presented.

Capitalized implementation costs and accumulated amortization related to the Company’s cloud computing arrangements were as follows as of December 29, 2024:

(Dollars in Millions)	December 29, 2024
Cloud computing arrangements, gross	$1,277
Less: accumulated amortization	(1,088)
Total cloud computing arrangements, net	$189

See “—Property, Plant, and Equipment” above for information related to cloud computing arrangements for the fiscal twelve months ended December 31, 2023.

Depreciation Expense

Depreciation expense for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023 was as follows:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 29, 2024	December 31, 2023	January 1, 2023
Depreciation expense(1)	$353	$305	$296
(1) Depreciation for the fiscal twelve months ended December 29, 2024 includes $145 million of amortization of integration and development costs capitalized in connection with cloud computing arrangements, as discussed in “—Cloud Computing Arrangements” above. See “—Property, Plant, and Equipment” above for information related to cloud computing arrangements for the fiscal twelve months ended December 31, 2023.

4. Intangible Assets and Goodwill

As of December 29, 2024 and December 31, 2023, the gross and net amounts of intangible assets were:

	December 29, 2024			December 31, 2023
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Patents and trademarks	$4,110	$(1,780)	$2,330	$4,444	$(1,698)	$2,746
Customer relationships	1,933	(1,074)	859	2,125	(1,151)	974
Other intangibles(1)	1,276	(694)	582	1,320	(669)	651
Total definite-lived intangible assets	$7,319	$(3,548)	$3,771	$7,889	$(3,518)	$4,371
Indefinite-lived intangible assets:
Trademarks	$4,648	$—	$4,648	$5,187	$—	$5,187
Other	55	—	55	61	—	61
Total intangible assets, net	$12,022	$(3,548)	$8,474	$13,137	$(3,518)	$9,619
(1) The majority of the other intangible assets balance relates to the acquisition of Pfizer Consumer Health in 2006.

Gross carrying amount changes for the fiscal twelve months ended December 29, 2024 were primarily driven by the impact of $479 million in intangible asset impairments, of which $463 million related to impairment charges recognized in relation to Dr.Ci:Labo® definite-lived intangible assets, including trademarks and other intangibles, as described in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Impairment of Long-Lived Assets.” The change was further driven by the impact of currency translations.

The Company recognized an intangible asset impairment of $12 million related to certain definite-lived trademarks deemed as irrecoverable in the Impairment charges line item in the Consolidated Statement of Operations for the fiscal twelve months ended January 1, 2023. No intangible asset impairments were recognized for the fiscal twelve months ended December 31, 2023.

Amortization expense for the Company’s amortizable assets, which is included in Cost of sales, was $269 million, $322 million, and $348 million for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.

The schedule of amortization expense for the five succeeding fiscal years is as follows:

(Dollars in Millions)
2025	2026	2027	2028	2029
$257	$257	$252	$252	$243

Goodwill by reportable business segment was as follows:

(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total(1)
Goodwill as of January 1, 2023	$5,194	$2,365	$1,626	$9,185
Currency translation	114	(50)	22	86
Goodwill as of December 31, 2023	5,308	2,315	1,648	9,271
Currency translation	(254)	(130)	(44)	(428)
Goodwill as of December 29, 2024	$5,054	$2,185	$1,604	$8,843
(1) The majority of the Goodwill balance relates to the acquisition of Pfizer Consumer Health in 2006.

The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants. The Company estimates the fair value of a reporting unit using a discounted cash flow model. The discounted cash flow model relies on assumptions regarding revenue and net income growth rates, projected working capital needs, capital expenditures, and discount rates. To estimate fair value, the Company discounts the forecasted cash flows of each reporting unit. The discount rate the Company uses represents the estimated weighted-average cost of capital, which reflects the overall level of inherent risk involved in the reporting unit’s operations and the rate of return a market participant would expect to earn. The quantitative fair value test is performed utilizing long-term growth rates and discount rates applied to the estimated cash flows in estimation of fair value.

To forecast a reporting unit’s cash flows, the Company takes into consideration economic conditions and trends, estimated future operating results, management’s projections, a market participant’s view of growth rates and product lives, and anticipated future economic conditions. Revenue growth rates inherent in these forecasts are based on input from internal and external market research that compare factors such as growth in global economies, recent industry trends, and product lifecycles. Macroeconomic factors such as changes in economies, changes in the competitive landscape, changes in government legislation, product lifecycles, industry consolidations, and other changes beyond the Company’s control could have a positive or negative impact on achieving its targets. Accordingly, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.

Annual Goodwill Impairment Tests

The Company completed its annual goodwill impairment tests for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023 by performing a quantitative assessment on each of the reporting units and concluded that no impairment to goodwill was necessary as the fair value of each reporting unit was in excess of its respective carrying value.

5. Borrowings

The components of the Company’s debt as of December 29, 2024 and December 31, 2023 were as follows:

(Dollars in Millions)	December 29, 2024	December 31, 2023
Senior Notes
5.50% Senior Notes due 2025	$750	$750
5.35% Senior Notes due 2026	750	750
5.05% Senior Notes due 2028	1,000	1,000
5.00% Senior Notes due 2030	1,000	1,000
4.90% Senior Notes due 2033	1,250	1,250
5.10% Senior Notes due 2043	750	750
5.05% Senior Notes due 2053	1,500	1,500
5.20% Senior Notes due 2063	750	750
Other(1)	119	9
Discounts and debt issuance costs	(64)	(72)
Total	7,805	7,687
Less: Current portion of long-term debt—principal amount, net of discounts and debt issuance costs	(750)	—
Total long-term debt	7,055	7,687
Current portion of long-term debt—principal amount	750	—
Commercial paper	800	600
Discounts and debt issuance costs	(3)	(1)
Other	5	—
Total loans and notes payable	1,552	599
Total debt	$8,607	$8,286
(1) As of December 29, 2024, Other includes $113 million of finance lease liabilities associated with the Global and North America Headquarters Lease. See Note 8, “Leases,” for more information.

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

In connection with the issuance of the Senior Notes, the Company entered into a registration rights agreement with the initial purchasers, pursuant to which the Company was obligated to use commercially reasonable efforts to file with the Securities and Exchange Commission (the “SEC”) and cause to become effective a registration statement with respect to an offer to exchange each series of Senior Notes for registered notes with terms that are substantially identical in all material respects to the notes of such series. On October 19, 2023, the Company completed an exchange offer of its outstanding unregistered Senior Notes (the “Original Senior Notes”) for new notes registered pursuant to the Securities Act (the “Exchange Senior Notes”). The terms of each series of the Exchange Senior Notes are substantially identical to the terms of the applicable series of Original Senior Notes, except the Exchange Senior Notes are registered under the Securities Act, and certain transfer restrictions, registration rights, and provisions relating to additional interest relating to the Company’s registrations do not apply to the Exchange Senior Notes. As a result of this exchange, the Company incurred filing and legal fees that were not significant, which the Company capitalized as debt issuance costs.

The weighted-average effective interest rate of the Company’s long-term debt was 5.1% and 5.1% as of December 29, 2024 and December 31, 2023, respectively. The weighted-average effective interest rate of the Company’s current portion of long-term debt was 5.5% as of December 29, 2024.

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

The schedule of principal payments required on the Company’s Senior Notes for the five succeeding fiscal years, and thereafter, is as follows:

(Dollars in Millions)
2025	2026	2027	2028	2029	Thereafter
$750	$750	$—	$1,000	$—	$5,250

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

Prior to the Kenvue IPO, the Company issued $1.25 billion under its Commercial Paper Program which, collectively with the Senior Notes, are referred to as the “Debt Financing Transactions.” As of December 29, 2024, the Company had $797 million of outstanding balances under its Commercial Paper Program, net of a related discount of $3 million. As of December 31, 2023, the Company had $599 million of outstanding balances under its Commercial Paper Program, net of a related discount of $1 million.

The weighted-average effective interest rate of the Company’s commercial paper was 5.2% and 5.2% as of December 29, 2024 and December 31, 2023, respectively. The weighted-average maturities were less than 90 days as of both December 29, 2024 and December 31, 2023.

Revolving Credit Facility

On March 6, 2023, the Company entered into a credit agreement providing for a five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $4.0 billion to be made available in U.S. dollars and Euros. Interest is payable on the loans under the Revolving Credit Facility at 1) in the case of borrowings denominated in U.S. dollars, adjusted Term Secured Overnight Financing Rate (“Term SOFR”) (or, at the Company’s option, the adjusted base rate), 2) in the case of borrowings denominated in Euros, adjusted Euro Interbank Offered Rate (“EURIBOR”), and 3) in the case of swingline borrowings, the daily simple Euro Short-Term Rate, plus, in each case, a margin determined pursuant to a pricing grid based on the Company’s credit ratings. The Revolving Credit Facility fees and letter of credit fees are determined based upon the same grid. Interest payments are due 1) in the case of Term SOFR or EURIBOR borrowings, on the last day of each interest period applicable to the borrowing (or, in the case of any borrowing with an interest period of more than three months’ duration, every three months), 2) in the case of an adjusted base rate borrowing, on the last day of each March, June, September, and December, and 3) in the case of swingline borrowings, on the fifth business day after the borrowing. In connection with entering the Revolving Credit Facility, the Company paid an immaterial amount of debt issuance costs. These costs related to securing the Revolving Credit Facility are presented within Other assets on the Consolidated Balance Sheets.

The Revolving Credit Facility contains representations and warranties, covenants, and events of default that are customary for this type of financing, including covenants restricting the incurrence of liens and the entry into certain merger transactions.

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

As of both December 29, 2024 and December 31, 2023, the Company had no outstanding balances under its Revolving Credit Facility.

On January 30, 2025, the Company requested an extension of the maturity date of its Revolving Credit Facility from March 6, 2028 to March 6, 2029, and on February 21, 2025, such extension became effective with respect to all lenders under the Revolving Credit Facility, each of which accepted such request. The terms of the Revolving Credit Facility otherwise remain unchanged.

Facility Agreement

On April 5, 2023, the Company and J&J entered into the Facility Agreement, allowing the Company to lend the proceeds from the issuance of debt (including commercial paper) in an aggregate amount of $8.9 billion to J&J. Interest on loans made from the Facility Agreement was charged at an interest rate equal to the Secured Overnight Financing Rate less an adjusted margin of 15 basis points, with a floor of 0% (a weighted-average interest rate of 4.7%) to be paid monthly in arrears.

Upon completion of the Kenvue IPO on May 8, 2023, the Facility Agreement was terminated and the balance of the loans, and all accrued interest, were repaid by J&J for a total cash inflow of $9.0 billion. The Company earned interest income of $33 million for the fiscal twelve months ended December 31, 2023 in relation to the Facility Agreement. The Company remitted this cash back to J&J as a distribution in connection with the Separation. The cash flows for the lending, and repayment, of the principal balance of the Facility Agreement are presented within cash flows from investing activities within the Consolidated Statement of Cash Flows. Cash inflows from the interest earned on the Facility Agreement are presented within Interest expense, net in the Consolidated Statements of Operations and are presented as cash inflows from operations within the Consolidated Statement of Cash Flows.

Interest Expense, Net

The amount included in Interest expense, net in the Consolidated Statements of Operations consists of the following:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 29, 2024	December 31, 2023
Interest expense	$431	$358
Interest income(1)	(53)	(108)
Total interest expense, net	$378	$250
(1) Includes interest income of $33 million for the fiscal twelve months ended December 31, 2023 recognized in relation to the Facility Agreement.

No Interest expense, net was recognized for the fiscal twelve months ended January 1, 2023.

Fair Value of Debt

The Company’s debt was recorded at the carrying amount. The estimated fair value of the Company’s Senior Notes was $7.5 billion and $8.0 billion as of December 29, 2024 and December 31, 2023, respectively. Fair value was estimated using market prices using quoted prices in active markets which would be considered Level 2 in the fair value hierarchy. The carrying value of the commercial paper notes approximated the fair value as of December 29, 2024 and December 31, 2023 due to the nature and short-term duration of the instrument.

Compliance with Covenants

As of December 29, 2024, the Company was in compliance with all debt covenants, and no default or event of default has occurred.

6. Employee-Related Obligations

As of December 29, 2024 and December 31, 2023, employee-related obligations recorded on the Consolidated Balance Sheets were:

(Dollars in Millions)	December 29, 2024	December 31, 2023
Pension benefits	$339	$342
Postretirement benefits	5	5
Severance benefits	35	39
Total employee-related obligations	379	386
Less: current benefits in Accrued liabilities	(37)	(26)
Employee-related obligations—non-current	$342	$360

7. Pensions

In connection with the completion of the Separation, the Company converted all multiemployer pension plans to a multiple-employer pension plan or a single-employer pension plan.

Single-Employer Plans

The Company is the plan sponsor for certain defined benefit retirement plans (collectively, “the Plans”), and the Consolidated Financial Statements reflect the periodic benefit costs and funded status of such plans. The Company uses December 31 as the fiscal year-end measurement date for the Plans, which are located outside the United States.

Net periodic benefit costs for the Plans sponsored by the Company for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023 included the following components:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 29, 2024	December 31, 2023	January 1, 2023
Service cost	$30	$21	$8
Interest cost	28	26	4
Amortization of loss (gain)	3	(2)	4
Special events	6	10	—
Expected return on plan assets	(34)	(25)	(1)
Total net periodic benefit cost	$33	$30	$15

The service cost component of net periodic benefit cost is presented in the same line items in the Consolidated Statements of Operations where other employee compensation costs are reported, including Cost of sales and Selling, general, and administrative expenses. The special events component of net periodic benefit cost for the fiscal twelve months ended December 29, 2024 is presented as part of Restructuring expenses in the Consolidated Statement of Operations. All other components of net periodic benefit costs are presented as part of Other expense, net in the Consolidated Statements of Operations. During the fiscal twelve months ended December 29, 2024, the Company recognized a settlement loss of $6 million associated with global workforce reductions in connection with the 2024 Multi-Year Restructuring Initiative (as defined in Note 19, “Restructuring Expenses and Operating Model Optimization Initiatives”). During the fiscal twelve months ended December 31, 2023, the Company converted a defined benefit plan to a defined contribution plan, which resulted in a settlement loss of $14 million, partially offset by a curtailment gain of $4 million. This net balance, as well as the settlement loss recognized in the fiscal twelve months ended December 29, 2024, are disclosed in “Special events” within Net periodic benefit cost.

The following table provides the weighted-average actuarial assumptions related to the Plans sponsored by the Company for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023:

	Fiscal Twelve Months Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Net Periodic Benefit Cost
Service cost discount rate	2.6%	3.4%	2.3%
Interest cost discount rate	3.6%	4.6%	3.1%
Rate of increase in compensation levels	3.3%	3.3%	2.5%
Expected long-term rate of return on plan assets	5.5%	5.5%	2.9%
Benefit Obligation
Discount rate	3.8%	3.6%	4.2%
Rate of increase in compensation tables	3.3%	3.3%	2.7%

The Company’s discount rates are determined by considering current yield curves representing high-quality, long-term fixed income instruments. The resulting discount rates are consistent with the duration of plan liabilities. The Company’s methodology in determining service and interest cost uses duration specific spot rates along that yield curve to the Plans’ liability cash flows.

The expected rates of return on plan asset assumptions represent the Company’s assessment of long-term returns on diversified investment portfolios globally. The assessment is determined using projections from external financial sources, long-term historical averages, actual returns by asset class, and the various asset class allocations by market.

The following table sets forth information related to the benefit obligation and the fair value of plan assets for the fiscal twelve months ended December 29, 2024 and December 31, 2023 for the Plans sponsored by the Company:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 29, 2024	December 31, 2023
Change in Benefit Obligation
Projected benefit obligation—beginning of year	$829	$235
Service cost	30	21
Interest cost	28	26
Actuarial (gain) loss(1)	(39)	99
Plan participants’ contributions	6	7
Curtailments, settlements, and restructuring	(39)	(50)
Benefits paid from plan	(15)	(22)
Effect of exchange rates	(42)	31
Transfers	—	473
Other	28	9
Projected benefit obligation—end of year	$786	$829
Change in Plan Assets
Plan assets at fair value—beginning of year	$535	$19
Company contributions	31	27
Plan participants’ contributions	6	7
Benefits paid from plan assets	(15)	(22)
Actual return on plan assets	21	(30)
Curtailments, settlements, and restructuring	(29)	(36)
Effect of exchange rates	(23)	18
Transfers	—	552
Plan assets at fair value—end of year	$526	$535
Funded status—end of year	$(260)	$(294)
Amounts recognized on the Consolidated Balance Sheets consist of the following:
Other assets	$84	$53
Accrued liabilities	(9)	(9)
Employee-related obligations	(335)	(338)
Total recognized on the Consolidated Balance Sheets—end of year	$(260)	$(294)
Amounts recognized in Accumulated other comprehensive loss consist of the following:
Net actuarial loss	$170	$123
Transfers	—	100
Prior service cost	(5)	(6)
Total before tax effects	$165	$217

Accumulated benefit obligations—end of year	$686	$747
(1) The actuarial gain in the fiscal twelve months ended December 29, 2024 was primarily related to an increase in the discount rate. The actuarial loss in the fiscal twelve months ended December 31, 2023 was primarily related to a decrease in the discount rates and an increase in the rate of compensation.

The amounts recognized in net periodic benefit cost and Other comprehensive (loss) income related to the Plans sponsored by the Company for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023 were as follows:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 29, 2024	December 31, 2023	January 1, 2023
Net periodic benefit cost	$33	$30	$15
Net actuarial gain (loss)	(36)	118	(82)
Amortization of net actuarial gain (loss)	(9)	4	(4)
Effect of exchange rates	(7)	9	(6)
Total (income) loss recognized in Other comprehensive (loss) income, before tax	$(52)	$131	$(92)
Total recognized in net periodic benefit cost and Other comprehensive (loss) income	$(19)	$161	$(77)
The Plans are funded in accordance with local regulations. Additional discretionary contributions are made when deemed appropriate to meet the long-term obligations of the Plans. For certain plans, funding is not a common practice, as funding provides no economic benefit, and consequently, these plans are not funded.

The schedule of projected future benefit payments from the Plans for the ten succeeding fiscal years is as follows:

(Dollars in Millions)
2025	2026	2027	2028	2029	2030–2034
$50	$34	$34	$36	$39	$220

The Company currently has $14 million in projected benefit plan contributions.

The Company’s investment objective is to generate investment returns that provide adequate assets to meet current and future benefit obligations. The investment objectives are achieved through diversification of the retirement plan assets and management of liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. Plan assets are diversified by asset class in order to reduce volatility of overall results and to take advantage of various investment opportunities. The Company’s retirement plan assets as of December 29, 2024 were primarily comprised of debt, equity, and other assets. Other assets are mainly comprised of monetary assets such as cash, insurance contracts, and insured benefits to employees allocated from a pension Trustee. The Company further invests in commingled funds that are actively investing with a focus to meet the allocation and risk exposure by focusing on debt or equity securities. The increased volatility associated with equity securities that generate higher expected returns are offset by long duration fixed income securities that help reduce the volatility of the overall portfolio. Investment risk exposure is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and continued monitoring through investment portfolio reviews.

The asset allocation as of December 29, 2024 and December 31, 2023 and target allocations for 2025 related to the Plans are as follows:

	Percent of Plan Assets		Target Allocation
	December 29, 2024	December 31, 2023	2025
Debt instruments	49%	54%	58%
Equity securities	14%	19%	13%
Other assets	37%	27%	29%
Total plan assets	100%	100%	100%

Determination of Fair Value of Plan Assets

The Plans have established a process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon models that primarily use, as inputs, market-based or independently sourced market parameters, including yield curves, interest rates, volatilities, equity or debt prices, foreign exchange rates, and credit curves.

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

Valuation Hierarchy

Fair value measurements are estimated based on valuations techniques and inputs categorized as follows:

•Level 1—Quoted prices in active markets for identical assets or liabilities
•Level 2—Significant other observable inputs
•Level 3—Significant unobservable inputs

The Net Asset Value (“NAV”) is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding.

Following is a description of the valuation methodologies used for the investments measured at fair value.

•Debt instruments—A limited number of these investments are valued at the closing price reported on the major market on which the individual securities are traded. The debt instruments primarily relate to government bonds, money held by trusts, or bonds taken from funds. Where quoted prices are available in an active market, the investments are classified as Level 1. If quoted market prices are not available for the specific security, then fair values are estimated by using other observable inputs including pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and are classified as Level 2.
•Equity securities—Equity securities are valued at the closing price reported on the active market on which the individual securities are traded. Substantially all equity securities are classified within Level 1 of the valuation hierarchy.
•Other assets—Other assets include cash and money markets held within an account that guarantee a fixed percentage return. Substantially all cash and monetary assets are classified within Level 1 of the valuation hierarchy. As of December 29, 2024, insurance contracts with a defined return are classified as Level 3 assets within the valuation hierarchy. Other assets also included insured benefits to employees allocated from a pension Trustee. The value of these assets is determined based on the vested value of the underlying employee obligations multiplied by the publicly available coverage ratio of the Trustee. These assets are categorized as Level 3.
•Commingled Funds—The fair value of non-publicly traded funds is determined using the NAV provided by the administrator of the fund when the Company has the ability to redeem the asset at the measurement date. When the Company is using the NAV as a practical expedient, those investments are not included in the valuation hierarchy. The investments are valued using the NAV provided by the fund administrator. Assets in the Level 2 category have a quoted market price.

The following table sets forth the Plans’ investments measured at fair value as of December 29, 2024 and December 31, 2023:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)	Assets Measured at NAV	Total Assets
(Dollars in Millions)	December 29, 2024
Debt instruments	$—	$223	$—	$—	$223
Equity securities	8	—	—	—	8
Other assets	44	—	151	—	195
Commingled funds	—	92	—	8	100
Total investments at fair value	$52	$315	$151	$8	$526
(1) The activity of the Level 3 other assets was not significant.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)	Assets Measured at NAV	Total Assets
(Dollars in Millions)	December 31, 2023
Debt instruments	$—	$197	$—	$—	$197
Equity securities	26	—	—	—	26
Other assets	56	1	146	—	203
Commingled funds	—	101	—	8	109
Total investments at fair value	$82	$299	$146	$8	$535
(1) The activity of the Level 3 other assets consists of $127 million transfers from J&J and $19 million of returns during the year resulting from additional vested benefits and the trustee’s coverage ratio.

Participation in J&J Plans

Prior to the Separation, the Company’s employees participated in J&J’s defined benefit pension plans, which covered eligible employees in the United States and certain foreign jurisdictions. J&J also provided medical benefits, principally to its U.S. retirees and their dependents, through its other postretirement benefit plans. J&J’s defined benefit pension plans were accounted for as multiemployer pension plans, and assets and liabilities associated with these plans were not reflected on the Consolidated Balance Sheets. After the Separation, the Company no longer had any multiemployer plans, as they were all converted to a multiple-employer pension plan or a single-employer pension plan. The Consolidated Statements of Operations for the fiscal twelve months ended December 31, 2023 and January 1, 2023 include expense allocations for these benefits, which were determined using a proportional allocation method. Total benefit plan expense allocated to the Company amounted to $17 million and $54 million for the fiscal twelve months ended December 31, 2023 and January 1, 2023, respectively. No allocations were made subsequent to the fiscal three months ended July 2, 2023, during which Kenvue became a fully independent company.

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

Savings Plan

The Company has 401(k) savings plans designed to enhance the existing retirement programs covering eligible employees. The Company matches a percentage of each employee’s contributions consistent with the provisions of the plan for which they are eligible. Total contributions attributable to the Company’s employees were $108 million, $46 million, and $14 million for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.

Post-Employment Benefit Plans

Prior to the Separation, J&J maintained a post-employment benefit plan to provide limited benefits to its former employees, including former employees of the Company, if they were involuntarily terminated. The duration of these benefits was generally based on the employee’s term of service with J&J, and included both severance compensation and other benefits, including medical coverage. The post-employment plan was published and was considered a benefit to employees which was earned over the employee’s term of service. As a result, J&J recognized the cost of this benefit as it was earned by the employee as required by ASC 712, Compensation—non-retirement post-employment benefits. The cost of this benefit allocated to the Company in the fiscal twelve months ended December 31, 2023 and January 1, 2023 was approximately $18 million and $46 million, respectively, and is reflected as an expense in the Consolidated Statements of Comprehensive Income. No allocations were made subsequent to the fiscal three months ended July 2, 2023, during which Kenvue became a fully independent company.

8. Leases

The Company has operating leases for space, vehicles, manufacturing equipment, and data processing equipment. In connection with the Separation, J&J and Kenvue also entered into various lease agreements, in which the Company subleased properties from J&J. The Company has finance leases, which primarily include the Company’s new global and North America corporate headquarters in Summit, New Jersey (as described in the “—Global and North America Headquarters Lease” section below). The Company did not have significant finance leases during the fiscal twelve months ended December 31, 2023 and January 1, 2023. The Company’s lease agreements do not contain any significant residual value guarantees or restrictive covenants.

Global and North America Headquarters Lease

On April 20, 2023, the Company entered into a long-term lease for a newly renovated global and North America corporate headquarters building and a newly constructed research and development building in Summit, New Jersey (the “Global and North America Headquarters Lease”). The Company expects to officially open the new global and North America corporate headquarters in March 2025. The relocation to this new campus from multiple U.S.-based locations will continue through 2026 when the new research and development building is expected to be complete. When construction is completed, the campus will encompass approximately 290,000 square feet. The Global and North America Headquarters Lease collectively includes the lease associated with the global and North America corporate headquarters building (the “Corporate Office Lease”), the lease associated with the land where the research and development building is under construction (the “State-of-the-Art Lab Facility Lease”), and the lease associated with land to be used for amenities (the “Amenities Lease”).

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

ROU Assets and Lease Liabilities

ROU assets and lease liabilities associated with the Company's operating leases and finance leases are included on the Consolidated Balance Sheets as of December 29, 2024 and December 31, 2023 as follows:

	Operating Leases		Finance Leases
(Dollars in Millions)	December 29, 2024(1)	December 31, 2023(2)	December 29, 2024	December 31, 2023
ROU assets included in:
Property, plant, and equipment, net	$—	$—	$111	*
Other assets	111	139	—	*
Total ROU assets	$111	$139	$111	*
Lease liabilities included in:
Accrued liabilities	$36	$44	$—	*
Loans and notes payable	—	—	2	*
Long-term debt	—	—	119	*
Other liabilities	76	97	—	*
Total lease liabilities	$112	$141	$121	*
* The Company did not have significant finance leases as of December 31, 2023.
(1) Includes leases with J&J of $35 million of ROU assets, $11 million of current lease liabilities, and $24 million of non-current lease liabilities.
(2) Includes leases with J&J of $52 million of ROU assets, $13 million of current lease liabilities, and $39 million of non-current lease liabilities.

Lease Cost

The operating lease costs for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023 were as follows:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 29, 2024	December 31, 2023	January 1, 2023
Operating lease costs	$48	$48	$42

For the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023, sublease income and variable operating lease costs were not significant. For the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023, finance lease costs, including amortization of ROU assets and interest on lease liabilities, were not significant.

Maturity of Lease Liabilities

The schedule of payments required on the Company’s operating leases and finance leases for the five succeeding fiscal years, and thereafter, is as follows:

Fiscal Twelve Months Ended
(Dollars in Millions)	Operating Leases	Finance Leases	Total
2025	$41	$2	$43
2026	30	1	31
2027	20	4	24
2028	11	7	18
2029	6	7	13
Thereafter	15	248	263
Total	123	269	392
Less: Imputed interest	11	148	159
Total current and non-current lease liabilities	$112	$121	$233

Other Information

Cash paid for amounts included in the measurement of lease liabilities related to operating leases for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023 was as follows:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 29, 2024	December 31, 2023	January 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$50	$49	$43

For the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023, cash paid for amounts included in the measurements of lease liabilities related to finance leases was not significant.

ROU assets obtained in exchange for new lease liabilities related to operating leases and finance leases for the fiscal twelve months ended December 29, 2024 and December 31, 2023 was as follows:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 29, 2024	December 31, 2023
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$27	$120
Finance leases	$109	*
* The Company did not have significant finance leases during the fiscal twelve months ended December 31, 2023.

For the fiscal twelve months ended January 1, 2023, the amount of ROU assets obtained in exchange for new lease liabilities was not material.

Lease Term and Discount Rate

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's operating and finance leases, excluding short-term leases:

	December 29, 2024	December 31, 2023	January 1, 2023
Weighted-average remaining lease term:
Operating leases	5 years	5 years	7 years
Finance leases	35 years	*	*
Weighted-average discount rate:
Operating leases	3.9%	3.6%	2.3%
Finance leases	5.0%	*	*
* The Company did not have significant finance leases during the fiscal twelve months ended December 31, 2023 and January 1, 2023.

9. Accrued and Other Liabilities

Accrued liabilities consisted of:

(Dollars in Millions)	December 29, 2024	December 31, 2023
Accrued expenses	$368	$465
Accrued compensation and benefits	325	406
Operating lease liabilities	36	44
Tax indemnification liability(1)	82	113
Other accrued liabilities	321	428
Total accrued liabilities	$1,132	$1,456

Other liabilities, non-current, consisted of:

(Dollars in Millions)	December 29, 2024	December 31, 2023
Accrued income taxes	$185	$188
Operating lease liabilities	76	97
Tax indemnification liability(1)	143	141
Other accrued liabilities	132	65
Total other liabilities	$536	$491
(1) The balances primarily relate to the Tax Matters Agreement (as defined in Note 12, “Relationship with J&J—Tax Indemnification”) entered into with J&J on May 3, 2023 that governs the parties’ respective rights, responsibilities, and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes. See Note 12, “Relationship with J&J—Tax Indemnification,” for more information.

10. Accumulated Other Comprehensive Loss

Components of Accumulated other comprehensive loss consisted of the following:

(Dollars in Millions)	Foreign Currency Translation	Employee Benefit Plans(1)	Gain (Loss) on Derivatives and Hedges(2)	Total Accumulated Other Comprehensive Loss
January 2, 2022	$(4,431)	$(51)	$(1)	$(4,483)
Other comprehensive (loss) income before reclassifications	(1,045)	66	12	(967)
Amounts reclassified to the Consolidated Statement of Operations	—	(3)	(2)	(5)
Net current period Other comprehensive (loss) income	(1,045)	63	10	(972)
January 1, 2023	(5,476)	12	9	(5,455)
Other comprehensive income (loss) before reclassifications	219	(181)	66	104
Amounts reclassified to the Consolidated Statement of Operations	—	2	(28)	(26)
Net current period Other comprehensive income (loss)	219	(179)	38	78
December 31, 2023	(5,257)	(167)	47	(5,377)
Other comprehensive (loss) income before reclassifications	(783)	29	(6)	(760)
Amounts reclassified to the Consolidated Statement of Operations	—	8	(17)	(9)
Net current period Other comprehensive (loss) income	(783)	37	(23)	(769)
December 29, 2024	$(6,040)	$(130)	$24	$(6,146)
(1) Net change for the fiscal twelve months ended December 31, 2023 includes Separation adjustments of $77 million in connection with transfers of certain pension plans by J&J to the Company.
(2) For the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $(23) million, $38 million, and $10 million, respectively, related to its cash flow hedge portfolio.

Amounts in Accumulated other comprehensive loss are presented net of the related tax impact. Foreign currency translation is not adjusted for income taxes where it relates to permanent investments in international operations. For additional details on comprehensive income, see the Consolidated Statements of Comprehensive Income.

The provision (benefit) for taxes allocated to the components of Accumulated other comprehensive loss before reclassification was as follows:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 29, 2024	December 31, 2023	January 1, 2023
Foreign currency translation	$(6)	$(12)	$(91)
Employee benefit plans	14	50	30

The provision (benefit) for taxes allocated to gain (loss) on derivatives and hedges before reclassification was $11 million for the fiscal twelve months ended December 29, 2024. The provision (benefit) for taxes allocated to gain (loss) on derivatives and hedges before reclassification was not significant for the fiscal twelve months ended December 31, 2023 and January 1, 2023. The provision (benefit) for taxes allocated to the reclassifications from Accumulated other comprehensive loss to the

Consolidated Statements of Operations was not significant for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023.

11. Stock-Based Compensation

J&J Plans and Conversion of J&J Awards

J&J’s 2012 Long-Term Incentive Plan (the “J&J 2012 Plan”) expired on April 26, 2022. Prior to that expiration, on March 7, 2022, J&J’s Board of Directors approved the 2022 Long-Term Incentive Plan, (the “J&J 2022 Plan,” together with the J&J 2012 Plan, the “J&J Plans”). The J&J 2022 Plan became effective subsequent to the expiration of the J&J 2012 Plan. The J&J Plans provide for the grant of stock options, RSUs, PSUs, other stock-based awards, and cash awards to employees and directors, including the Company’s personnel. Stock-based compensation granted pursuant to the J&J Plans was denominated in shares of J&J’s common stock. As such, all awards granted subsequent to the effective date of the J&J 2022 Plan and prior to the completion of the Exchange Offer were issued under the J&J 2022 Plan.

On August 23, 2023 (the “Conversion Date”), J&J equity-based awards held by Kenvue employees were accounted for as if they were forfeited by J&J and generally replaced by Kenvue equity-based awards under the Kenvue 2023 Plan (see “—Kenvue 2023 Plan” below for additional details) with terms consistent to those applicable to the J&J awards, subject to adjustments to the number of underlying awards and option exercise prices to preserve the award’s value, except for certain performance-based awards that were replaced with Kenvue RSU awards. The awards were converted using the conversion ratio that was determined in accordance with the Employee Matters Agreement (as defined in Note 12, “Relationship with J&J—Transactions with J&J, Including the Separation Agreement”). This change in the awards was considered to be a modification for accounting purposes. As part of the deemed forfeiture of the J&J awards, the J&J performance criteria applicable to any outstanding performance-based awards was deemed satisfied at the target level, unless two years of service were completed in the performance period, in which case performance was deemed satisfied at the level of actual performance for such years. All other vesting terms and conditions were not affected by the conversion. Upon the conversion, there were 69,438,910 shares of common stock underlying the converted awards that were eligible to be issued under the Kenvue 2023 Plan. The terms of the converted Kenvue awards are as follows:

Conversion of RSUs

On the Conversion Date, the Company was deemed to have issued 12.5 million RSUs with an incremental cost of $283 million. These awards have vesting dates extending through August 2026. These RSUs provide for accelerated vesting in certain change in control scenarios.

The incremental cost of each RSU replaced was estimated based on the fair value of the Company’s common stock at the deemed Conversion Date, adjusted to reflect that the RSUs do not have dividend participation rights through the vesting date (using a dividend rate assumption consistent with the assumption disclosed within the table below).

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

Each stock option has a weighted-average exercise price of approximately $21.01 as of the Conversion Date. The fair value of each stock option was estimated using the Black-Scholes option valuation model. The assumptions used in calculating the fair value of the converted stock options were as follows:

Assumption	August 2023 Converted Stock Options
Expected volatility(1)	16.5% – 21.4%
Expected dividend yield(2)	3.2%
Risk-free rate(3)	4.2% – 5.4%
Expected term(4)	0.5 years – 6.5 years
(1) Expected volatility was based on the historical volatility of a selected group of the Company’s peers and other factors.
(2) Expected dividend yield was calculated using the assumed dividend payout per common share as a percentage of the average Kenvue common share price for the prior three-month period, which was then annualized.
(3) Risk-free rate was based on the U.S. Treasury yield curve in effect as of the Conversion Date.
(4) Expected term was consistent with the historical experiences of J&J for awards similar to those in the Kenvue population.

As noted above, the conversion of J&J awards to Kenvue awards was accounted for as a modification. As a result, the J&J awards were deemed to be canceled and replaced by Kenvue awards, resulting in incremental stock-based compensation expense of $25 million recognized in the fiscal twelve months ended December 31, 2023 in relation to J&J denominated stock options which had vested. With respect to the deemed cancelation of J&J stock options, PSUs, and RSUs that had not yet vested, the Company reversed $148 million of previously recognized stock-based compensation expense. From the Conversion Date through the end of the fiscal twelve months ended December 31, 2023, the Company recognized $215 million of compensation costs attributable to the RSUs and stock options described above. In total, the Company recognized incremental stock-based compensation expense of $240 million in the fiscal twelve months ended December 31, 2023.

Kenvue 2023 Plan

In March 2023, the Company’s Board approved the 2023 Long-Term Incentive Plan (the “Kenvue 2023 Plan”) which provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, RSUs, PSUs, other stock-based awards, and cash awards to eligible employees, non-employee directors, independent contractors, and consultants of the Company and its subsidiaries and affiliated entities. Stock-based compensation granted pursuant to the Kenvue 2023 Plan is denominated in shares of Kenvue common stock. The Kenvue 2023 Plan was approved by J&J, as sole shareholder of the Company, prior to the Kenvue IPO and became effective in May 2023. The maximum aggregate number of shares of common stock that was approved for issuance under the Kenvue 2023 Plan was 188,897,256. 69,438,910 shares underlying awards converted from J&J awards to Kenvue awards (as described in “—J&J Plans and Conversion of J&J Awards” above) will not reduce the maximum aggregate number of shares of common stock that may be issued under the Kenvue 2023 Plan. To meet share requirements resulting from the exercise of stock options and the vesting of RSUs and PSUs, the Company may use either authorized and unissued shares or shares of treasury stock. Since the inception of the Kenvue 2023 Plan, all issuances resulting from the exercise of stock options and the vesting of RSUs and PSUs were issued from the authorized and unissued Kenvue 2023 Plan share pool.

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

The components and classification of stock-based compensation expense for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023, were as follows:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 29, 2024	December 31, 2023	January 1, 2023
Stock options	$84	$90	$43
RSUs	152	76	74
PSUs	18	22	20
Total stock-based compensation expense	$254	$188	$137
Cost of sales	$100	$67	$30
Selling, general, and administrative expenses	154	121	107
Total stock-based compensation expense	$254	$188	$137

Stock-based compensation expense includes $2 million and $26 million for the fiscal twelve months ended December 31, 2023 and January 1, 2023, respectively, of allocated charges from J&J based on percentage attribution related to J&J employees providing services to the Company. No allocations were made subsequent to the fiscal three months ended July 2, 2023, during which Kenvue became a fully independent company.

The Company’s unrecognized stock-based compensation expense and the related weighted-average remaining requisite service periods for stock options, RSUs, and PSUs outstanding as of December 29, 2024 were as follows:

(Dollars in Millions)
Stock Options	December 29, 2024
Unrecognized stock-based compensation expense	$59
Weighted-average remaining requisite service period	1.30 years
RSUs
Unrecognized stock-based compensation expense	$118
Weighted-average remaining requisite service period	1.41 years
PSUs(1)
Unrecognized stock-based compensation expense	$35
Weighted-average remaining requisite service period	1.96 years
(1) Unrecognized stock-based compensation expense for the Performance PSUs (as defined in “—Restricted Stock Units and Performance Stock Units” below) is calculated based on the Company’s best estimate of achievement of the specified performance metrics.

Stock Options

Under the Kenvue 2023 Plan, Kenvue grants stock options which expire 10 years from the grant date and vest over service periods that range from six months to four years. All stock options are granted using the closing price of Kenvue common stock on the New York Stock Exchange on the grant date.

The grant date fair value of each stock option granted is estimated on the grant date using the Black-Scholes option valuation model. The weighted-average assumptions used in calculating the grant date fair value of stock options granted during the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023, were as follows:

	Fiscal Twelve Months Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Expected volatility(1)	21.3%	20.8%	18.0%
Expected dividend yield(2)	3.9%	3.5%	2.7%
Risk-free rate(3)	4.1%	4.5%	2.0%
Expected term(4)	6 years	6 years	7 years
(1) For awards granted under the Kenvue 2023 Plan, expected volatility is based on the six-year historical volatility of a selected group of the Company’s peers and other factors. For stock options granted under the J&J Plans, expected volatility was based on a blended rate of 10-year weekly historical overall volatility rate and a five-week average implied volatility rate based on at-the-money traded J&J stock options with a contractual term of two years.
(2) For stock options granted under the Kenvue 2023 Plan, expected dividend yield is calculated using the assumed dividend payout per common share as a percentage of the average Kenvue common share price for the prior three-month period, which is then annualized. For stock options granted under the J&J Plans, expected dividend yield was calculated using the assumed dividend payout per common share as a percentage of the spot J&J common share price as of the grant date.
(3) Risk-free rate is based on the U.S. Treasury yield curve in effect as of the grant date for stock options granted under both the Kenvue 2023 Plan and the J&J Plans.
(4) For stock options granted under the Kenvue 2023 Plan during the fiscal twelve months ended December 29, 2024, expected term is calculated as the average of the vesting periods and the contractual terms of the stock options given the lack of trading history of Kenvue common stock as of the time of valuation. For stock options granted under the Kenvue 2023 Plan during the fiscal twelve months ended December 31, 2023, expected term was consistent with the historical experiences of J&J for awards similar to those in the Kenvue population. For stock options granted under the J&J Plans, expected term was calculated based on J&J’s historical data.

A summary of stock option activity under the Kenvue 2023 Plan during the fiscal twelve months ended December 29, 2024 is presented below:

				Aggregate Intrinsic Value
(Options in Thousands)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	(Dollars in Millions)
Options outstanding as of December 31, 2023	64,188	$20.60	7.2 years	$83
Options granted	13,565	19.01
Options exercised	(5,530)	18.30
Options canceled/forfeited	(5,338)	21.27
Options outstanding as of December 29, 2024	66,885	$20.42	6.9 years	$95

Options exercisable as of December 29, 2024	29,100	$19.94	5.0 years	$54

The weighted-average grant date fair value of stock options granted was $3.17, $3.82, and $23.23 in the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively. The total intrinsic value of stock options exercised was $21 million, $96 million, and $64 million in the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively. Cash proceeds received from the exercise of stock options was $95 million in the fiscal twelve months ended December 29, 2024. The tax benefit associated with cash proceeds received from the exercise of stock options in the fiscal twelve months ended December 29, 2024 was $4 million.

Restricted Stock Units and Performance Stock Units

Restricted Stock Units

Under the Kenvue 2023 Plan, Kenvue grants RSUs which vest over service periods that range from one year to three years. All RSUs granted have forfeitable dividend participation rights during the vesting period. Under the Kenvue 2023 Plan, Kenvue grants insignificant RSUs to non-employee directors which vest, but are not issued, immediately upon grant. For awards granted under the J&J Plans, the grant date fair value of RSUs granted was equivalent to the fair market value on the grant date, discounted by the expected dividend yield, as the RSUs did not have dividend participation rights during the vesting period.

Performance Stock Units

Beginning in the fiscal twelve months ended December 29, 2024, under the Kenvue Plan, the Company grants PSUs with both performance vesting conditions and market-based vesting conditions. The Performance PSUs are paid in shares of Kenvue’s common stock after the end of a three-year performance period. The Performance PSUs have forfeitable dividend participation rights during the vesting period. The vesting of Performance PSUs is tied to the completion of a three-year service period and the achievement, over a three-year period, of specified performance metrics as well as the relative total shareholder return for Kenvue common stock. The number of shares earned at the end of the three-year performance period will vary, based on actual performance, from 0% to 200% of the target number of Performance PSUs granted.

The grant date fair value of each Performance PSU granted, inclusive of the fair value associated with the achievement of the specified performance metrics and the relative total shareholder return goal, is estimated on the grant date using the Monte Carlo valuation model. The weighted-average assumptions used in calculating the fair value of Performance PSUs granted during the fiscal twelve months ended December 29, 2024 were as follows:

Fiscal Twelve Months Ended
December 29, 2024
Expected volatility(1)	21.3%
Risk-free rate(2)	4.3%
(1) Expected volatility is based on the historical volatility of a selected group of the Company’s peers and other factors over the prior three fiscal years.
(2) Risk-free rate is based on the U.S. Treasury yield curve in effect as of the grant date for Performance PSUs granted.

Under the Kenvue Plan, the Company granted PSUs with only market-based vesting conditions during the fiscal twelve months ended December 31, 2023 (the “Market PSUs”). The Market PSUs are paid in shares of Kenvue’s common stock after the end of a three-year performance period. The vesting of Market PSUs is tied to the completion of service periods that range from one year to three years and the achievement, over a three-year period, of relative total shareholder return for Kenvue common stock. The number of shares earned at the end of the three-year period will vary, based on actual performance, from 0% to 200% of the target number of Market PSUs granted. The grant date fair value of each Market PSU granted, inclusive of the fair value associated with the relative total shareholder return goal, was estimated on the grant date using the Monte Carlo valuation model.

Under the J&J Plans, J&J granted PSUs, which were paid in shares of J&J common stock after the end of a three-year performance period. The vesting of these PSUs was tied to the completion of service periods that ranged from six months to three years and the achievement, over a three-year period, of two equally-weighted goals that directly aligned with or helped drive long-term J&J shareholder return: adjusted operational earnings per share and relative total shareholder return. The number of shares earned at the end of the three-year period varied, based on actual performance, from 0% to 200% of the target number of PSUs granted. The grant date fair value for the net income per share goal of each PSU was estimated on the grant date using the fair market value of J&J shares at the grant date, discounted by the expected dividend yield, as the PSUs did not have dividend participation rights during the vesting period, and the fair value for the relative total shareholder return of each PSU was estimated on the grant date using the Monte Carlo valuation model. As discussed in “—J&J Plans and Conversion of J&J Awards” above, the PSUs granted under the J&J Plans were replaced with Kenvue RSU awards, and as such, there are none outstanding as of December 29, 2024.

Restricted Stock Unit and Performance Stock Unit Activity

A summary of unvested RSU and PSU activity under the Kenvue 2023 Plan during the fiscal twelve months ended December 29, 2024 is presented below:

(Shares in Thousands)	Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value	Outstanding Performance Stock Units	Weighted-Average Grant Date Fair Value
Shares as of December 31, 2023	13,298	$22.49	1,630	$23.58
Granted	8,082	19.10	1,227	18.61
Issued	(5,540)	22.64	(1)	23.22
Canceled/forfeited	(2,207)	20.74	(181)	22.15
Shares as of December 29, 2024	13,633	$20.77	$2,675	$21.43

The weighted-average grant date fair value of RSUs granted was $20.37 and $153.69 in the fiscal twelve months ended December 31, 2023, and January 1, 2023, respectively. The aggregate fair value of RSUs issued was $1 million and $44 million in the fiscal twelve months ended December 31, 2023 and January 1, 2023, respectively.

The weighted-average grant date fair value of PSUs granted was $23.57 and $178.45 in the fiscal twelve months ended December 31, 2023 and January 1, 2023, respectively. The aggregate fair value of PSUs issued was $0 million and $4 million in the fiscal twelve months ended December 31, 2023 and January 1, 2023, respectively.

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

Cost Allocations from J&J Prior to Kenvue IPO

Prior to the Kenvue IPO, J&J provided significant support functions to the Company. The Consolidated Financial Statements reflect an allocation of these costs. Similarly, certain of the Company’s operations provided support to J&J’s affiliates and related costs for support were charged to J&J’s affiliates. Allocated costs included in Cost of sales in the Consolidated Statements of Operations related to enterprise-wide support primarily consisting of facilities, insurance, logistics, quality, and compliance, which were predominantly allocated based on Net sales. Allocated costs included in Selling, general, and administrative expenses primarily related to finance, human resources, benefits administration, procurement support, information technology, legal, corporate strategy, corporate governance, other professional services, and general commercial support functions, and were predominantly allocated based on Net sales or headcount. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Basis of Presentation.”

Prior to Kenvue becoming a fully independent company, the allocations (excluding stock-based compensation expense), net of costs charged to J&J’s affiliates reflected in the Consolidated Statements of Operations for the fiscal twelve months ended December 31, 2023 and January 1, 2023 were as follows:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 31, 2023	January 1, 2023
Cost of sales	$25	$149
Selling, general, and administrative expenses	120	679
Total costs allocated	$145	$828

Management believes these cost allocations are a reasonable reflection of the utilization of services provided to, or the benefit derived by, the Company during the periods presented. The allocations may not, however, be indicative of the actual expenses that would have been incurred had the Company operated as a standalone public company. Actual costs that may have been incurred if the Company had been a standalone public company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by the Company’s employees, and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology, and infrastructure. No allocations were made subsequent to the fiscal three months ended July 2, 2023, during which Kenvue became a fully independent company.

Net Transfers to J&J

Net transfers to J&J are included in Net Investment from J&J in the Consolidated Statements of Stockholders' Equity and within financing activities in the Consolidated Statements of Cash Flows and represent the net effect of transactions between the Company and J&J. No transactions were recorded in Net transfers to J&J subsequent to the fiscal three months ended July 2, 2023, during which Kenvue became a fully independent company.

The components of Net transfers to J&J for the fiscal twelve months ended December 31, 2023 and January 1, 2023 were as follows:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 31, 2023	January 1, 2023
Cash pooling and general financing activities	$(446)	$(2,568)
Corporate cost allocations	145	828
Taxes deemed settled with J&J	27	78
Allocated derivative and hedging gains	—	65
Net transfers to J&J as reflected in the Consolidated Statements of Cash Flows	$(274)	$(1,597)
Other(1)	(34)	(153)
Net transfers to J&J as reflected in the Consolidated Statements of Stockholders' Equity	$(308)	$(1,750)
(1) Other primarily relates to the impact of the change in accounting principle for Global Intangible Low-Tax Income (“GILTI”) in the fiscal twelve months ended December 31, 2023 and January 1, 2023.

Transactions with J&J, Including the Separation Agreement

In connection with the Separation, Kenvue entered into various agreements with J&J, including the Separation Agreement. In connection with the terms of the Separation Agreement, certain assets and liabilities included on the pre-Separation balance sheet were retained by J&J and certain assets and liabilities not included on the pre-Separation balance sheet were transferred to Kenvue. Separation-related adjustments have been recognized in Net investment from J&J, the net impact of which resulted in an increase in net assets and total equity by $91 million for the fiscal twelve months ended December 31, 2023. The impact on net assets primarily represents 1) recognition of balances with J&J including indemnification matters, 2) changes to income tax assets and liabilities as a result of change in the basis of presentation, 3) contribution of certain liabilities including pension and employee-related obligations from J&J, 4) the retention of assets and liabilities by J&J of certain Deferred Local Businesses (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Variable Interest Entities and Net Economic Benefit Arrangements”), and 5) other assets and liability transfers between Kenvue and J&J in connection with the Separation.

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

In connection with the Kenvue IPO, J&J and Kenvue also entered into various other material agreements. These agreements were entered into on May 3, 2023, unless otherwise indicated, and consist of the following:

•a tax matters agreement (the “Tax Matters Agreement”), which governs J&J’s and Kenvue’s respective rights, responsibilities, and obligations with respect to all tax matters, including tax liabilities, tax attributes, tax contests, and tax returns (See “—Tax Indemnification” below);
•an employee matters agreement (the “Employee Matters Agreement”), which addresses certain employment, compensation, and benefits matters, including the allocation and treatment of certain assets and liabilities relating to Kenvue’s employees and compensation and benefit plans and programs in which Kenvue’s employees participate prior to the date of the Distribution;
•an intellectual property agreement, which governs J&J’s and Kenvue’s respective rights, responsibilities, and obligations with respect to intellectual property matters, excluding certain intellectual property matters with respect to trademarks;
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

The Company had the following balances and transactions with J&J and its affiliates, primarily in connection with the Tax Matters Agreement, Transition Services Agreement, and the Transition Manufacturing Agreement, reported in the Consolidated Financial Statements:

(Dollars in Millions)	December 29, 2024	December 31, 2023
Prepaid expenses and other receivables	$109	$213
Accounts payable and Accrued liabilities	$270	$486
Other assets	$78	$87
Other liabilities	$143	$153

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 29, 2024	December 31, 2023
Cost of sales	$203	$148
Selling, general, and administrative expenses	$203	$189

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

The Company recorded a net liability totaling approximately $104 million and $168 million for income and non-income indemnification tax payables and refunds, unrecognized tax benefits, and associated interest due to J&J as Prepaid expenses and other receivables and Accrued liabilities for current assets and current liabilities, respectively, and to Other assets and Other liabilities for non-current assets and non-current liabilities, respectively, on the Consolidated Balance Sheets as of December 29, 2024 and December 31, 2023, respectively.

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

13. Other Operating Expense (Income), Net and Other Expense, Net

Other operating expense (income), net for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023 consisted of:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 29, 2024	December 31, 2023	January 1, 2023
Litigation expense (income)	$4	$26	$(7)
Royalty income	(34)	(35)	(39)
Loss (gain) on disposal of fixed assets	6	(9)	8
Impact of Deferred Markets(1)	59	28	—
Contingent liability reversal(2)	—	(45)	—
Other(3)	(9)	25	3
Total Other operating expense (income), net	$26	$(10)	$(35)
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
(3) Other consists primarily of other miscellaneous operating (income) expenses for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023. Other also includes the impact of foreign derivative contracts for the fiscal twelve months ended December 31, 2023.

Other expense, net for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023 consisted of:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 29, 2024	December 31, 2023	January 1, 2023
Currency losses on transactions	$1	$58	$42
Losses (gains) on investments	72	7	(1)
Tax indemnification release(1)	(21)	—	—
Other(2)	(4)	7	(3)
Total other expense, net	$48	$72	$38
(1) Includes the release of tax indemnification reserves that were no longer considered to be probable.
(2) Other consists primarily of net periodic benefit costs other than service cost components and miscellaneous non-operating (income) expenses.

14. Income Taxes

For the purposes of the Consolidated Financial Statements, income taxes and related income tax accounts have been calculated using the separate return method as if the Company filed income tax returns on a standalone basis for the fiscal twelve months ended December 31, 2023 and January 1, 2023. Prior to the Kenvue IPO, the Company’s operations were calculated on a carve-out basis and included certain hypothetical foreign tax credit benefits. Following the Kenvue IPO, these hypothetical foreign tax credit benefits are not available for future utilization by the Company and were removed from the tax provision. Furthermore, the Company operated as part of J&J until the completion of the Exchange Offer on August 23, 2023, and therefore the Company was included in J&J’s U.S. Federal consolidated income tax return until that date. The Company filed a standalone U.S. Federal consolidated income tax return and a standalone return in most other jurisdictions in which it operates for the remainder of fiscal year 2023 and will continue to file a standalone return for all fiscal years thereafter. Certain current income tax liabilities related to the Company’s activities included in J&J’s income tax returns were assumed to be immediately settled with J&J through the Net Investment from J&J or Additional paid-in capital accounts on the Consolidated Balance Sheets and reflected in the Consolidated Statements of Cash Flows as a financing activity for the fiscal twelve months ended December 31, 2023 and January 1, 2023. Following the Exchange Offer, the Company’s operating footprint, as well as tax return elections and assertions, are different, and therefore, the Company’s income taxes, as presented in the Consolidated Financial Statements, may differ in future periods.

The Provision for taxes on income for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023 consisted of:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 29, 2024	December 31, 2023	January 1, 2023
Current:
U.S. taxes	$287	$266	$75
International taxes	383	374	318
Total current taxes	670	640	393
Deferred:
U.S. taxes	(178)	(39)	228
International taxes	(107)	(75)	(48)
Total deferred taxes	(285)	(114)	180
Provision for taxes	$385	$526	$573

A comparison of the Provision for taxes at the U.S. statutory rate of 21% in the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023, to the Company’s effective tax rate is as follows:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 29, 2024	December 31, 2023	January 1, 2023
U.S.	$352	$825	$1,238
International	1,063	1,365	1,399
Income before taxes	$1,415	$2,190	$2,637
Tax rates:
U.S. statutory rate	21.0%	21.0%	21.0%
U.S. taxes on international income(1)	2.8	(1.5)	(2.9)
International operations(2)	2.8	0.8	(1.6)
State	(0.4)	2.0	3.1
Change in valuation allowance	1.0	2.5	2.2
Tax shortfall (windfall) on stock-based compensation	0.5	(0.5)	(0.2)
All other	(0.5)	(0.3)	0.1
Effective tax rate	27.2%	24.0%	21.7%
(1) Includes the impact of the tax on GILTI and other foreign income that is taxable under the U.S. tax code as well as tax implications of repatriating foreign earnings.
(2) International operations reflect the impacts of operations in jurisdictions with statutory tax rates different than the U.S. For each of the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023, the Company had operations in Singapore under various tax incentives. The Company’s largest international operations are in Canada, China, Japan, Singapore, and Switzerland. The amounts for the fiscal twelve months ended December 29, 2024 and December 31, 2023 include a $4 million net increase in uncertain tax benefits and a $46 million net reduction in uncertain tax benefits, respectively.

The worldwide effective income tax rates for the fiscal twelve months ended December 29, 2024 was 27.2% and is higher than the U.S. corporate tax rate primarily due to the following:

•U.S. taxes on foreign inclusions are driven by reduced foreign tax credit utilization, as well as unfavorable return-to-provision adjustments, which was primarily driven by non-deductible expenses. This increase from the statutory tax rate was partially offset by the impairment to the Dr.Ci:Labo® skin health business and the corresponding reversal of a deferred tax liability at the higher Japanese tax rate, the remeasurement of the state deferred tax liability as a result of a change in the Company’s state tax rate, and regional cash planning resulting in a partial release of a valuation allowance.

The worldwide effective income tax rates for the fiscal twelve months ended December 31, 2023 was 24.0% and is higher than the U.S. corporate tax rate primarily due to the following:

•The issuance of debt in the fiscal three months ended April 2, 2023 resulted in an increase in annual interest expense and reduced the Company’s capacity to utilize foreign tax credits against U.S. foreign source income. This resulted in an increase in the valuation allowance for foreign tax credits related to earnings that are not indefinitely reinvested, as well as state and local income taxes. These items are partially offset by reductions in unrecognized tax benefits in certain foreign jurisdictions reflected in international operations within the rate reconciliation, as well as the recapture of an overall domestic loss allowing the Company to claim additional U.S. foreign tax credit benefits against the Company's U.S. tax on foreign earnings. The additional U.S. foreign tax credit benefit is reflected in U.S. taxes on international income within the rate reconciliation.

The worldwide effective income tax rates for the fiscal twelve months ended January 1, 2023 was 21.7% and is higher than the U.S. corporate tax rate primarily due to the following:

•The overall domestic loss from the fiscal twelve months ended January 2, 2022 is being recaptured in the United States in the fiscal twelve months ended January 1, 2023, thereby allowing the Company to claim additional U.S. foreign tax credits against the Company’s U.S. tax on foreign earnings. The additional U.S. foreign tax credit benefit is reflected in U.S. taxes on international income within the rate reconciliation. This benefit is offset by state taxes on current U.S. income and valuation allowances on state net operating loss carryforwards.

The increase in the worldwide effective income tax rate for the fiscal twelve months ended December 29, 2024 as compared to the fiscal twelve months ended December 31, 2023 was primarily the result of fewer releases of uncertain tax positions due to the expiration of certain statutes of limitations and reduced tax benefits derived from the Separation as compared to the fiscal twelve months ended December 31, 2023, unfavorable return-to-provision adjustments and shortfall on stock-based compensation recorded during the fiscal twelve months ended December 29, 2024, as well as changes to the jurisdictional mix of income. These increases were offset by the impairment to the Dr.Ci:Labo® skin health business and the corresponding reversal of a deferred tax liability, the remeasurement of the state deferred tax liability as a result of a change in the Company’s state tax rate, and a partial release of a valuation allowance.

The increase in the worldwide effective income tax rate for the fiscal twelve months ended December 31, 2023 as compared to the fiscal twelve months ended January 1, 2023 was primarily the result of higher U.S. taxes on foreign income. With the issuance of debt in the fiscal three months ended April 2, 2023, the resulting increase in annual interest expense reduced the Company’s capacity to utilize foreign tax credits against U.S. foreign source income. As a result, the Company recorded a $52 million valuation allowance against a deferred tax asset related to anticipated foreign tax credit benefits. Furthermore, the recapture of an overall domestic loss allowing the Company to claim additional U.S. foreign tax credit benefits against the Company's U.S. tax on foreign earnings only existed through the Kenvue IPO date during the fiscal twelve months ended December 31, 2023 in comparison to the entire fiscal twelve months ended January 1, 2023. The tax rate was further increased by international operations as result of earnings mix changes, tax leakage on repatriation of foreign earnings from lower tier subsidiaries, and return-to-provision adjustments offset by reductions in unrecognized tax benefits.

Temporary differences and carryforwards as of December 29, 2024 and December 31, 2023 were as follows:

	December 29, 2024		December 31, 2023
(Dollars in Millions)	Asset	Liability	Asset	Liability
Employee-related obligations	$18	$—	$29	$—
Stock-based compensation	70	—	57	—
Depreciation of property, plant, and equipment	2	—	—	(44)
Goodwill and intangibles	—	(2,434)	—	(2,752)
Reserves and liabilities	110	—	114	—
Net operating loss (“NOL”) and tax credit carryforward	122	—	86	—
Undistributed foreign earnings	78	(103)	49	(117)
Miscellaneous international	66	—	123	—
Research and development capitalized for tax	94	—	52	—
Miscellaneous U.S.	—	(11)	15	—
Subtotal	560	(2,548)	525	(2,913)
Valuation allowance	(89)	—	(75)	—
Total deferred income taxes	$471	$(2,548)	$450	$(2,913)

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

The Company has recognized $64 million and $49 million of deferred tax assets related to U.S. state and foreign NOL carryforwards and $58 million and $37 million of deferred tax assets related to U.S. federal and state, and foreign tax credit carryforwards as of December 29, 2024 and December 31, 2023, respectively. Foreign NOLs expire over various years based on local laws; however, if unused, the majority of foreign NOL carryforwards will expire between 2025 through 2034. Existing Federal tax credit carryforwards will expire between 2034 and 2044. U.S. state NOLs generally expire between 2034 and 2044. Tax credit carryforwards of the Company’s Puerto Rico subsidiary do not expire. The Company assessed NOLs, tax credit carryforwards, and other deferred tax assets for realizability and, based upon all available evidence, recorded valuation allowances against deferred tax assets on a “more likely than not” standard. As of December 29, 2024, December 31, 2023, and January 1, 2023, valuation allowances of $89 million, $75 million, and $250 million have been recorded against certain NOLs and foreign tax credit carryforwards respectively. The Company recognized a net change in valuation allowance of $14 million, $(175) million, and $64 million in the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023 respectively. For the fiscal twelve months ended December 29, 2024, the net change was primarily related to an increase in foreign NOL carryforwards that the Company does not expect to utilize in future periods and a release of a valuation allowance on the Company’s foreign tax credit carryforwards.

The Company has recorded deferred tax liabilities on all undistributed earnings of its international subsidiaries through the fiscal twelve months ended December 31, 2017 and certain undistributed earnings arising after the fiscal twelve months ended December 31, 2017. For all other undistributed earnings from the Company’s subsidiaries organized outside the United States, the Company has not recorded deferred taxes where the earnings are indefinitely reinvested. The Company intends to continue to reinvest these earnings in those international operations. If the Company decides at a later date to repatriate these earnings to the United States, the Company would be required to provide for the net tax effects on these amounts. The Company estimates that the tax effect of this repatriation would be approximately $116 million under currently enacted tax laws and regulations and at current currency exchange rates.

The following table summarizes the activity related to unrecognized tax benefits for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 29, 2024	December 31, 2023	January 1, 2023
Beginning of fiscal year	$185	$437	$469
Increases related to current year tax positions	21	26	32
Increases related to prior period tax positions	—	3	7
Decreases related to prior period tax positions	(11)	(19)	(49)
Settlements	—	—	(5)
Lapse of statute of limitations	(19)	(42)	(17)
Net decreases related to the Separation	—	(220)	—
End of fiscal year	$176	$185	$437

As of December 29, 2024, the Company had unrecognized tax benefits of $176 million. If recognized, $161 million would affect the Company’s annual effective tax rate. Pursuant to the Tax Matters Agreement between J&J and the Company, certain liabilities for unrecognized tax benefits have been reduced during the fiscal twelve months ended December 31, 2023 to reflect the fact that the liabilities are retained by J&J, including with respect to the U.S. federal income tax, or have been reclassified as indemnification payables to J&J where the liabilities relate to the Company for periods prior to the Kenvue IPO. The Company conducts business and files tax returns in numerous countries. With respect to the United States, per the Tax Matters Agreement between J&J and the Company, J&J remains liable for all liabilities related to the final settlement of any U.S. federal income tax audits in which the Company is part of J&J’s federal consolidated tax return. The Company has therefore reduced its unrecognized tax benefits for U.S. federal uncertain tax positions as reflected in the table above under Net decreases related to the Separation during the fiscal twelve months ended December 31, 2023. In other major jurisdictions where the Company conducts business, the years that are under tax audit or remain open to tax audits range from 2014 and forward. The Company believes it is possible that certain tax audits in major jurisdictions where the Company conducts business outside of the United States may be completed over the next 12 months by their respective taxing authorities. However, the Company is not able to provide a reasonably reliable estimate of the timing of any future tax payments or the amount of possible changes to the total unrecognized tax benefits associated with any audit closures or other events.

The Company classifies liabilities for unrecognized tax benefits and related interest and penalties as long-term liabilities on the Consolidated Balance Sheets. Interest expense and penalties related to unrecognized tax benefits are classified as Provision for taxes in the Consolidated Statements of Operations. The Company recognized after-tax interest expense (benefit) of $5 million, $(8) million, and $13 million in the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively. The total amount of accrued interest was $23 million and $19 million as of December 29, 2024 and December 31, 2023, respectively.

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 (“IRA”), which, among other things, introduced a 15% minimum tax based on adjusted financial statement income of certain large corporations with a three-year average adjusted financial statement income in excess of $1 billion, an excise tax on corporate stock buybacks, and several tax incentives to promote clean energy. Based on the Company’s current analysis, as well as recently published guidance by the U.S. Treasury and by the Internal Revenue Service, the IRA did not have a significant impact on the Consolidated Financial Statements. The Company will continue to evaluate the impact of this law as additional guidance and clarification become available.

The Company has included the impact of enacted legislation related to the Organization for Economic Co-operation Development’s (“OECD”) Pillar Two Inclusive Framework in its provision for taxes beginning in the current fiscal year. While the impact of currently enacted laws for Pillar Two is not significant, it is possible that further OECD implementation guidance, or legislation in countries in which the Company operates, could have a material effect on the Company’s provision for taxes in the future.

15. Net Income Per Share

The Company had 1,924,976,532 shares of common stock issued and 1,913,768,088 shares of common stock outstanding as of December 29, 2024. Prior to the completion of the Kenvue IPO, the Company had 1,716,160,000 shares of common stock outstanding, of which 1,716,159,990 shares were issued to J&J through a subscription agreement in May 2023. On May 8, 2023, the Kenvue IPO was completed through the sale of 198,734,444 shares of common stock, including the underwriters’ full exercise of their option to purchase 25,921,884 shares to cover over-allotments. For all periods prior to the Kenvue IPO, the shares issued through the subscription agreement are being treated akin to shares attributable to a stock split and, as a result, are being retrospectively presented for all of the periods.

Diluted net income per share is computed by giving effect to all potentially dilutive equity instruments or equity-based awards that are outstanding during the period. The Company had 52,113,910 and 44,745,842 shares during the fiscal twelve months ended December 29, 2024 and December 31, 2023, respectively, that were determined to be anti-dilutive under the treasury stock method and therefore were excluded from the diluted net income per share calculation. For both the fiscal twelve months ended December 29, 2024 and December 31, 2023, the majority of anti-dilutive shares related to stock options. There were no equity-based awards of the Company outstanding prior to the Kenvue IPO and no dilutive equity instruments of the Company outstanding prior to the Exchange Offer.

Net income per share for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023 was calculated as follows:

	Fiscal Twelve Months Ended
(In Millions, Except Per Share Data)	December 29, 2024	December 31, 2023	January 1, 2023
Net income	$1,030	$1,664	$2,064

Basic weighted-average number of shares outstanding	1,915	1,846	1,716
Diluted effects of stock-based awards	8	4	—
Diluted weighted-average number of shares outstanding	1,923	1,850	1,716

Net income per share:
Basic	$0.54	$0.90	$1.20
Diluted	$0.54	$0.90	$1.20

Share Repurchase Program

During the fiscal three months ended October 1, 2023, the Company’s Board authorized a share repurchase program, under which the Company is authorized to repurchase up to 27,000,000 shares of its outstanding common stock in open market or privately negotiated transactions. The program has no expiration date and may be suspended or discontinued at any time. The intent of this repurchase program is to offset dilution from the vesting or exercise of equity-based awards under the Kenvue 2023 Plan. The Company repurchased 10,858,444 shares of outstanding common stock for $235 million under the program during the fiscal twelve months ended December 29, 2024.

16. Fair Value Measurements

Fair value measurements are estimated based on valuations techniques and inputs categorized as follows:

•Level 1—Quoted prices in active markets for identical assets or liabilities
•Level 2—Significant other observable inputs
•Level 3—Significant unobservable inputs

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 29, 2024 and December 31, 2023:

	December 29, 2024				December 31, 2023
(Dollars in Millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Forward foreign exchange contracts	$81	$—	$81	$—	$63	$—	$63	$—
Cross currency swap contracts	71	—	71	—	—	—	—	—
Total assets	$152	$—	$152	$—	$63	$—	$63	$—
Liabilities:
Forward foreign exchange contracts	$(76)	$—	$(76)	$—	$(50)	$—	$(50)	$—
Cross currency swap contracts	(1)	—	(1)	—	(25)	—	(25)	—
Total liabilities	$(77)	$—	$(77)	$—	$(75)	$—	$(75)	$—
Net amount presented in Prepaid expenses and other receivables:	$52	$—	$52	$—	$18	$—	$18	$—
Net amount presented in Accounts payable:	$(13)	$—	$(13)	$—	$(30)	$—	$(30)	$—
Net amount presented in Other assets:	$36	$—	$36	$—	$—	$—	$—	$—

As of December 29, 2024 and December 31, 2023, cash equivalents were $118 million and $329 million, respectively, which were primarily comprised of time deposits and money market funds.

The carrying amount of Cash and cash equivalents, Trade receivables, Prepaid expenses and other receivables, and Loans and notes payable approximated fair value as of December 29, 2024 and December 31, 2023. The fair value of forward foreign exchange contracts is the aggregation by currency of all future cash flows discounted to its present value at the prevailing market interest rates and subsequently converted to the U.S. dollar at the current spot foreign exchange rate. The cross currency swap contracts are recorded at fair value that is derived from observable market data, including foreign exchange rates and yield curves.

The fair value of the Company’s derivative assets is included in Prepaid expenses and other receivables and Other assets on the Consolidated Balance Sheets. The fair value of the Company’s derivative liabilities is included in Accounts payable on the Consolidated Balance Sheets.

There were no transfers between Level 1, Level 2, or Level 3 during the fiscal twelve months ended December 29, 2024 and the fiscal twelve months ended December 31, 2023.

The following table sets forth the notional amounts of the Company’s outstanding derivative instruments as of December 29, 2024 and December 31, 2023:

	December 29, 2024			December 31, 2023
(Dollars in Millions)	Forward foreign exchange contracts	Cross currency swap contracts	Total notional amount	Forward foreign exchange contracts	Cross currency swap contracts	Total notional amount
Cash flow hedges	$3,570	$—	$3,570	$3,522	$—	$3,522
Fair value hedges	$30	$—	$30	$—	$—	$—
Net investment hedges	$—	$1,900	$1,900	$—	$500	$500
Undesignated hedging instruments	$574	$—	$574	$588	$—	$588

Cash Flow Hedges

For the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $(23) million, $38 million, and $10 million, respectively, related to its cash flow hedge portfolio.

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

Since 2022, the Company has entered into forward foreign exchange contracts to hedge a portion of forecasted cash flows denominated in foreign currency. The terms of these contracts are generally no longer than 12 to 18 months. These contracts are designated as cash flow hedging relationships at the date of contract inception, in accordance with the appropriate accounting guidance. At inception, all designated hedging relationships are expected to be highly effective. These contracts are accounted for using the forward method, and all gains/losses associated with these contracts are recorded in Other comprehensive (loss) income. The Company reclassifies the gains and losses related to these contracts at the time the inventory is sold to the customer into Net sales or Cost of sales and Other expense, net in the Consolidated Statements of Operations, as applicable.

The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transactional exposure is 18 months. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the gains and losses recognized on forward foreign exchange contracts designated as cash flow hedges within Other comprehensive (loss) income and the gains and losses reclassified into earnings for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 29, 2024	December 31, 2023	January 1, 2023
Gain recognized in Other comprehensive (loss) income	$5	$18	$11
Gain (loss) reclassified from Other comprehensive (loss) income into earnings	$13	$28	$(2)

The following tables present a summary of the gains and losses reclassified from Other comprehensive (loss) income into earnings related to the forward foreign exchange contracts for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023:

	Fiscal Twelve Months Ended
	December 29, 2024
(Dollars in Millions)	Net sales	Cost of sales	Other expense, net
(Loss) gain reclassified from Other comprehensive (loss) income into earnings	$(1)	$15	$(1)

	Fiscal Twelve Months Ended
	December 31, 2023
(Dollars in Millions)	Net sales	Cost of sales	Other expense, net
Gain (loss) reclassified from Other comprehensive (loss) income into earnings	$1	$30	$(3)

	Fiscal Twelve Months Ended
	January 1, 2023
(Dollars in Millions)	Net sales	Cost of sales	Other expense, net
Gain reclassified from Other comprehensive (loss) income into earnings	$21	$12	$30

Forward Starting Interest Rate Swaps

Beginning in the fiscal three months ended January 1, 2023, the Company entered into forward starting interest rate swaps in contemplation of securing long-term financing for the Separation or for other long-term financing purposes in the event the Separation did not occur. The Company designated these derivatives as cash flow hedges to reduce future interest rate exposure related to changes in the benchmark interest rate on forecasted 5-year, 10-year, and 30-year bonds that the Company issued in 2023. During the fiscal twelve months ended December 31, 2023, the Company recorded a gain of $48 million in Accumulated other comprehensive loss, of which $38 million was related to the settlement of its forward starting interest rate swaps upon the issuance of the forecasted debt. The $38 million gain in Accumulated other comprehensive loss will be amortized and recorded in Interest expense, net in the Consolidated Statements of Operations over the life of the 5-year, 10-year, and 30-year bonds. For the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023, the amounts reclassified from Other comprehensive (loss) income to the Consolidated Statements of Operations were not significant.

Fair Value Hedges

Forward Foreign Exchange Contracts

Beginning in the fiscal three months ended March 31, 2024, the Company entered into forward foreign exchange contracts to hedge against the risk of changes in the fair value of foreign-denominated intercompany debt attributable to foreign exchange rate fluctuations. These contracts are designated as fair value hedging relationships at the date of contract inception in accordance with the appropriate accounting guidance. At inception, all designated fair value hedging relationships are expected to be highly effective. The contracts are accounted for using the spot method with changes in the fair value of the contract attributable to the changes in spot rates recorded within Other expense, net in the Consolidated Statements of Operations. The Company has elected to exclude the changes in the fair value attributable to the difference between the spot price and the forward price, as well as any cross currency basis spread, from the assessment of hedge effectiveness (the “Excluded Components”). The Excluded Components are excluded from the assessment of the hedge effectiveness. The value of the Excluded Components was not significant to the Consolidated Financial Statements in the current period. The changes in fair value attributable to the Excluded Components are recorded in Accumulated other comprehensive loss and are recognized in Other expense, net in the Consolidated Statements of Operations on a systematic and rational basis over the life of the hedging instrument.

Net Investment Hedges

Forward Foreign Exchange Contracts

Beginning in the fiscal three months ended July 2, 2023, the Company entered into forward foreign exchange contracts to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The Company designated these forward foreign exchange contracts as a net investment hedge to sell foreign currency (denominated in the local currency of the affiliate) at specified forward rates. These contracts were accounted for using the spot method with changes in the fair value of the contracts attributable to changes in spot rates recorded within CTA as a component of Other comprehensive (loss) income. The Company elected to exclude the changes in the fair value attributable to time value (the “Excluded Net Investment Hedge Components on Forward Foreign Exchange Contracts”) from the assessment of the hedge effectiveness. The changes in fair value attributable to the Excluded Net Investment Hedge Components on Forward Foreign Exchange Contracts were initially recorded within CTA as a component of Other comprehensive (loss) income and were recognized into Other expense, net in the Consolidated Statements of Operations ratably over the life of the contract. The forward foreign exchange contracts designated as a net investment hedge were settled during the fiscal three months ended October 1, 2023.

Cross Currency Swap Contracts

Beginning in the fiscal three months ended December 31, 2023, the Company entered into cross currency swap contracts to hedge exposure in foreign subsidiaries with local functional currencies. These contracts are designated as net investment hedges at the date of contract inception in accordance with the appropriate accounting guidance. These contracts are accounted for using the spot method with changes in the fair value of the contracts attributable to changes in spot rates recorded within CTA as a component of Other comprehensive (loss) income and will remain there until the hedged net investments are sold or substantially liquidated. The Company has elected to exclude the changes in the fair value attributable to time value and spot-forward rate differences (the “Excluded Net Investment Hedge Components on Cross Currency Swap Contracts”) from the assessment of the hedge effectiveness. The value of the Excluded Net Investment Hedge Components on Cross Currency Swap Contracts was not significant to the Consolidated Financial Statements in the current period. The changes in fair value attributable to the Excluded Net Investment Hedge Components on Cross Currency Swap Contracts are recognized into Interest expense, net in the Consolidated Statements of Operations on a systematic and rational basis through the swap accrual over the life of the hedging instrument.

The following table is a summary of the gains and losses recognized within Other comprehensive (loss) income related to the cross currency swap contracts designated as net investment hedges for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 29, 2024	December 31, 2023	January 1, 2023
Gain (loss) recognized in CTA within Other comprehensive (loss) income	$99	$(25)	$—

Other than amounts excluded from effectiveness testing, the Company did not reclassify any gains or losses from CTA within Other comprehensive (loss) income to earnings during the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023 related to the cross currency swap contracts.

Undesignated Hedging Instruments

Undesignated Forward Foreign Exchange Contracts

Since 2022, the Company has entered into forward foreign exchange contracts to offset the foreign currency exposure related to the monetary assets and liabilities in non-functional currencies. These contracts are not designated as cash flow hedging relationships, and the net allocated gains and losses related to these contracts are recognized within Other expense, net in the Consolidated Statements of Operations. As of December 29, 2024 and December 31, 2023, respectively, the Company held forward foreign exchange contracts that were not designated in cash flow hedging relationships with a fair value of $0 million and $4 million, respectively.

The following table is a summary of the gains and losses recognized within Other expense, net related to the undesignated forward foreign exchange contracts for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 29, 2024	December 31, 2023	January 1, 2023
(Loss) gain recognized in Other expense, net	$(7)	$10	$33

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

Investments in Equity Securities

The Company measures equity investments without readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. During the fiscal twelve months ended December 29, 2024, the Company recorded $72 million of impairment charges within Other expense, net in the Consolidated Statement of Operations to fully write off the equity investment balance. As of December 29, 2024 and December 31, 2023, such investments totaled $0 million and $71 million, respectively, and were included in Other assets on the Consolidated Balance Sheets.

17. Commitments and Contingencies

The Company and/or certain of its subsidiaries are involved from time to time in various lawsuits and claims relating to product liability, labeling, marketing, advertising, pricing, intellectual property, commercial contracts, foreign exchange controls, antitrust and trade regulation, labor and employment, indemnification, data privacy and cybersecurity, environmental, health and safety, tax matters, governmental investigations, and other legal proceedings that arise in the ordinary course of their business.

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 29, 2024, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accordingly accrued for those contingent liabilities and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments. Accrued liabilities related to litigation matters are included in Accrued liabilities and Other liabilities on the Consolidated Balance Sheets. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; significant facts are in dispute; procedural or jurisdictional issues exist; the number of potential claims is certain or predictable; comprehensive multi-party settlements are achievable; there are complex related cross-claims and counterclaims; and/or there are numerous parties involved.

In the Company’s opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued on the Consolidated Balance Sheets, is not expected to have a material adverse effect on the Company’s financial position. However, the resolution of, or increase in accruals for, one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

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

Claims for personal injury have been made against the Company's subsidiary Johnson & Johnson Consumer Inc., now known as Kenvue Brands LLC (“JJCI”), along with other third-party sellers of acetaminophen-containing products, in federal court alleging that in utero exposure to acetaminophen (the active ingredient in Tylenol®, an over-the-counter (“OTC”) pain medication) is associated with the development of autism spectrum disorder and/or attention-deficit/hyperactivity disorder in children. In October 2022, lawsuits filed in federal courts in the United States were organized as a multi-district litigation in the U.S. District Court for the Southern District of New York. In February 2024, the court entered final judgment in favor of JJCI and the other sellers of acetaminophen-containing products and dismissed the majority of cases then pending in the multi-district litigation. A Notice of Appeal was filed for those cases in March 2024. In August 2024, all remaining cases then pending in the multi-district litigation were dismissed. As of December 2024, all cases were on appeal. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. In addition, lawsuits have been filed in state court against JJCI, the Company, and J&J, and trial dates are being set. Lawsuits have also been filed in Canada against the Company’s subsidiary Johnson & Johnson Inc. (Canadian affiliate) (“JJI”) and J&J. At this stage in these proceedings, the Company is unable to reasonably estimate either the likelihood or the magnitude of its potential liability arising out of these claims and lawsuits.

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

In 2016, JJI sold the Canadian Zantac business to Sanofi Consumer Health, Inc. (“Sanofi”). Under the 2016 Asset Purchase Agreement between JJI and Sanofi (the “2016 Purchase Agreement”), Sanofi assumed certain liabilities including those pertaining to Zantac (ranitidine) product sold by Sanofi after closing and losses arising from or relating to recalls, withdrawals, replacements, or related market actions or post-sale warning in respect of products sold by Sanofi after the closing, and JJI is required to indemnify Sanofi for certain other excluded liabilities. In November 2019, JJI received a notice reserving rights to claim indemnification from Sanofi pursuant to the 2016 Purchase Agreement. The notice refers to indemnification for legal claims in class actions and various individual personal injury actions with similar allegations to the U.S. litigation related to OTC Zantac (ranitidine) products.

Beginning in 2019, multiple putative class actions naming J&J and/or JJI were filed in Canada with similar allegations regarding Zantac or ranitidine use. J&J and/or JJI are named in two of the five outstanding putative class actions. Of the two outstanding putative class actions naming J&J and/or JJI, the Quebec Superior Court action has been stayed, and the Ontario Superior Court of Justice action is pending, but not currently active. JJI was also named as a defendant, along with other manufacturers, in various personal injury actions in Canada related to Zantac products. JJI has provided Sanofi notice reserving rights to claim indemnification pursuant to the 2016 Purchase Agreement related to the class actions and personal injury actions. At this stage in these proceedings, the Company is unable to reasonably estimate either the likelihood or the magnitude of its potential liability arising out of these claims and lawsuits.

In September 2023, the Nonprescription Drugs Advisory Committee (the “NDAC”) of the U.S. Food and Drug Administration (the “FDA”) met to discuss new data on the effectiveness of orally administered phenylephrine (“PE”) and concluded that the current scientific data do not support that the recommended dosage of orally administered PE is effective as a nasal decongestant. Neither the FDA nor the NDAC raised concerns about safety issues with use of oral PE at the recommended dose. In November 2024, the FDA issued a proposed order to remove the ingredient from the OTC monograph. The public now has the opportunity to comment for 180 days before the FDA issues a final order. Beginning in September 2023, following the NDAC vote, putative class actions were filed against the Company and its affiliates, along with other third-party sellers and manufacturers of PE-containing products, asserting various causes of action including violation of consumer protection statutes, negligence, and unjust enrichment. The complaints seek damages and injunctive relief. In December 2023, lawsuits filed in federal courts in the United States were organized as a multi-district litigation in the U.S. District Court for the Eastern District of New York. In November 2024, the U.S. District Court for the Eastern District of New York dismissed plaintiffs’ streamlined complaint, and a Notice of Appeal was filed in December 2024. Separately, putative Canadian class actions were filed beginning in September 2023 against the Company’s affiliates, along with other third-party sellers and manufacturers of PE-containing products, alleging false, misleading representations, and seeking damages and declaratory relief based on similar causes of action. In December 2024, a representative action was filed in the Federal Court of Australia, Victoria Registry, against the Company’s subsidiary Johnson & Johnson Pacific Pty Limited alleging false and misleading representations and seeking damages and associated relief based on broadly similar causes of action to those in the United States. In February 2025, a representative action was filed in the High Court of New Zealand, Auckland Registry against Johnson & Johnson (New Zealand) Limited and the Company's subsidiaries JNTL Consumer Health (New Zealand) Limited and Johnson & Johnson Pacific Pty Limited, alleging breaches of the Fair Trading Act 1986 and the Consumer Guarantees Act 1993.

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

In March 2024, following the filing of a Citizen Petition with the FDA by Valisure LLC that included testing results purporting to show that benzoyl peroxide (“BPO”) OTC acne products can degrade into benzene at levels well above the alleged limit of two parts per million, putative class actions were filed against the Company and its affiliates, along with other third-party sellers and manufacturers of BPO-containing acne products, asserting various causes of action including violation of consumer protection statutes, negligence, breach of express and implied warranties, and unjust enrichment. The complaints, pending in the U.S. District Court for the District of New Jersey, seek damages and injunctive relief. At this stage in these proceedings, the

Company is unable to reasonably estimate either the likelihood or the magnitude of its potential liability arising out of these claims and lawsuits.

JJCI, along with more than 120 other companies, is a defendant in a cost recovery action brought by Occidental Chemical Corporation in June 2018 in the U.S. District Court for the District of New Jersey, related to the clean-up of a section of the Lower Passaic River in New Jersey. Certain defendants (not including JJCI) have executed a settlement with the U.S. Environmental Protection Agency and U.S. Department of Justice, which was confirmed through a judicial Consent Decree in December 2024. A Notice of Appeal was filed in January 2025. The case has been administratively closed but can be re-opened upon request.

The Company or its subsidiaries are also parties to various proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, and comparable state, local, or foreign laws in which the primary relief sought is the Company’s agreement to implement environmental investigation and remediation activities at designated hazardous waste sites or to reimburse the government or third parties for the costs they have incurred in performing investigation, oversight, or remediation at such sites.

Other

A significant number of personal injury claims alleging that talc causes cancer were made against J&J and certain of its affiliates arising out of the use of body powders containing talc, primarily Johnson’s® Baby Powder. These personal injury suits were filed primarily in state and federal courts in the United States and in Canada.

Pursuant to the Separation Agreement, J&J has retained all liabilities on account of or relating to harm arising out of, based upon or resulting from, directly or indirectly, the presence of or exposure to talc or talc-containing products sold by J&J or its affiliates in the United States and Canada (the “Talc-Related Liabilities”) and, as a result, has agreed to indemnify the Company for the Talc-Related Liabilities and any costs associated with resolving such claims, including matters that have commenced in the United States naming the Company or its affiliates. The Company will, however, remain responsible for all liabilities on account of or relating to harm arising out of, based upon or resulting from, directly or indirectly, the presence of or exposure to talc or talc-containing products sold outside the United States or Canada.

18. Segments of Business and Geographic Areas

The Company is organized into three reportable business segments: Self Care, Skin Health and Beauty, and Essential Health.

The Company’s CODM, the Chief Executive Officer, uses Segment adjusted operating income as the measure of profit or loss and to evaluate the performance of the Company’s segments. For each segment, the CODM uses this information to assist in evaluating underlying trends, to monitor budget and forecast versus actual results, to make investment decisions to allocate resources both in total, and between the segments, and to make key segment personnel decisions. Segment profit is based on Operating income, excluding depreciation, amortization of intangible assets, Separation-related costs, restructuring and operating model optimization initiatives, impairment charges, the impact of the conversion of stock-based awards, issuance of Founder Shares, Other operating expense (income), net, and unallocated general corporate administrative expenses (referred to herein as “Segment adjusted operating income”), as the CODM excludes these items in assessing segment financial performance. General corporate/unallocated expenses, which include expenses related to treasury, legal operations, and certain other expenses, along with gains and losses related to the overall management of the Company, are not allocated to the segments. In assessing segment performance and managing operations, the CODM does not review segment assets.

The Company operates the business through the following three reportable business segments based on product categories:

Reportable Segments	Product Categories
Self Care	Cough, Cold, and Allergy
Pain Care
Other Self Care (Digestive Health, Smoking Cessation, Eye Care, and Other)
Skin Health and Beauty	Face and Body Care
Hair, Sun, and Other
Essential Health	Oral Care
Baby Care
Other Essential Health (Women’s Health, Wound Care, and Other)

The Company’s product categories as a percentage of Net sales for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023 were as follows:

	Fiscal Twelve Months Ended
Product Categories	December 29, 2024	December 31, 2023	January 1, 2023
Cough, Cold, and Allergy	14%	13%	13%
Pain Care	13	14	13
Other Self Care	15	15	14
Face and Body Care	19	20	20
Hair, Sun and Other	8	9	9
Oral Care	11	10	10
Baby Care	9	9	10
Other Essential Health	11	10	11
Total	100%	100%	100%

Segment Net Sales and Segment Adjusted Operating Income

Segment net sales and Segment adjusted operating income for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023 were as follows:

	Fiscal Twelve Months Ended
	December 29, 2024				December 31, 2023				January 1, 2023
(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total	Self Care	Skin Health and Beauty	Essential Health	Total	Self Care	Skin Health and Beauty	Essential Health	Total
Net sales	$6,527	$4,240	$4,688	$15,455	$6,451	$4,378	$4,615	$15,444	$6,030	$4,350	$4,570	$14,950
Segment adjusted Cost of sales(1)	2,287	1,738	2,102	6,127	2,249	1,952	2,228	6,429	2,140	1,943	2,157	6,240
Other segment expense items(2)	2,067	1,895	1,424	5,386	1,903	1,747	1,376	5,026	1,802	1,699	1,302	4,803
Segment adjusted operating income	$2,173	$607	$1,162	$3,942	$2,299	$679	$1,011	$3,989	$2,088	$708	$1,111	$3,907
Reconciliation to Income before taxes
Less:
Depreciation(3)				329				305				296
Amortization of intangible assets				269				322				348
Separation-related costs(4)				296				468				213
Restructuring and operating model optimization initiatives				221				32				100
Impairment charges				578				—				12
Conversion of stock-based awards(5)				39				55				—
Founder Shares(6)				29				9				—
Other operating expense (income), net				26				(10)				(35)
General corporate/unallocated expenses				314				296				298
Operating income				$1,841				$2,512				$2,675
Other expense, net				48				72				38
Interest expense, net				378				250				—
Income before taxes				$1,415				$2,190				$2,637
(1) The Company defines Segment adjusted cost of sales as Cost of sales adjusted for amortization of intangible assets, Separation-related costs, conversion of stock-based awards, Founder Shares, operating model optimization initiatives, and general corporate/unallocated expenses.

(2) Other segment expense items for each reportable segment include employee-related costs, brand support, shipping and handling costs, research and development costs, and certain other operating expenses (income).
(3) Depreciation includes the amortization of integration and development costs capitalized in connection with cloud computing arrangements.
(4) Separation-related costs includes depreciation expense on Separation-related assets for the fiscal twelve months ended December 29, 2024.
(5) Segment adjusted operating income excludes the impact of the conversion of stock-based awards that occurred on August 23, 2023 (see Note 11, “Stock-Based Compensation” for additional information). The adjustment represents the net impact of the gain on reversal of previously recognized stock-based compensation expense, offset by stock-based compensation expense recognized in the fiscal twelve months ended December 29, 2024 and December 31, 2023 relating to employee services provided prior to the Separation.
(6) On October 2, 2023, the Founder Shares were granted to all Kenvue employees in the form of stock options and PSUs to executive officers and either stock options and PSUs or RSUs to non-executive individuals (see Note 11, “Stock-Based Compensation” for additional information).

Depreciation and Amortization

Depreciation and amortization by reportable segment for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023 were as follows:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 29, 2024	December 31, 2023	January 1, 2023
Self Care	$217	$202	$202
Skin Health and Beauty	174	230	247
Essential Health	231	195	195
Total depreciation and amortization(1)	$622	$627	$644
(1) Depreciation includes the amortization of integration and development costs capitalized in connection with cloud computing arrangements.

Geographic Information

Net sales are attributed to a geographic region based on the location of the customer and for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023 were as follows:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 29, 2024	December 31, 2023	January 1, 2023
North America(1)	$7,579	$7,610	$7,418
Europe, Middle East, and Africa	3,559	3,388	3,188
Asia-Pacific	2,974	3,107	3,146
Latin America	1,343	1,339	1,198
Total Net sales	$15,455	$15,444	$14,950
(1) Includes U.S. Net sales in the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023 of $6,719 million, $6,767 million, and $6,599 million, respectively.

Long-lived assets consisting of property, plant, and equipment, net of accumulated depreciation as of December 29, 2024 and December 31, 2023 were as follows:

(Dollars in Millions)	December 29, 2024	December 31, 2023
North America(1)	$922	$881
Europe, Middle East, and Africa	432	558
Asia-Pacific	297	358
Latin America	198	245
Total long-lived assets	$1,849	$2,042
(1) Includes U.S. long-lived assets as of December 29, 2024 and December 31, 2023 of $848 million and $794 million, respectively.

Major Customers

One of the Company’s customers accounted for approximately 12%, 12%, and 13% of total Net sales for the fiscal twelve months ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.

19. Restructuring Expenses and Operating Model Optimization Initiatives

2024 Multi-Year Restructuring Initiative

As part of the Company’s continued transformation to a fit-for-purpose consumer company, during the fiscal year 2024, the Company began strategic initiatives intended to enhance organizational efficiencies and better position Kenvue for future growth (“Our Vue Forward”). To further Our Vue Forward, on May 6, 2024, the Company’s Board approved a multi-year initiative (the “2024 Multi-Year Restructuring Initiative”) to build on the Company’s strengths, improve underlying information technology infrastructure, and optimize its cost structure by rebalancing resources to better position the Company for future growth. The 2024 Multi-Year Restructuring Initiative primarily includes global workforce reductions, changes in management structure, and the transition to centralized shared-service functions in lower-cost locations.

The 2024 Multi-Year Restructuring Initiative is expected to result in pre-tax restructuring expenses and other charges totaling approximately $550 million, consisting of information technology and project-related costs (approximately 50%), employee-related costs (approximately 40%), and other implementation costs (approximately 10%). These charges are expected to be funded primarily through cash flows generated from operations. The Company planned to incur approximately $275 million in pre-tax restructuring expenses and other charges in each of fiscal year 2024 and fiscal year 2025. The Company incurred lower than expected spend in fiscal year 2024 due to the shift in timing of certain information technology and project-related costs to fiscal year 2025 and lower than expected employee-related costs relating to severance spend due to employee redeployment and voluntary exits.

The following table summarizes the classification of pre-tax restructuring expenses and other charges incurred related to the 2024 Multi-Year Restructuring Initiative during the fiscal twelve months ended December 29, 2024:

Fiscal Twelve Months Ended
(Dollars in Millions)	December 29, 2024
Restructuring expenses	$185
Cost of sales	27
Selling, general, and administrative expenses	9
Total pre-tax restructuring expenses and other charges	$221

The following table summarizes the pre-tax restructuring expenses and other charges incurred by cost type related to the 2024 Multi-Year Restructuring Initiative during the fiscal twelve months ended December 29, 2024 and inception to date through December 29, 2024:

	Fiscal Twelve Months Ended	Inception To Date Through December 29, 2024
(Dollars in Millions)	December 29, 2024
Employee-related costs(1)	$106	$106
Information technology and project-related costs(2)	99	99
Other implementation costs(3)	16	16
Total pre-tax restructuring expenses and other charges	$221	$221
(1) Employee-related costs primarily include severance and other termination benefits.
(2) Information technology and project-related costs primarily include advisory costs to operationalize the initiative.
(3) Other implementation costs primarily include costs to terminate contracts, impairments of assets, and other associated costs to exit.

The following table summarizes the activity related to accrued restructuring expenses and other charges for the 2024 Multi-Year Restructuring Initiative during the fiscal twelve months ended December 29, 2024:

(Dollars in Millions)	Employee-related Costs(1)	Information Technology and Project-Related Costs(2)	Other Implementation Costs(3)	Total Costs
Accrued restructuring expenses and other charges as of December 31, 2023	$—	$—	$—	$—
Charges to earnings	106	99	16	221
Cash payments	(75)	(34)	(7)	(116)
Non-cash charges	(6)	—	(6)	(12)
Accrued restructuring expenses and other charges as of December 29, 2024	$25	$65	$3	$93
(1) Employee-related costs primarily include severance and other termination benefits.
(2) Information technology and project-related costs primarily include advisory costs to operationalize the initiative.
(3) Other implementation costs primarily include costs to terminate contracts, impairments of assets, and other associated costs to exit.

Supply Chain Optimization Initiatives

Restructuring charges associated with supply chain optimization initiatives, and directly attributed to the Company, were primarily related to contractors/outside services, asset write-downs, and accelerated depreciation. The initiatives were completed in the fiscal fourth quarter of fiscal year 2022 and as such, no costs were recognized for these initiatives in the fiscal twelve months ended December 29, 2024 and December 31, 2023. Costs have been recognized in the Consolidated Statement of Operations in the fiscal twelve months ended January 1, 2023 as follows:

Fiscal Twelve Months Ended
(Dollars in Millions)	January 1, 2023
Cost of sales	$55
Selling, general, and administrative expenses	45
Total	$100

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 29, 2024, the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer reviewed and participated in this evaluation of Kenvue’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 29, 2024, the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, its principal executive and principal financial officers, or persons performing similar functions, and effected by its Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company, 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company, and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

As of December 29, 2024, the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s Chief Executive Officer and Chief Financial Officer reviewed and participated in this evaluation of Kenvue’s internal control over financial reporting. Based on this evaluation, management concluded that, as of December 29, 2024, the end of the period covered by this Annual Report on Form 10-K, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 29, 2024 and issued an unqualified opinion thereon as stated in their report, which appears under Part II, Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

During the fiscal three months ended December 29, 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the fiscal three months ended September 29, 2024, the Company began a multi-year implementation of a new global enterprise resource planning (“ERP”) system, which will replace and enhance the Company’s existing operating and financial systems. The ERP system is designed to accurately maintain and enhance the flow of financial information, enhance operational functionality, and accelerate information reporting to the Company’s management. The implementation is expected to occur in phases over the next several years.

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

Item 9B. OTHER INFORMATION

Entry into a Material Definitive Agreement

As detailed in Note 5, “Borrowings—Revolving Credit Facility” to the Consolidated Financial Statements included herein, on March 6, 2023, the Company entered into a credit agreement providing for a five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $4.0 billion available to be drawn in U.S. dollars and Euros. On January 30, 2025, the Company requested an extension of the maturity date of its Revolving Credit Facility from March 6, 2028 to March 6, 2029, and on February 21, 2025, such extension became effective with respect to all lenders under the Revolving Credit Facility, each of which accepted such request. The terms of the Revolving Credit Facility otherwise remain unchanged. The foregoing summary is qualified by reference to the copy of the Revolving Credit Facility and the copy of the Form of Notice of Extension attached as Exhibits 10.15 and 10.16, respectively, to this Annual Report on Form 10-K.

Insider Trading Arrangements and Policies

During the fiscal three months ended December 29, 2024, none of the Company’s directors or officers (as defined in Rule 16a1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the conditions of the affirmative defense provided by Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Stock Trading Policy for Directors, Executive Officers and Insiders governing the purchase, sale, and other dispositions of our securities by directors, officers, and employees, or Kenvue itself, that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. The foregoing summary of our Stock Trading Policy for Directors, Executive Officers and Insiders does not purport to be complete and is qualified by reference to the full text of such policy, a copy of which is filed with this Annual Report on Form 10-K as Exhibit 19.

Additional information required by this Item will be included in the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of the end of the Company’s fiscal year ended December 29, 2024 (the “2025 Proxy Statement”) and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item and not otherwise presented below will be included in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information with respect to the Company’s equity compensation plans in effect as of December 29, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(2)	Weighted-average exercise price of outstanding options, warrants and rights (b)(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	83,192,910	$20.42	158,500,599
Equity compensation plans not approved by security holders	—	—	—
Total	83,192,910	$20.42	158,500,599
(1) Consists of all equity-based awards outstanding under the Kenvue 2023 Plan (as defined in Note 11, “Stock-Based Compensation,” to the Consolidated Financial Statements included herein), which was the only equity compensation plan under which equity-based awards were outstanding as of December 29, 2024. This includes stock options, restricted stock units, and performance stock units.
(2) Performance stock units are included at the target quantity of shares granted.
(3) Restricted stock units and performance stock units are not included in the calculation of the weighted-average exercise price of outstanding options, warrants and rights.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

PART IV.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(a) (1) Financial Statements.

The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data.”

(a) (2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a) (3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description
3.1
Amended and Restated Certificate of Incorporation of Kenvue Inc., effective as of May 3, 2023, filed as Exhibit 3.1 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on May 8, 2023 and incorporated herein by reference

3.2
Amended and Restated Bylaws of Kenvue Inc., effective as of May 3, 2023, filed as Exhibit 3.2 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on May 8, 2023 and incorporated herein by reference

4.1
Indenture, dated as of March 22, 2023, by and between Kenvue Inc., as issuer, and Deutsche Bank Trust Company Americas, as trustee, filed as Exhibit 4.1 to Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-269115) filed by Kenvue Inc. with the Commission on March 30, 2023 and incorporated herein by reference

4.2
Supplemental Indenture, dated as of March 22, 2023, by and between Kenvue Inc., as issuer, and Deutsche Bank Trust Company Americas, as trustee, filed as Exhibit 4.2 to Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-269115) filed by Kenvue Inc. with the Commission on March 30, 2023 and incorporated herein by reference

4.3
Description of Securities filed as Exhibit 4.4 to the Annual Report on Form 10-K for the period ended December 31, 2023, filed by Kenvue Inc. with the SEC on March 1, 2024, and incorporated herein by reference

10.1
Kenvue Inc. Executive Severance Pay Plan, dated as of August 23, 2023 filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended October 1, 2023, filed by Kenvue Inc. with the SEC on November 3, 2023 and incorporated herein by reference †

10.2
Kenvue Inc. Amended & Restated Deferred Fee Plan for Directors, dated as of September 19, 2023 filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended October 1, 2023, filed by Kenvue Inc. with the SEC on November 3, 2023 and incorporated by reference †

10.3
Form of Founder Global Performance Share Unit Award Agreement filed as Exhibit 10.3 to the Quarterly Report on From 10-Q for the period ended October 1, 2023, filed by Kenvue Inc. with the SEC on November 3, 2023 and incorporated by reference †

10.4
Form of Founder Global Nonqualified Stock Option Award Agreement filed as Exhibit 10.4 to the Quarterly Report on From 10-Q for the period ended October 1, 2023, filed by Kenvue Inc. with the SEC on November 3, 2023 and incorporated by reference †

10.5
Separation Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Kenvue Inc. with the Commission on May 8, 2023 and incorporated herein by reference

10.6
Tax Matters Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Kenvue Inc. with the Commission on May 8, 2023 and incorporated herein by reference

10.7
Employee Matters Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Kenvue Inc. with the Commission on May 8, 2023 and incorporated herein by reference

10.8
Intellectual Property Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Kenvue Inc. with the Commission on May 8, 2023 and incorporated herein by reference

10.9
Trademark Phase-Out License Agreement, dated as of April 3, 2023, by and between Johnson & Johnson and Johnson & Johnson Consumer Inc., filed as Exhibit 10.5 to the Current Report on Form 8-K filed by Kenvue Inc. with the Commission on May 8, 2023 and incorporated herein by reference

10.10
Transition Services Agreement (inclusive of cumulative amendments), by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.10 to the Annual Report on Form 10-K for the period ended December 31, 2023, filed by Kenvue Inc. with the SEC on March 1, 2024, and incorporated herein by reference

10.11
Transition Manufacturing Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.7 to the Current Report on Form 8-K filed by Kenvue Inc. with the Commission on May 8, 2023 and incorporated herein by reference

10.12	Amendment to the Transition Manufacturing Agreement, dated as of December 26, 2024, by and between Johnson & Johnson and Kenvue Inc. *
10.13
Registration Rights Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.8 to the Current Report on Form 8-K filed by Kenvue Inc. with the Commission on May 8, 2023 and incorporated herein by reference

10.14
Kenvue Inc. Long-Term Incentive Plan, filed as Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-271735) filed by Kenvue Inc. with the Commission on May 8, 2023 and incorporated herein by reference †

10.15
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

10.16	Form of Notice of Extension in respect of the Credit Agreement, dated as of March 6, 2023, by and among Kenvue Inc., the Lenders Party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent *
10.17
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

10.19
Employment Agreement, dated as of June 22, 2022, by and between Cilag GmbH International and Carlton Lawson, filed as Exhibit 10.13 to Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-269115) filed by Kenvue Inc. with the SEC on March 30, 2023 and incorporated herein by reference †

10.20	Amendment to Addendum 2 to the Employment Agreement dated June 22, 2022 between JNTL Consumer Health I (Switzerland) GmbH and Carlton Lawson, executed October 22, 2024 * †
10.21
Form of Global Performance Share Unit Agreement, filed as Exhibit 10.19 to the Annual Report on Form 10-K for the period ended December 31, 2023, filed by Kenvue Inc. with the SEC on March 1, 2024, and incorporated herein by reference †

10.22
Form of Global Nonqualified Stock Option Award Agreement, filed as Exhibit 10.20 to the Annual Report on Form 10-K for the period ended December 31, 2023, filed by Kenvue Inc. with the SEC on March 1, 2024, and incorporated herein by reference †

10.23
Form of Global Restricted Share Unit Award Agreement, filed as Exhibit 10.21 to the Annual Report on Form 10-K for the period ended December 31, 2023, filed by Kenvue Inc. with the SEC on March 1, 2024, and incorporated herein by reference †

19	Kenvue Inc. Stock Trading Policy for Directors, Executive Officers and Insiders, adopted September 18, 2024 *
21	Subsidiaries of Kenvue Inc. *
23	Consent of the Company’s Independent Registered Public Accounting Firm *
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
97
Kenvue Incentive Compensation Recovery Policy, filed as exhibit 97 to the Annual Report on Form 10-K for the period ended December 31, 2023, filed by Kenvue Inc. with the SEC on March 1, 2024, and incorporated herein by reference

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

Kenvue Inc.

Date: February 24, 2025	/s/ THIBAUT MONGON
Thibaut Mongon
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Kenvue Inc.

Date: February 24, 2025	/s/ THIBAUT MONGON
Thibaut Mongon
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 24, 2025	/s/ PAUL RUH
Paul Ruh
Chief Financial Officer (Principal Financial Officer)

Date: February 24, 2025	/s/ HEATHER HOWLETT
Heather Howlett
Chief Accounting Officer (Principal Accounting Officer)

Date: February 24, 2025	/s/ LARRY J. MERLO
Larry J. Merlo
Chair of the Board

Date: February 24, 2025	/s/ RICHARD E. ALLISON, JR.
Richard E. Allison, Jr.
Director

Date: February 24, 2025	/s/ TAMARA S. FRANKLIN
Tamara S. Franklin
Director

Date: February 24, 2025	/s/ SEEMANTINI GODBOLE
Seemantini Godbole
Director

Date: February 24, 2025	/s/ MELANIE L. HEALEY
Melanie L. Healey
Director

Date: February 24, 2025	/s/ BETSY D. HOLDEN
Betsy D. Holden
Director

Date: February 24, 2025	/s/ KATHLEEN M. PAWLUS
Kathleen M. Pawlus
Director

Date: February 24, 2025	/s/ KIRK L. PERRY
Kirk L. Perry
Director

Date: February 24, 2025	/s/ VASANT PRABHU
Vasant Prabhu
Director

Date: February 24, 2025	/s/ MICHAEL E. SNEED
Michael E. Sneed
Director