Form 10-Q
period 2025-03-30
Kenvue Inc.
filed 2025-05-08
CIK 1944048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-41697

Kenvue Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-1032011
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Kenvue Way Summit, New Jersey	07901
(Address of principal executive offices)	(Zip Code)

(908) 874-1200
(Registrant’s telephone number, including area code)

199 Grandview Road, Skillman, New Jersey 08558
(Former name, former address and former fiscal year, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On May 2, 2025, 1,919,909,938 shares of Common Stock, $0.01 par value, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and Kenvue Inc.’s other publicly available documents contain forward-looking statements within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives, and projections about the future. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “estimates,” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impact of planned acquisitions and dispositions; our strategy for growth and cost savings; product development activities; regulatory approvals; market position; expenditures; and the effects of the Separation (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Description of the Company and Business Segments,” to the Condensed Consolidated Financial Statements included herein) on our business.

As used in this Quarterly Report on Form 10-Q, “Kenvue,” the “Company,” “we,” “us,” “our,” and similar terms include Kenvue Inc. and its subsidiaries, unless the context indicates otherwise.

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
•Product reliability, safety, and/or efficacy concerns, whether or not based on scientific or factual evidence, potentially resulting in governmental investigations, regulatory action (including, but not limited to, the shutdown of manufacturing facilities, product relabeling or withdrawal of product from the market), private claims and lawsuits, significant remediation and related costs, safety alerts, product shortages, product recalls, declining sales, reputational damage, and share price impact;
•The potential that the expected benefits and opportunities from the 2024 Multi-Year Restructuring Initiative (as defined in Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein) or any other planned or completed restructuring, cost-saving, or other strategic initiative, acquisition, or divestiture may not be realized or may take longer to realize than expected;
•Our ability to establish, maintain, protect, and enforce intellectual property rights, as well as address the threats of counterfeit and other unauthorized versions of our products;
•Allegations that our products infringe the intellectual property rights of third parties;
•The impact of negative publicity and failed marketing efforts;
•Difficulties and delays in manufacturing, internally or within the supply chain, which may lead to business interruptions, product shortages, withdrawals or suspensions of products from the market, and potential regulatory action;
•Our reliance on third-party relationships, global supply chains, and production and distribution processes, which may adversely affect supply, sourcing, and pricing of materials used in our products, and impact our ability to forecast product demand;
•Interruptions, breakdowns, invasions, corruptions, destruction, and breaches of our information technology or operational technology systems or those of a third party;
•The development, deployment, use, and regulation of artificial intelligence in our internal processes, manufacturing operations, products and services, as well as our business more broadly;
•The potential for labor disputes, strikes, work stoppages, and similar labor relations matters, and the impact of minimum wage increases;
•Our ability to attract and retain talented, highly skilled employees and to implement succession plans for our senior management;

•Climate change, extreme weather, and natural disasters, or legal, regulatory or market measures to address climate change;
•The impact of increasing scrutiny, emerging legal and regulatory requirements, and rapidly evolving expectations from stakeholders regarding environmental, social, and governance matters;
•The potential for insurance to be unavailable or insufficient to cover losses we may incur;
•Legal proceedings related to talc or talc-containing products, such as Johnson’s® Baby Powder, sold outside the United States and Canada, and other risks and uncertainties related to talc or talc-containing products, including the ability of our former parent Johnson & Johnson (“J&J”) to fully satisfy its obligation to indemnify us in the United States and Canada for the Talc-Related Liabilities (as defined in Note 13, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements included herein);
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
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal twelve months ended December 29, 2024 filed on February 24, 2025 with the U.S. Securities and Exchange Commission (the “SEC”) and in our other filings with the SEC. You should understand that it is not possible to predict or identify all such factors, and you should not consider the risks described above to be a complete statement of all potential risks and uncertainties. We do not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments, except as required by law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
KENVUE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions, Except Per Share Data; Shares in Thousands)

	March 30, 2025	December 29, 2024
Assets
Current assets
Cash and cash equivalents	$1,057	$1,070
Trade receivables, less allowances for credit losses ($24 and $26 as of March 30, 2025 and December 29, 2024, respectively)	2,312	2,165
Inventories	1,680	1,591
Prepaid expenses and other receivables	505	494
Other current assets	156	205
Total current assets	5,710	5,525
Property, plant, and equipment, net	1,927	1,849
Intangible assets, net	8,586	8,474
Goodwill	9,136	8,843
Deferred taxes on income	199	184
Other assets	699	726
Total Assets	26,257	25,601
Liabilities and Stockholders’ Equity
Current liabilities
Loans and notes payable	2,429	1,552
Accounts payable	2,332	2,254
Accrued liabilities	1,007	1,132
Accrued rebates, returns, and promotions	744	727
Accrued taxes on income	154	74
Total current liabilities	6,666	5,739
Long-term debt	6,309	7,055
Deferred taxes on income	2,320	2,261
Employee-related obligations	350	342
Other liabilities	559	536
Total liabilities	16,204	15,933
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value, 750,000 shares authorized; no shares issued and outstanding as of March 30, 2025 and December 29, 2024	—	—
Common stock, $0.01 par value, 12,500,000 shares authorized; 1,933,067 and 1,918,859 shares issued and outstanding as of March 30, 2025, respectively; 1,924,977 and 1,913,768 shares issued and outstanding as of December 29, 2024, respectively	19	19
Additional paid-in capital	16,201	16,130
Treasury stock, 14,208 and 11,208 shares at cost as of March 30, 2025 and December 29, 2024, respectively	(305)	(242)
Accumulated deficit	(163)	(93)
Accumulated other comprehensive loss	(5,699)	(6,146)
Total stockholders’ equity	10,053	9,668
Total Liabilities and Stockholders’ Equity	$26,257	$25,601
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in Millions, Except Per Share Data; Shares in Millions)

	Fiscal Three Months Ended
	March 30, 2025	March 31, 2024
Net sales	$3,741	$3,894
Cost of sales	1,573	1,652
Gross profit	2,168	2,242
Selling, general, and administrative expenses	1,537	1,573
Restructuring expenses	60	41
Impairment charges	—	68
Other operating expense, net	13	10
Operating income	558	550
Other expense, net	6	28
Interest expense, net	94	95
Income before taxes	458	427
Provision for taxes	136	131
Net income	$322	$296

Net income per share
Basic	$0.17	$0.15
Diluted	$0.17	$0.15
Weighted-average number of shares outstanding
Basic	1,914	1,915
Diluted	1,925	1,920
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; Dollars in Millions)

	Fiscal Three Months Ended
	March 30, 2025	March 31, 2024
Net income	$322	$296
Other comprehensive income (loss), net of taxes
Foreign currency translation	452	(280)
Employee benefit plans	(3)	3
Derivatives and hedges	(2)	(21)
Other comprehensive income (loss)	447	(298)
Comprehensive income (loss)	$769	$(2)
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; Dollars in Millions; Shares in Thousands)

	Fiscal Three Months Ended March 30, 2025
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 29, 2024	1,913,768	$19	$16,130	11,208	$(242)	$(93)	$(6,146)	$9,668
Net income	—	—	—	—	—	322	—	322
Other comprehensive income	—	—	—	—	—	—	447	447
Cash dividends on common stock	—	—	—	—	—	(392)	—	(392)
Stock-based compensation	—	—	44	—	—	—	—	44
Issuance of common stock under the Kenvue 2023 Plan, net	8,091	—	27	—	—	—	—	27
Purchase of treasury stock	(3,000)	—	—	3,000	(63)	—	—	(63)
Balance, March 30, 2025	1,918,859	$19	$16,201	14,208	$(305)	$(163)	$(5,699)	$10,053

	Fiscal Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2023	1,915,057	$19	$16,147	350	$(7)	$429	$(5,377)	$11,211
Net income	—	—	—	—	—	296	—	296
Other comprehensive loss	—	—	—	—	—	—	(298)	(298)
Cash dividends on common stock	—	—	—	—	—	(383)	—	(383)
Stock-based compensation	—	—	81	—	—	—	—	81
Issuance of common stock under the Kenvue 2023 Plan, net	4,241	—	(12)	—	—	—	—	(12)
Purchase of treasury stock	(4,600)	—	—	4,600	(91)	—	—	(91)
Separation-related adjustments	—	—	(183)	—	—	—	—	(183)
Balance, March 31, 2024	1,914,698	$19	$16,033	4,950	$(98)	$342	$(5,675)	$10,621
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)

	Fiscal Three Months Ended
	March 30, 2025	March 31, 2024
Cash flows from operating activities
Net income	$322	$296
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	136	149
Stock-based compensation	44	81
Deferred income taxes	(13)	(4)
Impairment charges	—	68
Losses on investments	—	31
Other	16	5
Net changes in assets and liabilities
Trade receivables	(99)	(124)
Inventories	(66)	(63)
Other current and non-current assets	59	(55)
Accounts payable and accrued liabilities	(14)	(181)
Employee-related obligations	3	5
Accrued taxes on income	62	27
Other liabilities	(22)	52
Net cash flows from operating activities	428	287
Cash flows used in investing activities
Purchases of property, plant, and equipment	(179)	(153)
Other investing activities	12	1
Net cash flows used in investing activities	(167)	(152)
Cash flows used in financing activities
Proceeds from commercial paper program, net of issuance cost	868	160
Repayment of Senior Notes	(750)	—
Dividends paid	(392)	(383)
Purchase of treasury stock	(63)	(91)
Other financing activities	27	(12)
Net cash flows used in financing activities	(310)	(326)
Effect of exchange rate changes on cash and cash equivalents	36	(36)
Cash and cash equivalents, beginning of period	1,070	1,382
Net decrease in cash and cash equivalents	(13)	(227)
Cash and cash equivalents, end of period	$1,057	$1,155
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

Kenvue was initially formed as a wholly owned subsidiary of Johnson & Johnson (“J&J”). In November 2021, J&J announced its intention to separate its Consumer Health segment (the “Consumer Health Business”) into a new, publicly traded company (the “Separation”). On April 4, 2023, in connection with the Separation, J&J completed in all material respects the transfer of the assets and liabilities of the Consumer Health Business to the Company and its subsidiaries, other than the transfer of certain Deferred Local Businesses (as defined below in “—Variable Interest Entities and Net Economic Benefit Arrangements”).

On May 3, 2023, the registration statement related to the initial public offering of Kenvue’s common stock was declared effective, and on May 4, 2023, Kenvue’s common stock began trading on the New York Stock Exchange under the ticker symbol “KVUE” (the “Kenvue IPO”).

On July 24, 2023, J&J announced an exchange offer (the “Exchange Offer”) under which its shareholders could exchange shares of J&J common stock for shares of Kenvue common stock owned by J&J. On August 23, 2023, J&J completed the Exchange Offer and, as a result, Kenvue became a fully independent company.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations, and cash flows for the periods indicated. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the fiscal twelve months ended December 29, 2024 included in the Company’s Annual Report on Form 10-K filed on February 24, 2025 with the SEC.

Intercompany balances and transactions have been eliminated. The Condensed Consolidated Financial Statements include the accounts of the Company and its affiliates and entities consolidated under the variable interest and voting models.

Reclassifications

Certain prior period amounts have been reclassified to conform to current fiscal year presentation.

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Estimates are used when accounting for, among other things, sales discounts, trade promotions, rebates, allowances and incentives, product liabilities, income taxes and related valuation allowances, withholding taxes, pensions, postretirement benefits, fair value of financial instruments, stock-based compensation assumptions, depreciation, amortization, employee benefits, contingencies, and the valuation of goodwill, intangible assets, and liabilities. Actual results may or may not differ from those estimates.

Assets Held for Sale

On February 21, 2024, the Company listed its former corporate headquarters in Skillman, New Jersey for sale, which met the criteria to be classified as held for sale at that date. The Skillman, New Jersey facility continues to meet the criteria for held for sale classification as of March 30, 2025. The held for sale asset is measured at the lower of the carrying amount or the fair value less costs to sell.

The results of the impairment test performed upon classification as held for sale indicated that the carrying value of the Skillman, New Jersey facility exceeded its estimated fair value less costs to sell by $68 million. As a result, the Company recorded an impairment charge equivalent to that amount within Impairment charges in the Condensed Consolidated Statement of Operations for the fiscal three months ended March 31, 2024. The fair value of the held for sale asset was determined utilizing third-party sales pricing as an input. The inputs utilized in the analysis are classified as Level 3 inputs within the fair value hierarchy.

The Company recorded the remaining asset held for sale balance related to the Skillman, New Jersey facility within Other current assets on the Condensed Consolidated Balance Sheets as of both March 30, 2025 and December 29, 2024.

Global and North America Headquarters Lease

On April 20, 2023, the Company entered into a long-term lease for a newly renovated global and North America corporate headquarters building and a newly constructed research and development building in Summit, New Jersey (the “Global and North America Headquarters Lease”). In March 2025, the Company began operating out of the new global and North America corporate headquarters. The relocation to this new campus from multiple U.S.-based locations will continue through 2026 when the new research and development building is expected to be complete. When construction is completed, the campus will encompass approximately 290,000 square feet. The Global and North America Headquarters Lease collectively includes the lease associated with the global and North America corporate headquarters building, the lease associated with the land where the research and development building is under construction, and the lease associated with land to be used for amenities (the “Amenities Lease”). The Amenities Lease is expected to commence in January 2026.

Separation-Related Costs

The Company is incurring certain non-recurring separation-related costs in connection with the establishment of Kenvue as a standalone public company (“Separation-related costs”), which are included in Cost of sales and Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations. The Company expects the Separation-related costs will continue through approximately the first half of fiscal year 2025.

Separation-related costs for the fiscal three months ended March 30, 2025 and March 31, 2024 consisted of:

	Fiscal Three Months Ended
(Dollars in Millions)	March 30, 2025	March 31, 2024
Information technology and other(1)	$33	$60
Legal entity name change	5	7
Total Separation-related costs	$38	$67
(1) Primarily related to the disentanglement of systems and the costs associated with the discontinuation of certain information technology assets.

Research and Development

Research and development expenses are expensed as incurred and included in Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations. Research and development expenses were $99 million and $100 million for the fiscal three months ended March 30, 2025 and March 31, 2024, respectively.

Supplier Finance Program

As of March 30, 2025 and December 29, 2024, the Company’s Accounts payable balances included $276 million and $260 million, respectively, related to invoices from suppliers participating in the supplier finance program.

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

All Deferred Legal Entities are exposed to similar operational risks and are therefore monitored and evaluated on a similar basis by management. Accordingly, the financial information for Deferred Legal Entities has been aggregated and the following table summarizes the consolidated assets and liabilities of these entities on the Condensed Consolidated Balance Sheets as of March 30, 2025 and December 29, 2024. The amounts represented in this table are only those assets of the VIEs that can be used to settle only the VIE’s obligations and the VIE’s creditors (or beneficial interest holders) have no recourse against the general credit of the primary beneficiary.

(Dollars in Millions)	March 30, 2025	December 29, 2024
Assets
Current assets
Cash and cash equivalents	$129	$99
Trade receivables, less allowances for credit losses	77	70
Inventories	21	16
Prepaid expenses and other receivables	6	3
Total current assets	233	188
Property, plant, and equipment, net	4	3
Deferred taxes on income	1	3
Other assets	5	—
Total assets	$243	$194
Liabilities
Current liabilities
Accounts payable	$2	$3
Accrued liabilities	12	11
Accrued rebates, returns, and promotions	20	16
Total current liabilities	34	30
Other liabilities	3	—
Total liabilities	$37	$30

The Company recognized Net income of $5 million and $2 million for the fiscal three months ended March 30, 2025 and March 31, 2024, respectively, related to the Deferred Legal Entities in the Condensed Consolidated Statements of Operations.

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

The Company recognized a net payable to J&J of $23 million as of both March 30, 2025 and December 29, 2024 in relation to the net economic benefit arrangements on the Condensed Consolidated Balance Sheets. The Company recognized Net income of $8 million and $14 million for the fiscal three months ended March 30, 2025 and March 31, 2024, respectively, in relation to the net economic benefit arrangements in the Condensed Consolidated Statements of Operations.

Recent Accounting Standards Not Yet Adopted

Accounting Standards Update (“ASU”) 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances the transparency of income tax disclosures, primarily by requiring public business entities to disclose 1) consistent categories and greater disaggregation of information in the rate reconciliations and 2) the disclosure of income taxes paid disaggregated by jurisdiction, among other requirements. This guidance is effective for public entities for the fiscal years beginning after December 15, 2024, and early adoption is permitted. The amendments are applicable on a prospective basis, although retrospective basis is also permitted. The

Company is currently evaluating this guidance and expects that adoption will result in changes to the annual income tax disclosures, including, but not limited to, greater disaggregation of information related to rate reconciliations and income taxes paid.

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

No other new accounting standards that were issued or became effective during the fiscal three months ended March 30, 2025 had, or are expected to have, a significant impact on the Condensed Consolidated Financial Statements.

2. Inventories

As of March 30, 2025 and December 29, 2024, Inventories consisted of:

(Dollars in Millions)	March 30, 2025	December 29, 2024
Raw materials and supplies	$298	$274
Goods in process	96	101
Finished goods	1,286	1,216
Total inventories	$1,680	$1,591

3. Intangible Assets and Goodwill

As of March 30, 2025 and December 29, 2024, the gross and net amounts of intangible assets were:

	March 30, 2025			December 29, 2024
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Patents and trademarks	$4,224	$(1,873)	$2,351	$4,110	$(1,780)	$2,330
Customer relationships	1,991	(1,120)	871	1,933	(1,074)	859
Other intangibles	1,291	(711)	580	1,276	(694)	582
Total definite-lived intangible assets	$7,506	$(3,704)	$3,802	$7,319	$(3,548)	$3,771
Indefinite-lived intangible assets:
Trademarks	$4,724	$—	$4,724	$4,648	$—	$4,648
Other	60	—	60	55	—	55
Total intangible assets, net	$12,290	$(3,704)	$8,586	$12,022	$(3,548)	$8,474

Gross carrying amount changes for the fiscal three months ended March 30, 2025 were driven by the impact of currency translations.

No intangible asset impairments were recognized for both the fiscal three months ended March 30, 2025 and March 31, 2024.

Amortization expense for the Company’s amortizable assets, which is included in Cost of sales, was $63 million and $74 million for the fiscal three months ended March 30, 2025 and March 31, 2024, respectively.

Goodwill by reportable business segment was as follows:

(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total
Goodwill as of December 29, 2024	$5,054	$2,185	$1,604	$8,843
Currency translation	216	55	22	293
Goodwill as of March 30, 2025	$5,270	$2,240	$1,626	$9,136

4. Borrowings

The components of the Company’s debt as of March 30, 2025 and December 29, 2024 were as follows:

(Dollars in Millions)	March 30, 2025	December 29, 2024
Senior Notes(1)
5.50% Senior Notes due 2025	$—	$750
5.35% Senior Notes due 2026	750	750
5.05% Senior Notes due 2028	1,000	1,000
5.00% Senior Notes due 2030	1,000	1,000
4.90% Senior Notes due 2033	1,250	1,250
5.10% Senior Notes due 2043	750	750
5.05% Senior Notes due 2053	1,500	1,500
5.20% Senior Notes due 2063	750	750
Other(2)	120	119
Discounts and debt issuance costs	(62)	(64)
Total	7,058	7,805
Less: Current portion of long-term debt—principal amount, net of discounts and debt issuance costs	(749)	(750)
Total long-term debt	6,309	7,055
Current portion of long-term debt—principal amount	750	750
Commercial paper	1,680	800
Discounts and debt issuance costs	(5)	(3)
Other	4	5
Total loans and notes payable	2,429	1,552
Total debt	$8,738	$8,607
(1) On March 22, 2023, the Company issued eight series of senior unsecured notes (the “Senior Notes”) in an aggregate principal amount of $7.75 billion.
(2) Other consists of primarily finance lease liabilities.

Interest Expense, Net

The amount included in Interest expense, net in the Condensed Consolidated Statements of Operations for the fiscal three months ended March 30, 2025 and March 31, 2024 consisted of the following:

	Fiscal Three Months Ended
(Dollars in Millions)	March 30, 2025	March 31, 2024
Interest expense	$107	$109
Interest income	(13)	(14)
Interest expense, net	$94	$95

Fair Value of Debt

The Company’s debt was recorded at the carrying amount. The estimated fair value of the Company’s Senior Notes was $6.9 billion and $7.5 billion as of March 30, 2025 and December 29, 2024, respectively. Fair value was estimated based upon quoted market prices in active markets which would be considered Level 2 in the fair value hierarchy. The carrying value of the commercial paper notes approximated the fair value as of March 30, 2025 and December 29, 2024 due to the nature and short-term duration of the instrument.

5. Accrued and Other Liabilities

As of March 30, 2025 and December 29, 2024, Accrued liabilities consisted of:

(Dollars in Millions)	March 30, 2025	December 29, 2024
Accrued expenses	$424	$368
Accrued compensation and benefits	186	325
Operating lease liabilities	37	36
Tax indemnification liability(1)	82	82
Other accrued liabilities	278	321
Total accrued liabilities	$1,007	$1,132

As of March 30, 2025 and December 29, 2024, Other liabilities, non-current, consisted of:

(Dollars in Millions)	March 30, 2025	December 29, 2024
Accrued income taxes	$192	$185
Operating lease liabilities	76	76
Tax indemnification liability(1)	149	143
Other accrued liabilities	142	132
Total other liabilities	$559	$536
(1) The balances primarily relate to the Tax Matters Agreement (as defined in Note 8, “Relationship with J&J—Tax Indemnification”) entered into with J&J on May 3, 2023 that governs the parties’ respective rights, responsibilities, and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes. See Note 8, “Relationship with J&J—Tax Indemnification,” for more information.

6. Accumulated Other Comprehensive Loss

Components of Accumulated other comprehensive loss consisted of the following for the fiscal three months ended March 30, 2025 and March 31, 2024:

(Dollars in Millions)	Foreign Currency Translation	Employee Benefit Plans	Gain on Derivatives and Hedges(1)	Total Accumulated Other Comprehensive Loss
December 29, 2024	$(6,040)	$(130)	$24	$(6,146)
Other comprehensive income (loss) before reclassifications	452	(4)	(5)	443
Amounts reclassified to the Condensed Consolidated Statement of Operations	—	1	3	4
Net current period Other comprehensive income (loss)	452	(3)	(2)	447
March 30, 2025	$(5,588)	$(133)	$22	$(5,699)

December 31, 2023	$(5,257)	$(167)	$47	$(5,377)
Other comprehensive (loss) income before reclassifications	(280)	2	(21)	(299)
Amounts reclassified to the Condensed Consolidated Statement of Operations	—	1	—	1
Net current period Other comprehensive (loss) income	(280)	3	(21)	(298)
March 31, 2024	$(5,537)	$(164)	$26	$(5,675)
(1) For the fiscal three months ended March 30, 2025 and March 31, 2024, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $(2) million and $(21) million, respectively, related to its cash flow hedge portfolio.

Amounts in Accumulated other comprehensive loss are presented net of the related tax impact. Foreign currency translation is not adjusted for income taxes where it relates to permanent investments in international operations. For additional details on comprehensive income, see the Condensed Consolidated Statements of Comprehensive Income (Loss).

The provision (benefit) for taxes allocated to the components of Accumulated other comprehensive loss before reclassification for the fiscal three months ended March 30, 2025 and March 31, 2024 was as follows:

	Fiscal Three Months Ended
(Dollars in Millions)	March 30, 2025	March 31, 2024
Foreign currency translation	$(9)	$(2)
Gain on derivatives and hedges	(1)	10
Total (benefit) provision for taxes recognized in Accumulated other comprehensive loss	$(10)	$8

The provision (benefit) for taxes allocated to employee benefit plans before reclassification was not significant for the fiscal three months ended March 30, 2025 and March 31, 2024. The provision (benefit) for taxes allocated to the reclassifications from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Operations was not significant for the fiscal three months ended March 30, 2025 and March 31, 2024.

7. Stock-Based Compensation

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

The classification of stock-based compensation expense for the fiscal three months ended March 30, 2025 and March 31, 2024 was as follows:

	Fiscal Three Months Ended
(Dollars in Millions)	March 30, 2025	March 31, 2024
Cost of sales	$8	$36
Selling, general, and administrative expenses	36	45
Total stock-based compensation expense(1)	$44	$81
(1) The decrease in stock-based compensation expense was driven by the vesting of stock-based awards that were converted into Kenvue awards on August 23, 2023 in connection with the Separation from J&J, which had a higher grant date fair value and shorter expense attribution period as compared to stock-based awards outstanding as of March 30, 2025, as well as the vesting of RSUs granted as part of the Founder Shares (as defined in Note 14, “Segments of Business”). During the fiscal three months ended March 30, 2025, the Company also made a refinement to the methodology of its stock-based compensation expense allocations.

Grant activity for the fiscal three months ended March 30, 2025 primarily relates to stock options, RSUs, and PSUs awarded as part of the annual grant of stock-based awards under the Kenvue 2023 Plan that occurred during the fiscal three months ended March 30, 2025.

8. Relationship with J&J

On August 23, 2023, Kenvue became a fully independent company upon the completion of the Exchange Offer (see Note 1, “Description of the Company and Summary of Significant Accounting Policies—Description of the Company and Business Segments”), and J&J ceased to be a related party on that date. The Company continues to have material agreements with J&J—see “—Transactions with J&J, Including the Separation Agreement” section below for additional details of these material agreements that govern the Company’s relationship with J&J.

Transactions with J&J, Including the Separation Agreement

In connection with the Separation, Kenvue entered into various agreements with J&J which created a framework for the Company’s ongoing relationships with J&J following the completion of the Kenvue IPO. These agreements include, but are not limited to:

•the Separation Agreement, which governs aspects of Kenvue’s relationship with J&J following the Kenvue IPO;
•a tax matters agreement (the “Tax Matters Agreement”), which governs J&J’s and Kenvue’s respective rights, responsibilities, and obligations with respect to all tax matters, including tax liabilities, tax attributes, tax contests, and tax returns (See “—Tax Indemnification” below);
•a transition services agreement (the “Transition Services Agreement”), pursuant to which J&J provides to Kenvue certain services for terms of varying duration following the Kenvue IPO; and
•a transition manufacturing agreement (the “Transition Manufacturing Agreement”), pursuant to which J&J provides to Kenvue certain manufacturing services for terms of varying duration following the Kenvue IPO.

The Company had the following balances and transactions with J&J and its affiliates, primarily in connection with the Tax Matters Agreement, Transition Services Agreement, and the Transition Manufacturing Agreement, reported in the Condensed Consolidated Financial Statements:

(Dollars in Millions)	March 30, 2025	December 29, 2024
Prepaid expenses and other receivables	$116	$109
Accounts payable and Accrued liabilities	$261	$270
Other assets	$80	$78
Other liabilities	$149	$143

	Fiscal Three Months Ended
(Dollars in Millions)	March 30, 2025	March 31, 2024
Cost of sales	$47	$62
Selling, general, and administrative expenses	$15	$63

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

Preservation of the Intended Tax Treatment of Certain Steps of the Separation and the Distribution

With respect to taxes incurred in connection with the Separation and the Distribution, Kenvue will generally be required to indemnify J&J for any taxes resulting from the failure of certain steps of the Separation and the Distribution to qualify for their intended tax treatment, where such taxes are attributable to actions or omissions by Kenvue. In addition, during the time period ending two years after the date of the Distribution, August 23, 2025, covenants are in place that will limit or restrict certain actions, including share issuances, business combinations, sales of assets, and similar transactions by Kenvue. The Company does not believe that the above covenants have had a material impact on the Company to date. The Company believes that it has complied with these requirements to date.

The Company recorded a net liability totaling approximately $106 million and $104 million for income and non-income indemnification tax payables and refunds, unrecognized tax benefits, and associated interest due to J&J as Prepaid expenses and other receivables and Accrued liabilities for current assets and current liabilities, respectively, and to Other assets and Other liabilities for non-current assets and non-current liabilities, respectively, on the Condensed Consolidated Balance Sheets as of March 30, 2025 and December 29, 2024, respectively.

9. Other Operating Expense, Net and Other Expense, Net

Other operating expense, net for the fiscal three months ended March 30, 2025 and March 31, 2024 consisted of:

	Fiscal Three Months Ended
(Dollars in Millions)	March 30, 2025	March 31, 2024
Royalty income	(4)	(9)
Impact of Deferred Markets(1)	12	15
Other(2)	5	4
Total other operating expense, net	$13	$10
(1) Includes the provision for taxes, minority interest expense, and service fees to be paid to J&J under the net economic benefit arrangements. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Variable Interest Entities and Net Economic Benefit Arrangements,” for more information regarding Deferred Markets.
(2) Other consists primarily of litigation expense, losses on disposals of fixed assets, and other miscellaneous operating (income) expenses.

Other expense, net for the fiscal three months ended March 30, 2025 and March 31, 2024 consisted of:

	Fiscal Three Months Ended
(Dollars in Millions)	March 30, 2025	March 31, 2024
Currency losses (gains) on transactions	$6	$(4)
Losses on investments	—	31
Other(1)	—	1
Total other expense, net	$6	$28
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

The worldwide effective income tax rates were 29.7% and 30.7% for the fiscal three months ended March 30, 2025 and March 31, 2024, respectively. The decrease in the effective tax rate was primarily the result of less unfavorable true-ups in the Company’s deferred tax positions as compared to the fiscal three months ended March 31, 2024, as well as a windfall on stock-based compensation recorded during the fiscal three months ended March 30, 2025 as compared to a shortfall on stock-based compensation recorded during the fiscal three months ended March 31, 2024. The decrease was partially offset by reduced tax benefits derived from fewer releases of tax reserves as compared to the fiscal three months ended March 31, 2024.

As of March 30, 2025, the Company had approximately $185 million of liabilities from unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries. With respect to the United States, per the Tax Matters Agreement between J&J and the Company, J&J remains liable for all liabilities related to the final settlement of any U.S. federal income tax audits in which the Company was part of J&J’s federal consolidated tax return. In other major jurisdictions where the Company conducts business, the years that are under tax audit or remain open to tax audits range from 2014 and forward.

The Company has included the impact of enacted legislation related to the Organization for Economic Co-operation Development’s (“OECD”) Pillar Two Inclusive Framework in its provision for taxes beginning in fiscal year 2024. While the impact of currently enacted laws for Pillar Two is not significant, it is possible that further administrative guidance from OECD or new legislation in countries where the Company operates could have a material effect on the Company’s provision for taxes in the future.

11. Net Income Per Share

The Company had 1,933,067,203 shares of common stock issued and 1,918,858,759 shares of common stock outstanding as of March 30, 2025.

Diluted net income per share is computed by giving effect to all potentially dilutive equity instruments or equity awards that are outstanding during the period. The Company had 41.8 million and 57.6 million shares during the fiscal three months ended March 30, 2025 and March 31, 2024, respectively, that were determined to be anti-dilutive under the treasury stock method and therefore were excluded from the diluted net income per share calculation. For both the fiscal three months ended March 30, 2025 and March 31, 2024, the majority of anti-dilutive shares related to stock options.

Net income per share for the fiscal three months ended March 30, 2025 and March 31, 2024 was calculated as follows:

	Fiscal Three Months Ended
(In Millions, Except Per Share Data)	March 30, 2025	March 31, 2024
Net income	$322	$296

Basic weighted average number of shares outstanding	1,914	1,915
Dilutive effects of stock-based awards	11	5
Diluted weighted average number of shares outstanding	1,925	1,920

Net income per share:
Basic	$0.17	$0.15
Diluted	$0.17	$0.15

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

The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 30, 2025 and December 29, 2024:

	March 30, 2025				December 29, 2024
(Dollars in Millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Forward foreign exchange contracts	$53	$—	$53	$—	$81	$—	$81	$—
Cross currency swap contracts	19	—	19	—	71	—	71	—
Total assets	$72	$—	$72	$—	$152	$—	$152	$—
Liabilities:
Forward foreign exchange contracts	$(47)	$—	$(47)	$—	$(76)	$—	$(76)	$—
Cross currency swap contracts	(16)	—	(16)	—	(1)	—	(1)	—
Total liabilities	$(63)	$—	$(63)	$—	$(77)	$—	$(77)	$—
Net amount presented in Prepaid expenses and other receivables:	$32	$—	$32	$—	$52	$—	$52	$—
Net amount presented in Accounts payable:	$(17)	$—	$(17)	$—	$(13)	$—	$(13)	$—
Net amount presented in Other assets:	$3	$—	$3	$—	$36	$—	$36	$—
Net amount presented in Other liabilities:	$(9)	$—	$(9)	$—	$—	$—	$—	$—

As of March 30, 2025 and December 29, 2024, cash equivalents were $131 million and $118 million, respectively, which were primarily composed of time deposits and money market funds.

The carrying amount of Cash and cash equivalents, Trade receivables, Prepaid expenses and other receivables, and Loans and notes payable approximated fair value as of March 30, 2025 and December 29, 2024. The fair value of forward foreign exchange contracts is the aggregation by currency of all future cash flows discounted to its present value at the prevailing market interest rates and subsequently converted to the U.S. dollar at the current spot foreign exchange rate. The cross currency swap contracts are each recorded at fair value derived from observable market data, including foreign exchange rates and yield curves.

There were no transfers between Level 1, Level 2, or Level 3 during the fiscal three months ended March 30, 2025 and the fiscal twelve months ended December 29, 2024.

The following table sets forth the notional amounts of the Company’s outstanding derivative instruments as of March 30, 2025 and December 29, 2024:

	March 30, 2025			December 29, 2024
(Dollars in Millions)	Forward foreign exchange contracts	Cross currency swap contracts	Total notional amount	Forward foreign exchange contracts	Cross currency swap contracts	Total notional amount
Cash flow hedges	$3,528	$—	$3,528	$3,570	$—	$3,570
Fair value hedges	$28	$—	$28	$30	$—	$30
Net investment hedges	$—	$1,900	$1,900	$—	$1,900	$1,900
Undesignated hedging instruments	$540	$—	$540	$574	$—	$574

Cash Flow Hedges

For the fiscal three months ended March 30, 2025 and March 31, 2024, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $(2) million and $(21) million, respectively, related to its cash flow hedge portfolio.

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

The following table is a summary of the gains and losses recognized on forward foreign exchange contracts designated as cash flow hedges within Other comprehensive income (loss) and the gains and losses reclassified into earnings for the fiscal three months ended March 30, 2025 and March 31, 2024:

	Fiscal Three Months Ended
(Dollars in Millions)	March 30, 2025	March 31, 2024
Loss recognized in Other comprehensive income (loss)	$(6)	$(11)
(Loss) gain reclassified from Other comprehensive income (loss) into earnings	$(4)	$1

The following table presents a summary of the gains and losses reclassified from Other comprehensive income (loss) into earnings related to the forward foreign exchange contracts designated as cash flows hedges for the fiscal three months ended March 30, 2025 and March 31, 2024:

	Fiscal Three Months Ended
	March 30, 2025			March 31, 2024
(Dollars in Millions)	Net sales	Cost of sales	Other expense, net	Net sales	Cost of sales	Other expense, net
Gain (loss) reclassified from Other comprehensive income (loss) into earnings	$—	$(11)	$7	$—	$(6)	$7

Fair Value Hedges

Forward Foreign Exchange Contracts

Beginning in the fiscal three months ended March 31, 2024, the Company entered into forward foreign exchange contracts to hedge against the risk of changes in the fair value of foreign-denominated intercompany debt attributable to foreign exchange rate fluctuations. These contracts are designated as fair value hedging relationships at the date of contract inception in accordance with the appropriate accounting guidance. At inception, all designated fair value hedging relationships are expected to be highly effective. The contracts are accounted for using the spot method with changes in the fair value of the contract attributable to the changes in spot rates recorded within Other expense, net in the Condensed Consolidated Statements of Operations. The Company has elected to exclude the changes in the fair value attributable to the difference between the spot price and the forward price, as well as any cross currency basis spread, from the assessment of hedge effectiveness (the “Excluded Components”). The Excluded Components are excluded from the assessment of the hedge effectiveness. The value of the Excluded Components was not significant to the Condensed Consolidated Financial Statements in the current period or prior period. The changes in fair value attributable to the Excluded Components are recorded in Accumulated other comprehensive loss and are recognized in Other expense, net in the Condensed Consolidated Statements of Operations on a systematic and rational basis over the life of the hedging instrument.

Net Investment Hedges

Cross Currency Swap Contracts

Beginning in the fiscal three months ended December 31, 2023, the Company entered into cross currency swap contracts to hedge exposure in foreign subsidiaries with local functional currencies. These contracts are designated as net investment hedges at the date of contract inception in accordance with the appropriate accounting guidance. These contracts are accounted for using the spot method with changes in the fair value of the contracts attributable to changes in spot rates recorded within Cumulative Translation Adjustments (“CTA”) as a component of Other comprehensive income (loss) and will remain there until the hedged net investments are sold or substantially liquidated. The Company has elected to exclude the changes in the fair value attributable to time value and spot-forward rate differences (the “Excluded Net Investment Hedge Components on Cross Currency Swap Contracts”) from the assessment of the hedge effectiveness. The value of the Excluded Net Investment Hedge Components on Cross Currency Swap Contracts was not significant to the Condensed Consolidated Financial Statements in the current period or prior period. The changes in fair value attributable to the Excluded Net Investment Hedge Components on Cross Currency Swap Contracts are recognized into Interest expense, net in the Condensed Consolidated Statements of Operations on a systematic and rational basis through the swap accrual over the life of the hedging instrument.

The following table is a summary of the gains and losses recognized within Other comprehensive income (loss) related to the cross currency swap contracts designated as net investment hedges for the fiscal three months ended March 30, 2025 and March 31, 2024:

	Fiscal Three Months Ended
(Dollars in Millions)	March 30, 2025	March 31, 2024
(Loss) gain recognized in CTA within Other comprehensive income (loss)	$(56)	$47

Other than amounts excluded from effectiveness testing, the Company did not reclassify any gains or losses from CTA within Other comprehensive income (loss) to earnings during the fiscal three months ended March 30, 2025 and March 31, 2024 related to the cross currency swap contracts designated as net investment hedges.

Undesignated Hedging Instruments

Undesignated Forward Foreign Exchange Contracts

Since 2022, the Company has entered into forward foreign exchange contracts to offset the foreign currency exposure related to the monetary assets and liabilities in non-functional currencies. These contracts are not designated as cash flow hedging relationships, and the net allocated gains and losses related to these contracts are recognized within Other expense, net in the Condensed Consolidated Statements of Operations. As of March 30, 2025 and December 29, 2024, respectively, the Company held forward foreign exchange contracts that were not designated in cash flow hedging relationships with a fair value of $(1) million and $0 million, respectively.

The following table is a summary of the gains and losses recognized within Other expense, net related to the undesignated forward foreign exchange contracts for the fiscal three months ended March 30, 2025 and March 31, 2024:

	Fiscal Three Months Ended
(Dollars in Millions)	March 30, 2025	March 31, 2024
Gain (loss) recognized in Other expense, net	$—	$(3)

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

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 30, 2025, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accordingly accrued for those contingent liabilities and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments. Accrued liabilities related to litigation matters are included in Accrued liabilities and Other liabilities on the Condensed Consolidated Balance Sheets. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; significant facts are in dispute; procedural or jurisdictional issues exist; the number of potential claims is certain or predictable; comprehensive multi-party settlements are achievable; there are complex related cross-claims and counterclaims; and/or there are numerous parties involved.

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

Claims for personal injury have been made against the Company’s subsidiary Johnson & Johnson Consumer Inc., now known as Kenvue Brands LLC (“JJCI”), along with other third-party sellers of acetaminophen-containing products, in federal court alleging that in utero exposure to acetaminophen (the active ingredient in Tylenol®, an over-the-counter (“OTC”) pain medication) is associated with the development of autism spectrum disorder and/or attention-deficit/hyperactivity disorder in children. In October 2022, lawsuits filed in federal courts in the United States were organized as a multi-district litigation in the U.S. District Court for the Southern District of New York. In February 2024, the court entered final judgment in favor of JJCI and the other sellers of acetaminophen-containing products and dismissed the majority of cases then pending in the multi-district litigation. A Notice of Appeal was filed for those cases in March 2024. In August 2024, all remaining cases then pending in the multi-district litigation were dismissed. As of December 2024, all cases were on appeal. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. In addition, lawsuits have been filed in state court against JJCI, the Company, and J&J, and trial dates are being set. Lawsuits have also been filed in Canada against the Company’s subsidiary Johnson & Johnson Inc. (Canadian affiliate) (“JJI”) and J&J. At this stage in these proceedings, the Company is unable to reasonably estimate either the likelihood or the magnitude of its potential liability arising out of these claims and lawsuits.

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

District Court for the Eastern District of New York. In November 2024, the U.S. District Court for the Eastern District of New York dismissed plaintiffs’ streamlined complaint, and a Notice of Appeal was filed in December 2024. Separately, putative Canadian class actions were filed beginning in September 2023 against the Company’s affiliates, along with other third-party sellers and manufacturers of PE-containing products, alleging false, misleading representations, and seeking damages and declaratory relief based on similar causes of action. In December 2024, a representative action was filed in the Federal Court of Australia, Victoria Registry, against the Company’s subsidiary Johnson & Johnson Pacific Pty Limited alleging false and misleading representations and seeking damages and associated relief based on broadly similar causes of action to those in the United States. In February 2025, a representative action was filed in the High Court of New Zealand, Auckland Registry against Johnson & Johnson (New Zealand) Limited and the Company’s subsidiaries JNTL Consumer Health (New Zealand) Limited and Johnson & Johnson Pacific Pty Limited, alleging breaches of the Fair Trading Act 1986 and the Consumer Guarantees Act 1993.

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

Other

A significant number of personal injury claims alleging that talc causes cancer were made against J&J and certain of its current and former affiliates, including the Company, arising out of the use of body powders containing talc, primarily Johnson’s® Baby Powder. These personal injury suits were filed primarily in state and federal courts in the United States and in Canada.

Pursuant to the Separation Agreement, J&J has retained all liabilities on account of or relating to harm arising out of, based upon or resulting from, directly or indirectly, the presence of or exposure to talc or talc-containing products sold by J&J or its affiliates in the United States and Canada (the “Talc-Related Liabilities”) and, as a result, has agreed to indemnify the Company for the Talc-Related Liabilities and any costs associated with resolving such claims, including matters that have commenced in the United States and Canada naming the Company or its affiliates. The Company will, however, remain responsible for all liabilities on account of or relating to harm arising out of, based upon or resulting from, directly or indirectly, the presence of or exposure to talc or talc-containing products sold outside the United States or Canada.

14. Segments of Business

The Company is organized into three reportable business segments: Self Care, Skin Health and Beauty, and Essential Health.

The Company’s CODM, the Chief Executive Officer, uses Segment adjusted operating income as the measure of profit or loss and to evaluate the performance of the Company’s segments. For each segment, the CODM uses this information to assist in evaluating underlying trends, to monitor budget and forecast versus actual results, to make investment decisions to allocate resources both in total, and between the segments, and to make key segment personnel decisions. Segment profit is based on Operating income, excluding depreciation, amortization of intangible assets, Separation-related costs, restructuring expenses and operating model optimization initiatives, impairment charges, the impact of the conversion of stock-based awards, issuance of Founder Shares (as defined below), Other operating expense, net, and unallocated general corporate administrative expenses (referred to herein as “Segment adjusted operating income”), as the CODM excludes these items in assessing segment financial performance. General corporate/unallocated expenses, which include expenses related to treasury, legal operations, and certain other expenses, along with gains and losses related to the overall management of the Company, are not allocated to the segments. In assessing segment performance and managing operations, the CODM does not review segment assets.

The Company operates the business through the following three reportable business segments based on product categories:

Reportable Segments	Product Categories
Self Care	Cough, Cold, and Allergy
Pain Care
Other Self Care (Digestive Health, Smoking Cessation, Eye Care, and Other)
Skin Health and Beauty	Face and Body Care
Hair, Sun, and Other
Essential Health	Oral Care
Baby Care
Other Essential Health (Women’s Health, Wound Care, and Other)

The Company’s product categories as a percentage of Net sales for the fiscal three months ended March 30, 2025 and March 31, 2024 were as follows:

	Fiscal Three Months Ended
Product Categories	March 30, 2025	March 31, 2024
Cough, Cold, and Allergy	16%	15%
Pain Care	13	13
Other Self Care	16	16
Face and Body Care	18	18
Hair, Sun, and Other	8	9
Oral Care	10	10
Baby Care	9	9
Other Essential Health	10	10
Total	100%	100%

Segment Net Sales and Segment Adjusted Operating Income

Segment net sales and Segment adjusted operating income for the fiscal three months ended March 30, 2025 and March 31, 2024 were as follows:

	Fiscal Three Months Ended
	March 30, 2025				March 31, 2024
(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total	Self Care	Skin Health and Beauty	Essential Health	Total
Net sales	$1,667	$977	$1,097	$3,741	$1,698	$1,054	$1,142	$3,894
Segment adjusted Cost of sales(1)	587	413	496	1,496	569	456	524	1,549
Other segment expense items(2)	514	472	362	1,348	528	452	354	1,334
Segment adjusted operating income(3)	$566	$92	$239	$897	$601	$146	$264	$1,011
Reconciliation to Income before taxes
Less:
Depreciation(4)				73				75
Amortization of intangible assets(5)				63				74
Separation-related costs(6)				38				67
Restructuring expenses and operating model optimization initiatives(7)				67				50
Impairment charges(8)				—				68
Conversion of stock-based awards(9)				3				22
Founder Shares(10)				3				8
Other operating expense, net				13				10
General corporate/unallocated expenses				79				87
Operating income				$558				$550
Other expense, net				6				28
Interest expense, net				94				95
Income before taxes				$458				$427
(1) The Company defines Segment adjusted cost of sales as Cost of sales adjusted for amortization of intangible assets, Separation-related costs, conversion of stock-based awards, Founder Shares (as defined below), operating model optimization initiatives, and general corporate/unallocated expenses.
(2) Other segment expense items for each reportable segment include brand support, employee-related costs, shipping and handling costs, research and development costs, and certain other operating expenses (income).
(3) Effective in the fiscal three months ended June 30, 2024, the Company adjusted the allocation for certain Research and development costs within Selling, general, and administrative expenses to align with segment financial results as measured by the Company, including the CODM. Accordingly, the Company has updated its segment disclosures to reflect the updated presentation in all prior periods. Total Adjusted operating income did not change as a result of this update.
(4) Depreciation consists of depreciation of property, plant, and equipment and amortization of integration and development costs capitalized in connection with cloud computing arrangements.
(5) Relates to the amortization of definite-lived intangible assets (primarily trademarks, trade names, and customers lists) over their estimated useful lives.
(6) See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Separation-Related Costs,” for additional information regarding Separation-related costs.
(7) Restructuring expenses and operating model optimization initiatives relate to the 2024 Multi-Year Restructuring Initiative (as defined in Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives”). See Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives” for additional information.

(8) Impairment charges for the fiscal three months ended March 31, 2024 relate to the impact of a $68 million non-cash impairment charge recorded on the held for sale asset associated with the Company’s former corporate headquarters in Skillman, New Jersey. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Assets Held for Sale,” for more information.
(9) Segment adjusted operating income excludes the impact of the conversion of stock-based awards that occurred on August 23, 2023. The adjustment represents the net impact of the gain on reversal of previously recognized stock-based compensation expense, offset by stock-based compensation expense recognized in the fiscal three months ended March 30, 2025 and March 31, 2024 relating to employee services provided prior to the Separation.
(10) On August 25, 2023, the Company’s Compensation & Human Capital Committee approved equity grants to individuals employed by Kenvue as of October 2, 2023 (the “Founder Shares”). On October 2, 2023, the Founder Shares were granted to all Kenvue employees in the form of stock options and PSUs to executive officers and either stock options and PSUs or RSUs to non-executive individuals.

Depreciation and Amortization

Depreciation and amortization by reportable segment for the fiscal three months ended March 30, 2025 and March 31, 2024 were as follows:

	Fiscal Three Months Ended
(Dollars in Millions)	March 30, 2025	March 31, 2024
Self Care	$49	$45
Skin Health and Beauty	29	49
Essential Health	58	55
Total depreciation and amortization(1)	$136	$149
(1) Depreciation consists of depreciation of property, plant, and equipment and amortization of integration and development costs capitalized in connection with cloud computing arrangements. Amortization relates to the amortization of intangible assets.

15. Restructuring Expenses and Operating Model Optimization Initiatives

As part of the Company’s continued transformation to a fit-for-purpose consumer company, during the fiscal year 2024, the Company began strategic initiatives intended to enhance organizational efficiencies and better position Kenvue for future growth (“Our Vue Forward”). To further Our Vue Forward, on May 6, 2024, the Company’s Board of Directors approved a multi-year initiative (the “2024 Multi-Year Restructuring Initiative”) to build on the Company’s strengths, improve underlying information technology infrastructure, and optimize its cost structure by rebalancing resources to better position the Company for future growth. The 2024 Multi-Year Restructuring Initiative primarily includes global workforce reductions, changes in management structure, and the transition to centralized shared-service functions in lower-cost locations.

The 2024 Multi-Year Restructuring Initiative is expected to result in pre-tax restructuring expenses and other charges totaling approximately $550 million, consisting of information technology and project-related costs (approximately 50%), employee-related costs (approximately 40%), and other implementation costs (approximately 10%). These charges are expected to be funded primarily through cash flows generated from operations. The Company planned to incur approximately $275 million in pre-tax restructuring expenses and other charges in each of fiscal year 2024 and fiscal year 2025. The Company incurred lower than expected spend inception-to-date through March 30, 2025 due to the shift in timing of certain information technology and project-related costs to fiscal year 2025 and lower than expected employee-related costs relating to severance spend due to employee redeployment and voluntary exits.

The following table summarizes the classification of pre-tax restructuring expenses and other charges incurred related to the 2024 Multi-Year Restructuring Initiative during the fiscal three months ended March 30, 2025 and March 31, 2024:

	Fiscal Three Months Ended
(Dollars in Millions)	March 30, 2025	March 31, 2024
Restructuring expenses	$60	$41
Cost of sales	6	6
Selling, general, and administrative expenses	1	3
Total pre-tax restructuring expenses and other charges	$67	$50

The following table summarizes the pre-tax restructuring expenses and other charges incurred by cost type related to the 2024 Multi-Year Restructuring Initiative during the fiscal three months ended March 30, 2025 and March 31, 2024 and inception-to- date through March 30, 2025:

	Fiscal Three Months Ended		Inception-To-Date Through March 30, 2025
(Dollars in Millions)	March 30, 2025	March 31, 2024
Employee-related costs(1)	$25	$35	$131
Information technology and project-related costs(2)	40	13	139
Other implementation costs(3)	2	2	18
Total pre-tax restructuring expenses and other charges	$67	$50	$288
(1) Employee-related costs primarily include severance and other termination benefits.
(2) Information technology and project-related costs primarily include advisory costs to operationalize the initiative.
(3) Other implementation costs primarily include costs to terminate contracts, impairments of assets, and other associated costs to exit.

The following table summarizes the activity related to accrued restructuring expenses and other charges for the 2024 Multi-Year Restructuring Initiative during the fiscal three months ended March 30, 2025:

(Dollars in Millions)	Employee-related Costs(1)	Information Technology and Project-Related Costs(2)	Other Implementation Costs(3)	Total Costs
Accrued restructuring expenses and other charges as of December 29, 2024	$25	$65	$3	$93
Charges to earnings	25	40	2	67
Cash payments	(24)	(64)	(1)	(89)
Non-cash charges	—	—	—	—
Accrued restructuring expenses and other charges as of March 30, 2025	$26	$41	$4	$71
(1) Employee-related costs primarily include severance and other termination benefits.
(2) Information technology and project-related costs primarily include advisory costs to operationalize the initiative.
(3) Other implementation costs primarily include costs to terminate contracts, impairments of assets, and other associated costs to exit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions, and projections about our industry, business, and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal twelve months ended December 29, 2024 filed on February 24, 2025 with the SEC (the “Annual Report”) and the section titled “Cautionary Note Regarding Forward-Looking Statements” included herein.

This discussion should be read in conjunction with our accompanying Condensed Consolidated Financial Statements as of March 30, 2025 and for the fiscal three months ended March 30, 2025 and March 31, 2024, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial statements, and our audited consolidated financial statements for the fiscal twelve months ended December 29, 2024, which are included in the Annual Report. In our opinion, the Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations, and cash flows for the periods indicated. All currency amounts are expressed in U.S. dollars unless otherwise noted.

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

For additional information about our three reportable business segments, see Note 14, “Segments of Business,” to the Condensed Consolidated Financial Statements included herein.

Separation from J&J

In November 2021, J&J, our former parent company, announced its intention to separate its Consumer Health segment (the “Consumer Health Business”) into an independent publicly traded company (the “Separation”). Kenvue was incorporated in Delaware in February 2022, as a wholly owned subsidiary of J&J, to serve as the ultimate parent company of J&J’s Consumer Health Business. In April 2023, J&J completed the transfer of substantially all of the assets and liabilities of the Consumer Health Business to us and our subsidiaries. In May 2023, we completed an initial public offering (the “Kenvue IPO”) and began trading on the New York Stock Exchange under the ticker symbol “KVUE.” In July 2023, J&J announced an exchange offer (the “Exchange Offer”) under which its shareholders could exchange shares of J&J common stock for shares of our common stock owned by J&J. In August 2023, J&J completed the Exchange Offer, completing the Separation from J&J and transition to being a fully independent public company.

We are incurring certain non-recurring separation-related costs in connection with our establishment as a standalone public company (the “Separation-related costs”). We expect the Separation-related costs will continue through approximately the first half of fiscal year 2025. For additional information about the Separation, see Note 1, “Description of the Company and Summary of Significant Accounting Policies,” and Note 8, “Relationship with J&J,” to the Condensed Consolidated Financial Statements included herein.

Relationship with J&J

We entered into the Separation Agreement and various other agreements with J&J for the purpose of effecting the Separation. These agreements provide a framework for our relationship with J&J and govern various interim and ongoing relationships between us and J&J that follow the completion of the Kenvue IPO. See Note 8, “Relationship with J&J,” to the Condensed Consolidated Financial Statements included herein for additional information on these agreements.

Kenvue Global and North America Headquarters

On April 20, 2023, we entered into a long-term lease for a newly renovated global and North America corporate headquarters building and a newly constructed research and development building in Summit, New Jersey (the “Global and North America Headquarters Lease”). In March 2025, we began operating out of the new global and North America corporate headquarters. The relocation to our new campus from multiple U.S.-based locations will continue through 2026 when the new research and development building is expected to be complete. When construction is completed, the campus will encompass approximately 290,000 square feet. The Global and North America Headquarters Lease collectively includes the lease associated with the global and North America corporate headquarters building, the lease associated with the land where the research and development building is under construction, and the lease associated with land to be used for amenities.

On February 21, 2024, we listed our former corporate headquarters in Skillman, New Jersey for sale, which met the criteria to be classified as held for sale at that date. The Skillman, New Jersey facility continues to meet the criteria for held for sale classification as of March 30, 2025. For the fiscal three months ended March 31, 2024, an impairment charge of $68 million was recorded on the held for sale asset associated with the former corporate headquarters in Skillman. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Assets Held for Sale,” to the Condensed Consolidated Financial Statements included herein for more information.

Recent Developments

Macroeconomic developments, including changes in global trade policies, may adversely affect prevailing economic conditions and our business, results of operations, or financial condition. In the first half of 2025, the U.S. government issued executive orders imposing tariffs on goods imported into the United States. These actions, as well as retaliatory tariffs imposed by other countries on U.S. exports, are expected to increase supply chain costs in certain geographies and create economic uncertainty for consumers. While the situation is fluid, based on our preliminary analysis of the effects of the tariffs that have been implemented by the United States and retaliatory measures that are in effect as of the reporting date, we estimate incremental gross tariff exposure of approximately $150 million in fiscal year 2025. We continue to monitor the potential impacts that the increased tariffs and other trade restrictions may have on our business, and we continue to focus on internal mitigating actions to partially offset the impact.

Key Factors Affecting Our Results

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors” in our Annual Report.

Restructuring

As part of our continued transformation to a fit-for-purpose consumer company, during the fiscal year 2024, we began strategic initiatives intended to enhance organizational efficiencies and better position us for future growth (“Our Vue Forward”). To further Our Vue Forward, on May 6, 2024, our Board of Directors (our “Board”) approved a multi-year initiative (the “2024 Multi-Year Restructuring Initiative”) to build on our strengths, improve our underlying information technology infrastructure, and optimize our cost structure by rebalancing resources to better position us for future growth. The 2024 Multi-Year Restructuring Initiative primarily includes global workforce reductions, changes in management structure, and the transition to centralized shared-service functions in lower-cost locations. See Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for further information.

Acquisitions and Divestitures

We did not complete any significant acquisitions or divestitures during the fiscal three months ended March 30, 2025 and March 31, 2024.

Legal Proceedings

See Note 13, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements included herein for additional information regarding our current legal proceedings.

Results of Operations

Fiscal Three Months Ended March 30, 2025 Compared with Fiscal Three Months Ended March 31, 2024

Our results for the fiscal three months ended March 30, 2025 and March 31, 2024 were as follows:

	Fiscal Three Months Ended		Change In Fiscal Period
	March 30, 2025	March 31, 2024	Change 2024 to 2025
(Dollars in Millions)			Amount	Percent
Net sales	$3,741	$3,894	$(153)	(3.9)%
Cost of sales	1,573	1,652	(79)	(4.8)
Gross profit	2,168	2,242	(74)	(3.3)
Selling, general, and administrative expenses	1,537	1,573	(36)	(2.3)
Restructuring expenses	60	41	19	46.3
Impairment charges	—	68	(68)	*
Other operating expense, net	13	10	3	30.0
Operating income	558	550	8	1.5
Other expense, net	6	28	(22)	(78.6)
Interest expense, net	94	95	(1)	(1.1)
Income before taxes	458	427	31	7.3
Provision for taxes	136	131	5	3.8
Net income	$322	$296	$26	8.8%
* Calculation not meaningful.

Net Sales

Net sales were $3.7 billion and $3.9 billion for the fiscal three months ended March 30, 2025 and March 31, 2024, respectively, a decrease of $153 million, or 3.9%. Excluding the impact of unfavorable changes in foreign currency exchange rates of 2.7%, Organic sales (a non-GAAP financial measure as defined in “Segment Results—Organic Sales Change” below) decline was 1.2%. Organic sales decline was driven by volume-related decreases of 0.9% and unfavorable value realization (defined as price, including mix) of 0.3%. Organic sales decline was driven by decreases in Skin Health and Beauty primarily in the United States attributable to current fiscal year competitive pressures and strategic price investments, as well as decreases in Self Care attributable to declines in Cough and Cold products and pediatric Pain Care outside of the United States due to a weak season, resulting in destocking in China. The decline was partially offset by increases in Self Care in North America driven by Allergy Care and Pain Care. For additional information about the Net sales of our three reportable business segments, see “—Segment Results” below.

The following table presents a reconciliation of the change in U.S. GAAP Net sales to the change in Organic sales for the fiscal three months ended March 30, 2025 as compared to the fiscal three months ended March 31, 2024:

	Fiscal Three Months Ended March 30, 2025 vs March 31, 2024
	Reported Net sales change	Impact of foreign currency	Organic sales change
			Total Organic sales change	Price/Mix(1)	Volume
Total	(3.9)%	(2.7)%	(1.2)%	(0.3)%	(0.9)%
(1) Also referred to as value realization.

Cost of Sales

Cost of sales were $1.6 billion and $1.7 billion for the fiscal three months ended March 30, 2025 and March 31, 2024, respectively, a decrease of $79 million, or 4.8%. Gross profit margin expanded 40 basis points to 58.0% for the fiscal three months ended March 30, 2025 as compared to 57.6% for the fiscal three months ended March 31, 2024. Changes in both Cost of sales and gross profit margin were primarily due to gains attributable to the realization of benefits associated with our supply chain optimization initiatives, partially offset by volume deleverage at internal manufacturing sites. Changes in both Cost of sales and gross profit margin were also impacted by a refinement to the methodology of our stock-based compensation expense allocations. Gross profit margin also decreased due to unfavorable value realization.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $1.5 billion and $1.6 billion for the fiscal three months ended March 30, 2025 and March 31, 2024, respectively, a decrease of $36 million, or 2.3%. Selling, general, and administrative expenses as a percentage of Net sales increased 70 basis points to 41.1% for the fiscal three months ended March 30, 2025, as compared to 40.4% for the fiscal three months ended March 31, 2024. The decrease in Selling, general, and administrative expenses was primarily attributable to savings from Our Vue Forward and a $26 million decrease in Separation-related costs, partially offset by higher expenses related to brand support, including advertising, primarily in Skin Health and Beauty and Essential Health. The decrease in Selling, general, and administrative expenses was also partially offset by a refinement to the methodology of our stock-based compensation expense allocations.

Restructuring Expenses

Restructuring expenses were $60 million and $41 million for the fiscal three months ended March 30, 2025 and March 31, 2024, respectively, an increase of $19 million. Restructuring expenses relate to costs incurred under Our Vue Forward and the increase was driven by higher information technology and project-related costs. See Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for additional information.

Impairment Charges

Impairment charges were $0 million and $68 million for the fiscal three months ended March 30, 2025 and March 31, 2024, respectively, a decrease of $68 million. Impairment charges for the fiscal three months ended March 31, 2024 was driven by the impact of a $68 million non-cash impairment charge related to our former corporate headquarters in Skillman, New Jersey, which was classified as held for sale on February 21, 2024. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Assets Held for Sale,” to the Condensed Consolidated Financial Statements included herein for additional information.

Other Operating Expense, Net

Other operating expense, net was $13 million and $10 million for the fiscal three months ended March 30, 2025 and March 31, 2024, respectively, an increase of $3 million. Other operating expense, net for the fiscal three months ended March 30, 2025 and March 31, 2024 was driven by the $12 million and $15 million accounting impact, respectively, of net economic benefit arrangements with J&J in connection with the Deferred Local Businesses (see Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included herein for additional information), partially offset by $4 million and $9 million, respectively, of royalty income. See Note 9, “Other Operating Expense, Net and Other Expense, Net,” to the Condensed Consolidated Financial Statements included herein for additional information.

Other Expense, Net

Other expense, net was $6 million and $28 million for the fiscal three months ended March 30, 2025 and March 31, 2024, respectively, a decrease of $22 million. Other expense, net for the fiscal three months ended March 30, 2025 was driven by $6 million of currency losses on transactions. Other expense, net for the fiscal three months ended March 31, 2024 was driven by $31 million in losses on investments. See Note 9, “Other Operating Expense, Net and Other Expense, Net,” to the Condensed Consolidated Financial Statements included herein for additional information.

Interest Expense, Net

Interest expense, net was $94 million and $95 million for the fiscal three months ended March 30, 2025 and March 31, 2024, respectively, a decrease of $1 million. Interest expense, net in both fiscal periods primarily includes interest expense, including amortization of discounts and debt issuance costs, recognized on the Senior Notes (as defined in Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein) and notes issued under the commercial paper program. See Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein for additional information.

Provision For Taxes

Provision for taxes was $136 million and $131 million for the fiscal three months ended March 30, 2025 and March 31, 2024, respectively, an increase of $5 million. The increase in Provision for taxes was primarily due to higher year-to-date pre-tax income, as well as reduced tax benefits derived from fewer releases of tax reserves as compared to the fiscal three months ended March 31, 2024. The increase was partially offset by less unfavorable true-ups in our deferred tax positions as compared to the fiscal three months ended March 31, 2024 as well as a windfall on stock-based compensation recorded during the fiscal three months ended March 30, 2025 as compared to a shortfall on stock-based compensation recorded during the fiscal three months ended March 31, 2024. In addition, the worldwide effective income tax rates for the fiscal three months ended March 30, 2025 and March 31, 2024 were 29.7% and 30.7%, respectively. See Note 10, “Income Taxes,” to the Condensed Consolidated Financial Statements included herein for additional information.

Segment Results

Segment profit is based on Operating income, excluding depreciation, amortization of intangible assets, Separation-related costs, restructuring expenses and operating model optimization initiatives, impairment charges, the impact of the conversion of stock-based awards, issuance of Founder Shares (as defined below), Other operating expense, net, and unallocated general corporate administrative expenses (referred to herein as “Segment adjusted operating income”), as the Chief Operating Decision Maker (the “CODM”) excludes these items in assessing segment financial performance. General corporate/unallocated expenses, which include expenses related to treasury, legal operations, and certain other expenses, along with gains and losses related to the overall management of our Company, are not allocated to the segments. In assessing segment performance and managing operations, the CODM does not review segment assets.

See Note 14, “Segments of Business,” to the Condensed Consolidated Financial Statements included herein for additional information.

Fiscal Three Months Ended March 30, 2025 Compared with Fiscal Three Months Ended March 31, 2024

The following tables present Segment net sales and Segment adjusted operating income and the period-over-period changes in Segment net sales and Segment adjusted operating income for the fiscal three months ended March 30, 2025 and March 31, 2024. See Note 14, “Segments of Business,” to the Condensed Consolidated Financial Statements included herein for further details regarding Segment net sales and Segment adjusted operating income.

	Fiscal Three Months Ended								Change In Fiscal Period
	March 30, 2025				March 31, 2024				Change 2024 to 2025
(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total	Self Care	Skin Health and Beauty	Essential Health	Total	Amount	Percent
Net sales	$1,667	$977	$1,097	$3,741	$1,698	$1,054	$1,142	$3,894	$(153)	(3.9)%
Segment adjusted Cost of sales(1)	587	413	496	1,496	569	456	524	1,549	(53)	(3.4)
Other segment expense items(2)	514	472	362	1,348	528	452	354	1,334	14	1.0
Segment adjusted operating income(3)	$566	$92	$239	$897	$601	$146	$264	$1,011	$(114)	(11.3)%
Reconciliation to Income before taxes
Less:
Depreciation(4)				73				75
Amortization of intangible assets(5)				63				74
Separation-related costs(6)				38				67
Restructuring expenses and operating model optimization initiatives(7)				67				50
Impairment charges(8)				—				68
Conversion of stock-based awards(9)				3				22
Founder Shares(10)				3				8
Other operating expense, net				13				10
General corporate/unallocated expenses				79				87
Operating income				$558				$550
Other expense, net				6				28
Interest expense, net				94				95
Income before taxes				$458				$427
(1) We define Segment adjusted cost of sales as Cost of sales adjusted for amortization of intangible assets, Separation-related costs, conversion of stock-based awards, Founder Shares (as defined below), operating model optimization initiatives, and general corporate/unallocated expenses.
(2) Other segment expense items for each reportable segment include brand support, employee-related costs, shipping and handling costs, research and development costs, and certain other operating expenses (income).

(3) Effective in the fiscal three months ended June 30, 2024, we adjusted the allocation for certain Research and development costs within Selling, general, and administrative expenses to align with segment financial results as measured by the Company, including the CODM. Accordingly, we have updated the segment disclosures to reflect the updated presentation in all prior periods. Total Adjusted operating income did not change as a result of this update.
(4) Depreciation consists of depreciation of property, plant, and equipment and the amortization of integration and development costs capitalized in connection with cloud computing arrangements.
(5) Relates to the amortization of definite-lived intangible assets (primarily trademarks, trade names, and customers lists) over their estimated useful lives.
(6) See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Separation-Related Costs,” to the Condensed Consolidated Financial Statements included herein for additional information regarding Separation-related costs.
(7) Restructuring expenses and operating model optimization initiatives relate to the 2024 Multi-Year Restructuring Initiative. See Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives” to the Condensed Consolidated Financial Statements included herein for additional information.
(8) Impairment charges for the fiscal three months ended March 31, 2024 relate to the impact of a $68 million non-cash impairment charge recorded on the held for sale asset associated with the Company’s former corporate headquarters in Skillman, New Jersey. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Assets Held for Sale,” to the Condensed Consolidated Financial Statements included herein for additional information.
(9) Segment adjusted operating income excludes the impact of the conversion of stock-based awards that occurred on August 23, 2023. The adjustment represents the net impact of the gain on reversal of previously recognized stock-based compensation expense, offset by stock-based compensation expense recognized in the fiscal three months ended March 30, 2025 and March 31, 2024 relating to employee services provided prior to the Separation.
(10) On August 25, 2023, our Compensation & Human Capital Committee approved equity grants to individuals employed by Kenvue as of October 2, 2023 (the “Founder Shares”). On October 2, 2023, the Founder Shares were granted to all Kenvue employees in the form of stock options and PSUs to executive officers and either stock options and PSUs or RSUs to non-executive individuals.

	Fiscal Three Months Ended				Change in Fiscal Period
	March 30, 2025		March 31, 2024		Change 2024 to 2025
(Dollars in Millions)	Amount	Percent	Amount	Percent	Amount	Percent
Segment Net Sales
Self Care	$1,667	44.6%	$1,698	43.6%	$(31)	(1.8)%
Skin Health and Beauty	977	26.1	1,054	27.1	(77)	(7.3)
Essential Health	1,097	29.3	1,142	29.3	(45)	(3.9)
Segment net sales	$3,741	100.0%	$3,894	100.0%	$(153)	(3.9)%

Self Care	$566		$601		$(35)	(5.8)%
Skin Health and Beauty	92		146		(54)	(37.0)
Essential Health	239		264		(25)	(9.5)
Segment adjusted operating income(1)	$897		$1,011		$(114)	(11.3)%
(1) Refer to the table above for the reconciliation of Segment adjusted operating income to Operating income and Income before taxes in the Condensed Consolidated Financial Statements.

Organic Sales Change

We define Organic sales, a non-GAAP financial measure, as Net sales excluding the impact of changes in foreign currency exchange rates and the impact of acquisitions and divestitures. We assess our Net sales performance by measuring the period-over-period change in Organic sales. Management believes reporting period-over-period changes in Organic sales provides investors with additional, supplemental information that is useful in assessing our results of operations by excluding the impact of certain items that we believe do not directly reflect our underlying operations.

The following table presents a reconciliation of the change in U.S. GAAP Net sales to the change in Organic sales for the fiscal three months ended March 30, 2025 as compared to the fiscal three months ended March 31, 2024:

	Fiscal Three Months Ended March 30, 2025 vs March 31, 2024
	Reported Net sales change	Impact of foreign currency	Acquisitions and divestitures	Organic sales change
				Total Organic sales change	Price/Mix(1)	Volume
Self Care	(1.8)%	(2.1)%	—%	0.3%	0.3%	—%
Skin Health and Beauty	(7.3)	(2.3)	(0.2)	(4.8)	(1.9)	(2.9)
Essential Health	(3.9)	(3.9)	—	—	0.1	(0.1)
Total	(3.9)%	(2.7)%	—%	(1.2)%	(0.3)%	(0.9)%
(1) Also referred to as value realization.

Self Care Segment

Self Care Segment Net Sales

The Self Care Segment Net sales were $1.7 billion for both the fiscal three months ended March 30, 2025 and March 31, 2024. For the fiscal three months ended March 30, 2025, Net sales decreased $31 million, or 1.8%, as compared to the fiscal three months ended March 31, 2024. Excluding the impact of unfavorable changes in foreign currency exchange rates of 2.1%, Organic sales growth was 0.3%. Volume was flat; volume-related increases were primarily driven by Allergy Care in North America attributable to trade inventory builds in preparation for the allergy season due to planned activation strategies and Pain Care attributable to effective promotional strategies and product innovation in North America, offset by decreases in Cough and Cold products and pediatric Pain Care outside of the United States due to a weak season, resulting in destocking in China, as well as declines in antifungal products in APAC. Favorable value realization increased Organic sales by 0.3%.

Self Care Segment Adjusted Operating Income

The Self Care Segment adjusted operating income decreased by $35 million, or 5.8%, to $566 million for the fiscal three months ended March 30, 2025 as compared to the fiscal three months ended March 31, 2024. The decrease was primarily driven by volume deleverage at internal manufacturing sites, unfavorable changes in foreign currency exchange rates, and net input cost inflation, partially offset by favorable value realization.

Skin Health and Beauty Segment

Skin Health and Beauty Segment Net Sales

The Skin Health and Beauty Segment Net sales were $1.0 billion and $1.1 billion for the fiscal three months ended March 30, 2025 and March 31, 2024, respectively, a decrease of $77 million, or 7.3%. Excluding the impact of unfavorable changes in foreign currency exchange rates of 2.3% and the reduction in Net sales related to divestitures of 0.2%, Organic sales decline was 4.8%. The Organic sales decline was driven by both volume-related decreases of 2.9% and unfavorable value realization of 1.9% attributable to strategic price investments, primarily in the United States. Volume-related decreases were primarily attributable to current fiscal year competitive pressures and distribution losses, partially offset by increases in hair regrowth products across regions.

Skin Health and Beauty Segment Adjusted Operating Income

The Skin Health and Beauty Segment adjusted operating income decreased by $54 million, or 37.0%, to $92 million for the fiscal three months ended March 30, 2025 as compared to the fiscal three months ended March 31, 2024. The decrease was primarily driven by volume-related Net sales decreases, increased investment in our brands, and unfavorable value realization, partially offset by the realization of benefits associated with our supply chain optimization initiatives.

Essential Health Segment

Essential Health Segment Net Sales

The Essential Health Segment Net sales were $1.1 billion for both the fiscal three months ended March 30, 2025 and March 31, 2024. For the fiscal three months ended March 30, 2025, Net sales decreased $45 million, or 3.9%, as compared to the fiscal three months ended March 31, 2024. Excluding the impact of unfavorable changes in foreign currency exchange rates of 3.9%, Organic sales change was flat due to favorable value realization of 0.1%, offset by volume-related decreases of 0.1%. Volume-related decreases were primarily driven by Women’s Health due to market softness and Oral Care due to increased competitive pressures and market softness, partially offset by Wound Care.

Essential Health Segment Adjusted Operating Income

The Essential Health Segment adjusted operating income decreased by $25 million, or 9.5%, to $239 million for the fiscal three months ended March 30, 2025 as compared to the fiscal three months ended March 31, 2024. The decrease was primarily driven by unfavorable changes in foreign currency exchange rates, net input cost inflation, and increased investment in our brands, partially offset by the realization of benefits associated with our supply chain optimization initiatives.

Liquidity and Capital Resources

Cash Flows

Summarized cash flow information for the fiscal three months ended March 30, 2025 and March 31, 2024 were as follows:

			Change In Fiscal Period
	Fiscal Three Months Ended		Change 2024 to 2025
(Dollars in Millions)	March 30, 2025	March 31, 2024	Amount	Percent
Net income	$322	$296	$26	8.8%
Net changes in assets and liabilities	$(77)	$(339)	$262	(77.3)%
Net cash flows from operating activities	$428	$287	$141	49.1%
Net cash flows used in investing activities	$(167)	$(152)	$(15)	9.9%
Net cash flows used in financing activities	$(310)	$(326)	$16	(4.9)%
* Calculation not meaningful.

Operating Activities

Net cash flows from operating activities were $428 million and $287 million for the fiscal three months ended March 30, 2025 and March 31, 2024, respectively, an increase of $141 million. The increase was primarily attributable to net changes in working capital balances driven by Accounts payable and accrued liabilities due to the timing of payments, Other current and non-current assets due to timing of value-added tax receivables, and Trade receivables due to the timing of sales relative to collections.

Investing Activities

Net cash flows used in investing activities were $167 million and $152 million for the fiscal three months ended March 30, 2025 and March 31, 2024, respectively, an increase of $15 million. Net cash flows used in investing activities were primarily driven by purchases of property, plant, and equipment in both the fiscal three months ended March 30, 2025 and March 31, 2024.

Financing Activities

Net cash flows used in financing activities were $310 million and $326 million for the fiscal three months ended March 30, 2025 and March 31, 2024, respectively, a decrease of $16 million. Net cash flows used in financing activities for the fiscal three months ended March 30, 2025 were primarily driven by the $750 million repayment of the 5.50% Senior Notes due 2025 (as defined in Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein), $392 million of dividends paid, and $63 million of payments made to purchase treasury stock, partially offset by $868 million of net proceeds from the issuance of commercial paper under our commercial paper program. Net cash flows used in financing activities for the fiscal three months ended March 31, 2024 were primarily driven by $383 million of dividends paid and $91 million of payments made to purchase treasury stock, partially offset by $160 million of net proceeds from the issuance of commercial paper under our commercial paper program.

As of March 30, 2025 and March 31, 2024, total debt was $8,738 million and $8,607 million, respectively.

Sources of Liquidity

Our primary sources of liquidity are cash on hand, which consisted of Cash and cash equivalents of $1,057 million as of March 30, 2025, cash flows from operations, borrowing capacity under a revolving credit facility of $4.0 billion which expires in March 2029, and authorized commercial paper program issuance of $4.0 billion. Also, on February 24, 2025, we filed a registration statement on Form S-3 with the SEC under which from time to time we may sell securities. As of March 30, 2025, we had no amounts outstanding under the revolving credit facility and $1,676 million of outstanding balances under our commercial paper program, net of a related discount of $4 million.

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

Cash and cash equivalents decreased by $13 million during the fiscal three months ended March 30, 2025 to $1,057 million as of March 30, 2025, as compared to $1,070 million as of December 29, 2024. Cash and cash equivalents held by our foreign subsidiaries was $1,042 million and $1,044 million as of March 30, 2025 and December 29, 2024, respectively.

Restructuring

As part of our continued transformation to a fit-for-purpose consumer company, during the fiscal year 2024, we began Our Vue Forward to enhance organizational efficiencies and better position Kenvue for future growth. To further Our Vue Forward, on May 6, 2024, our Board approved the 2024 Multi-Year Restructuring Initiative to build on our strengths, improve our underlying information technology infrastructure, and optimize our cost structure by rebalancing resources to better position us for future growth. The 2024 Multi-Year Restructuring Initiative is expected to result in pre-tax restructuring expenses and other charges totaling approximately $550 million. We planned to incur approximately $275 million in pre-tax restructuring expenses and other charges in each of fiscal year 2024 and fiscal year 2025. We incurred lower than expected spend inception-to-date through March 30, 2025 due to the shift in timing of certain information technology and project-related costs to fiscal year 2025 and lower than expected employee-related costs relating to severance spend due to employee redeployment and voluntary exits. Over the life of the initiative, a majority of the pre-tax expenses and other charges are expected to be paid in cash. These charges are expected to be funded primarily through cash flows generated from operations. We began to realize savings resulting from the 2024 Multi-Year Restructuring Initiative in fiscal year 2024, and we expect to realize the full extent of annualized pre-tax gross cost savings of approximately $350 million beginning in fiscal year 2026. We expect to reinvest all or a portion of the benefits associated with the 2024 Multi-Year Restructuring Initiative in future growth opportunities, including immediate reinvestment behind advertising, product promotion, and healthcare professional engagement. Our estimates of the costs of the initiative and the expected benefits are preliminary estimates and are subject to a number of assumptions, including local law requirements in various jurisdictions. Actual charges may differ, possibly materially, from the estimates provided above. See Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for further information.

Dividends

Quarterly dividends have been paid to our shareholders since the Kenvue IPO. A summary of cash dividends per share on the outstanding Kenvue common stock declared to shareholders by our Board and paid during the fiscal three months ended March 30, 2025 is presented below:

Declaration Date	Record Date	Payment Date	Per Share Amount
January 16, 2025	February 12, 2025	February 26, 2025	$0.205

On April 16, 2025, we announced that our Board declared a dividend of $0.205 per share on our common stock. The dividend is payable on May 28, 2025 to shareholders of record as of the close of business on May 14, 2025.

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

As of March 30, 2025, we expect our primary cash requirements for fiscal year 2025 to include capital expenditures. We made payments of $179 million for property, plant, and equipment during the fiscal three months ended March 30, 2025.

Future Litigation

In the ordinary course of business, we are involved in litigation, claims, government inquiries, investigations, charges, and proceedings. See Note 13, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements included herein for further details regarding certain matters that are currently pending. Our ability to successfully resolve pending and future litigation may adversely impact our financial condition, results of operations, or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report.

Item 4. Controls And Procedures
Evaluation of Disclosure Controls and Procedures

As of March 30, 2025, the end of the period covered by this report, the Company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer reviewed and participated in this evaluation of Kenvue’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2025, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal three months ended March 30, 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information called for by this item is incorporated herein by reference to Note 13, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements included herein.

Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed under Part I, Item 1A, “Risk Factors” included in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities by the Company during the fiscal three months ended March 30, 2025.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fiscal three months ended October 1, 2023, our Board authorized a share repurchase program, under which we are authorized to repurchase up to 27,000,000 shares of our outstanding common stock in open market or privately negotiated transactions. The program has no expiration date and may be suspended or discontinued at any time. The intent of this repurchase program is to offset dilution from the vesting or exercise of equity-based awards under the Kenvue 2023 Plan (as defined in Note 7, “Stock-Based Compensation,” to the Condensed Consolidated Financial Statements included herein).

The following table represents our purchases of common stock during the fiscal three months ended March 30, 2025:

(Shares in Thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 30, 2024 – January 26, 2025	3,000	$20.94	3,000	12,792
January 27, 2025 – February 23, 2025	—	$—	—	12,792
February 24, 2025 – March 30, 2025	—	$—	—	12,792
Total number of shares purchased	3,000

Item 5. Other Information
Insider Trading Arrangements and Policies

During the fiscal three months ended March 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the conditions of the affirmative defense provided by Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1
Amended and Restated Certificate of Incorporation of Kenvue Inc., effective as of May 3, 2023, filed as Exhibit 3.1 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on May 8, 2023, and incorporated herein by reference

3.2
Amended and Restated Bylaws of Kenvue Inc., effective as of May 3, 2023, filed as Exhibit 3.2 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on May 8, 2023, and incorporated herein by reference

10.1
Form of Notice of Extension in respect of the Credit Agreement, dated as of March 6, 2023, by and among Kenvue Inc., the Lenders Party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10.16 to the Annual Report on Form 10-K filed by Kenvue Inc. with the SEC on February 24, 2025, and incorporated herein by reference

10.2
Cooperation Agreement dated March 5, 2025, by and between Kenvue Inc. and the entities and natural persons listed on the signature pages attached thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on March 5, 2025, and incorporated herein by reference

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

Kenvue Inc.

Date: May 8, 2025	/s/ PAUL RUH
Paul Ruh
Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2025	/s/ HEATHER HOWLETT
Heather Howlett
Chief Accounting Officer (Principal Accounting Officer)