Form 10-Q
period 2025-06-29
Kenvue Inc.
filed 2025-08-07
CIK 1944048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025
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

Not Applicable
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On August 1, 2025, 1,919,069,920 shares of Common Stock, $0.01 par value, were outstanding.

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
•Product reliability, safety, and/or efficacy concerns, whether or not based on scientific or factual evidence, potentially resulting in governmental investigations, regulatory action (including, but not limited to, the shutdown of manufacturing facilities, product relabeling, or withdrawal of product from the market), private claims and lawsuits, significant remediation and related costs, safety alerts, product shortages, product recalls, declining sales, reputational damage, and share price impact;
•The potential that the expected benefits and opportunities from our strategic review process, the 2024 Multi-Year Restructuring Initiative (as defined in Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein) or any other planned or completed restructuring, cost-saving, or other strategic initiative, acquisition, or divestiture may not be realized or may take longer to realize than expected;
•Our ability to establish, maintain, protect, and enforce intellectual property rights, as well as address the threats of counterfeit and other unauthorized versions of our products;
•Allegations that our products infringe the intellectual property rights of third parties;
•The impact of negative publicity and failed marketing efforts;
•Difficulties and delays in manufacturing, internally or within the supply chain, which may lead to business interruptions, product shortages, withdrawals, or suspensions of products from the market, and potential regulatory action;
•Our reliance on third-party relationships, global supply chains, and production and distribution processes, which may adversely affect manufacturing operations, supply, sourcing, and pricing of materials used in our products, and impact our ability to forecast product demand;
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
•Our ability to attract and retain talented, highly skilled employees and to implement succession plans for our senior management, including our search to identify our next permanent Chief Executive Officer;

•Climate change, extreme weather, and natural disasters, or legal, regulatory, or market measures to address climate change;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
KENVUE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions, Except Per Share Data; Shares in Thousands)

	June 29, 2025	December 29, 2024
Assets
Current assets
Cash and cash equivalents	$1,070	$1,070
Trade receivables, less allowances for credit losses ($25 and $26 as of June 29, 2025 and December 29, 2024, respectively)	2,331	2,165
Inventories	1,776	1,591
Prepaid expenses and other receivables	525	494
Other current assets	152	205
Total current assets	5,854	5,525
Property, plant, and equipment, net	2,038	1,849
Intangible assets, net	8,804	8,474
Goodwill	9,486	8,843
Deferred taxes on income	220	184
Other assets	730	726
Total Assets	$27,132	$25,601
Liabilities and Stockholders’ Equity
Current liabilities
Loans and notes payable	$1,553	$1,552
Accounts payable	2,568	2,254
Accrued liabilities	1,081	1,132
Accrued rebates, returns, and promotions	697	727
Accrued taxes on income	89	74
Total current liabilities	5,988	5,739
Long-term debt	7,057	7,055
Deferred taxes on income	2,380	2,261
Employee-related obligations	371	342
Other liabilities	606	536
Total liabilities	16,402	15,933
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value, 750,000 shares authorized; no shares issued and outstanding as of June 29, 2025 and December 29, 2024	—	—
Common stock, $0.01 par value, 12,500,000 shares authorized; 1,935,712 and 1,918,837 shares issued and outstanding as of June 29, 2025, respectively; 1,924,977 and 1,913,768 shares issued and outstanding as of December 29, 2024, respectively	19	19
Additional paid-in capital	16,288	16,130
Treasury stock, 16,874 and 11,208 shares at cost as of June 29, 2025 and December 29, 2024, respectively	(369)	(242)
Accumulated deficit	(136)	(93)
Accumulated other comprehensive loss	(5,072)	(6,146)
Total stockholders’ equity	10,730	9,668
Total Liabilities and Stockholders’ Equity	$27,132	$25,601
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in Millions, Except Per Share Data; Shares in Millions)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net sales	$3,839	$4,000	$7,580	$7,894
Cost of sales	1,578	1,635	3,151	3,287
Gross profit	2,261	2,365	4,429	4,607
Selling, general, and administrative expenses	1,504	1,641	3,041	3,214
Restructuring expenses	60	48	120	89
Impairment charges	—	510	—	578
Other operating expense, net	5	12	18	22
Operating income	692	154	1,250	704
Other expense (income), net	10	(3)	16	25
Interest expense, net	94	92	188	187
Income before taxes	588	65	1,046	492
Provision for taxes	168	7	304	138
Net income	$420	$58	$742	$354

Net income per share
Basic	$0.22	$0.03	$0.39	$0.18
Diluted	$0.22	$0.03	$0.39	$0.18
Weighted-average number of shares outstanding
Basic	1,919	1,915	1,917	1,915
Diluted	1,928	1,920	1,927	1,920
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; Dollars in Millions)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income	$420	$58	$742	$354
Other comprehensive income (loss), net of taxes
Foreign currency translation	613	(152)	1,065	(432)
Employee benefit plans	(5)	3	(8)	6
Derivatives and hedges	19	(11)	17	(32)
Other comprehensive income (loss)	627	(160)	1,074	(458)
Comprehensive income (loss)	$1,047	$(102)	$1,816	$(104)
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; Dollars in Millions, Except Per Share Data; Shares in Thousands)

	Fiscal Three Months Ended June 29, 2025
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
March 30, 2025	1,918,859	$19	$16,201	14,208	$(305)	$(163)	$(5,699)	$10,053
Net income	—	—	—	—	—	420	—	420
Other comprehensive income	—	—	—	—	—	—	627	627
Cash dividends on common stock ($0.205 per share)	—	—	—	—	—	(393)	—	(393)
Stock-based compensation	—	—	37	—	—	—	—	37
Issuance of common stock under the Kenvue 2023 Plan, net	2,644	—	50	—	—	—	—	50
Purchase of treasury stock	(2,666)	—	—	2,666	(64)	—	—	(64)
June 29, 2025	1,918,837	$19	$16,288	16,874	$(369)	$(136)	$(5,072)	$10,730

	Fiscal Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
March 31, 2024	1,914,698	$19	$16,033	4,950	$(98)	$342	$(5,675)	$10,621
Net income	—	—	—	—	—	58	—	58
Other comprehensive loss	—	—	—	—	—	—	(160)	(160)
Cash dividends on common stock ($0.20 per share)	—	—	—	—	—	(383)	—	(383)
Stock-based compensation	—	—	61	—	—	—	—	61
Issuance of common stock under the Kenvue 2023 Plan, net	366	—	6	—	—	—	—	6
Separation-related adjustments	—	—	(25)	—	—	—	—	(25)
June 30, 2024	1,915,064	$19	$16,075	4,950	$(98)	$17	$(5,835)	$10,178

	Fiscal Six Months Ended June 29, 2025
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
December 29, 2024	1,913,768	$19	$16,130	11,208	$(242)	$(93)	$(6,146)	$9,668
Net income	—	—	—	—	—	742	—	742
Other comprehensive income	—	—	—	—	—	—	1,074	1,074
Cash dividends on common stock ($0.41 per share)	—	—	—	—	—	(785)	—	(785)
Stock-based compensation	—	—	81	—	—	—	—	81
Issuance of common stock under the Kenvue 2023 Plan, net	10,735	—	77	—	—	—	—	77
Purchase of treasury stock	(5,666)	—	—	5,666	(127)	—	—	(127)
June 29, 2025	1,918,837	$19	$16,288	16,874	$(369)	$(136)	$(5,072)	$10,730

	Fiscal Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
December 31, 2023	1,915,057	$19	$16,147	350	$(7)	$429	$(5,377)	$11,211
Net income	—	—	—	—	—	354	—	354
Other comprehensive loss	—	—	—	—	—	—	(458)	(458)
Cash dividends on common stock ($0.40 per share)	—	—	—	—	—	(766)	—	(766)
Stock-based compensation	—	—	142	—	—	—	—	142
Issuance of common stock under the Kenvue 2023 Plan, net	4,607	—	(6)	—	—	—	—	(6)
Purchase of treasury stock	(4,600)	—	—	4,600	(91)	—	—	(91)
Separation-related adjustments	—	—	(208)	—	—	—	—	(208)
June 30, 2024	1,915,064	$19	$16,075	4,950	$(98)	$17	$(5,835)	$10,178
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)

	Fiscal Six Months Ended
	June 29, 2025	June 30, 2024
Cash flows from operating activities
Net income	$742	$354
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	278	290
Stock-based compensation	81	142
Deferred income taxes	(27)	(205)
Impairment charges	—	578
Losses on investments	—	31
Other	33	19
Net changes in assets and liabilities
Trade receivables	(51)	(233)
Inventories	(117)	(49)
Other current and non-current assets	112	35
Accounts payable and accrued liabilities	109	(237)
Employee-related obligations	(4)	7
Accrued taxes on income	(29)	(44)
Other liabilities	(78)	39
Net cash flows from operating activities	1,049	727
Cash flows used in investing activities
Purchases of property, plant, and equipment	(267)	(243)
Other investing activities	10	6
Net cash flows used in investing activities	(257)	(237)
Cash flows used in financing activities
(Repayments of) proceeds from commercial paper program, net of issuance cost	(25)	50
Proceeds from issuance of Senior Notes, net of issuance cost	746	—
Repayment of Senior Notes	(750)	—
Dividends paid	(785)	(766)
Purchase of treasury stock	(127)	(91)
Other financing activities	83	(9)
Net cash flows used in financing activities	(858)	(816)
Effect of exchange rate changes on cash and cash equivalents	66	(42)
Cash and cash equivalents, beginning of period	1,070	1,382
Net increase (decrease) in cash and cash equivalents	—	(368)
Cash and cash equivalents, end of period	$1,070	$1,014
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of the Company and Summary of Significant Accounting Policies

Description of the Company and Business Segments

Kenvue Inc. (“Kenvue” or the “Company”) is a pure-play consumer health company with iconic brands including Aveeno®, BAND-AID® Brand, Johnson’s®, Listerine®, Neutrogena®, Nicorette®, Tylenol®, and Zyrtec®. The Company is organized into three reportable business segments: Self Care, Skin Health and Beauty, and Essential Health. The Self Care segment includes a broad product range such as cough, cold, and allergy; pain care; digestive health; smoking cessation; eye care; and other products. The Skin Health and Beauty segment is focused on face and body care, as well as hair, sun, and other products. The Essential Health segment includes oral care, baby care, women’s health, wound care, and other products.

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

On July 24, 2023, J&J announced an exchange offer (the “Exchange Offer”) under which its shareholders could exchange shares of J&J common stock for shares of Kenvue common stock owned by J&J. On August 23, 2023, J&J completed the Exchange Offer, and as a result, Kenvue became a fully independent company.

On May 17, 2024, J&J completed an additional exchange offer (the “Debt-for-Equity Exchange”) through which J&J exchanged indebtedness of J&J for shares of Kenvue common stock owned by J&J. Following the completion of the Debt-for-Equity Exchange, J&J did not own any shares of Kenvue common stock.

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

Impairment Charges

No impairments were recognized for the fiscal three and six months ended June 29, 2025.

Impairment charges for the fiscal three and six months ended June 30, 2024 consisted of:

	Fiscal Three Months Ended	Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2024	June 30, 2024
Dr.Ci:Labo® asset impairment(1)	$488	$488
Skillman fixed asset impairment(2)	—	68
Other asset impairment(3)	22	22
Total impairment charges	$510	$578
(1) Represents the impairment charge recognized during the fiscal three months ended June 30, 2024 in relation to Dr.Ci:Labo® long-lived assets. See “—Dr.Ci:Labo® Asset Impairment” below and Note 3, “Intangible Assets and Goodwill,” for more information.
(2) Represents the impairment charge recorded during the fiscal three months ended March 31, 2024 on the held for sale asset associated with the Company’s former corporate headquarters in Skillman, New Jersey. See “—Assets Held for Sale” below.
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

Assets Held for Sale

On February 21, 2024, the Company listed its former corporate headquarters in Skillman, New Jersey for sale, which met the criteria to be classified as held for sale at that date. The Skillman, New Jersey facility continues to meet the criteria for held for sale classification as of June 29, 2025. The held for sale asset is measured at the lower of the carrying amount or the fair value less costs to sell.

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

The Company recorded the remaining asset held for sale balance related to the Skillman, New Jersey facility within Other current assets on the Condensed Consolidated Balance Sheets as of both June 29, 2025 and December 29, 2024.

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

Separation-Related Costs

The Company is incurring certain non-recurring separation-related costs in connection with the establishment of Kenvue as a standalone public company (“Separation-related costs”), which are included in Cost of sales and Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations. The Company does not expect that separation-related costs will be recorded subsequent to the fiscal third quarter of 2025.

Separation-related costs for the fiscal three and six months ended June 29, 2025 and June 30, 2024 consisted of:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Information technology and other(1)	$18	$68	$51	$128
Legal entity name change	6	11	11	18
Total Separation-related costs	$24	$79	$62	$146
(1) Primarily related to the disentanglement of systems and the costs associated with the discontinuation of certain information technology assets.

Research and Development

Research and development expenses are expensed as incurred and included in Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations. Research and development expenses were $91 million and $105 million for the fiscal three months ended June 29, 2025 and June 30, 2024, respectively, and $190 million and $205 million for the fiscal six months ended June 29, 2025 and June 30, 2024, respectively.

Supplier Finance Program

As of June 29, 2025 and December 29, 2024, the Company’s Accounts payable balances included $281 million and $260 million, respectively, related to invoices from suppliers participating in the supplier finance program.

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

All Deferred Legal Entities are exposed to similar operational risks and are therefore monitored and evaluated on a similar basis by management. Accordingly, the financial information for Deferred Legal Entities has been aggregated and the following table summarizes the consolidated assets and liabilities of these entities on the Condensed Consolidated Balance Sheets as of June 29, 2025 and December 29, 2024. The amounts represented in this table are only those assets of the VIEs that can be used to settle only the VIE’s obligations and the VIE’s creditors (or beneficial interest holders) have no recourse against the general credit of the primary beneficiary.

(Dollars in Millions)	June 29, 2025	December 29, 2024
Assets
Current assets
Cash and cash equivalents	$136	$99
Trade receivables, less allowances for credit losses	66	70
Inventories	27	16
Prepaid expenses and other receivables	13	3
Total current assets	242	188
Property, plant, and equipment, net	4	3
Deferred taxes on income	2	3
Other assets	5	—
Total assets	$253	$194
Liabilities
Current liabilities
Accounts payable	$3	$3
Accrued liabilities	13	11
Accrued rebates, returns, and promotions	17	16
Total current liabilities	33	30
Other liabilities	3	—
Total liabilities	$36	$30

The Company recognized Net income of $0 million and $4 million for the fiscal three months ended June 29, 2025 and June 30, 2024, respectively, and $5 million and $6 million for the fiscal six months ended June 29, 2025 and June 30, 2024, respectively, related to the Deferred Legal Entities in the Condensed Consolidated Statements of Operations.

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

The Company had a net liability to J&J of $28 million and $23 million as of June 29, 2025 and December 29, 2024, respectively, in relation to the net economic benefit arrangements on the Condensed Consolidated Balance Sheets. The Company recognized Net income of $14 million and $19 million for the fiscal three months ended June 29, 2025 and June 30, 2024, respectively, and $22 million and $33 million for the fiscal six months ended June 29, 2025 and June 30, 2024, respectively, in relation to the net economic benefit arrangements in the Condensed Consolidated Statements of Operations.

Recent Accounting Standards Not Yet Adopted

Accounting Standards Update (“ASU”) 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances the transparency of income tax disclosures, primarily by requiring public business entities to disclose 1) consistent categories and greater disaggregation of information in the rate reconciliations and 2) the disclosure of income taxes paid disaggregated by jurisdiction, among other requirements. This guidance is effective for public entities for the fiscal years beginning after December 15, 2024. The Company expects to adopt the amendments on a prospective basis. The Company is currently evaluating this guidance and expects that adoption will result in changes to the annual income tax disclosures, including, but not limited to, greater disaggregation of information related to rate reconciliations and income taxes paid.

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

No other new accounting standards that were issued or became effective during the fiscal six months ended June 29, 2025 had, or are expected to have, a significant impact on the Condensed Consolidated Financial Statements.

2. Inventories

As of June 29, 2025 and December 29, 2024, Inventories consisted of:

(Dollars in Millions)	June 29, 2025	December 29, 2024
Raw materials and supplies	$312	$274
Goods in process	87	101
Finished goods	1,377	1,216
Total inventories	$1,776	$1,591

3. Intangible Assets and Goodwill

As of June 29, 2025 and December 29, 2024, the gross and net amounts of intangible assets were:

	June 29, 2025			December 29, 2024
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Patents and trademarks	$4,489	$(2,032)	$2,457	$4,110	$(1,780)	$2,330
Customer relationships	2,051	(1,167)	884	1,933	(1,074)	859
Other intangibles	1,328	(740)	588	1,276	(694)	582
Total definite-lived intangible assets	$7,868	$(3,939)	$3,929	$7,319	$(3,548)	$3,771
Indefinite-lived intangible assets:
Trademarks	$4,814	$—	$4,814	$4,648	$—	$4,648
Other	61	—	61	55	—	55
Total intangible assets, net	$12,743	$(3,939)	$8,804	$12,022	$(3,548)	$8,474

Gross carrying amount changes for the fiscal six months ended June 29, 2025 were driven by the impact of currency translations.

No intangible asset impairments were recognized for both the fiscal three and six months ended June 29, 2025.

For the fiscal three and six months ended June 30, 2024, the Company recognized $479 million in intangible asset impairments, of which $463 million related to impairment charges recognized in relation to Dr.Ci:Labo® definite-lived intangible assets, including trademarks and other intangibles, as described in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Impairment Charges.”

Amortization expense for the Company’s amortizable assets, which is included in Cost of sales, was $64 million and $72 million for the fiscal three months ended June 29, 2025 and June 30, 2024, respectively, and $127 million and $146 million for the fiscal six months ended June 29, 2025 and June 30, 2024, respectively.

The following table summarizes the changes in the carrying amount of goodwill by reportable business segment during the fiscal six months ended June 29, 2025:

(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total Goodwill
December 29, 2024	$5,054	$2,185	$1,604	$8,843
Currency translation	428	140	75	643
June 29, 2025	$5,482	$2,325	$1,679	$9,486

4. Borrowings

The components of the Company’s debt as of June 29, 2025 and December 29, 2024 were as follows:

(Dollars in Millions)	June 29, 2025	December 29, 2024
Senior Notes
5.50% Senior Notes due 2025	$—	$750
5.35% Senior Notes due 2026	750	750
5.05% Senior Notes due 2028	1,000	1,000
5.00% Senior Notes due 2030	1,000	1,000
4.85% Senior Notes due 2032	750	—
4.90% Senior Notes due 2033	1,250	1,250
5.10% Senior Notes due 2043	750	750
5.05% Senior Notes due 2053	1,500	1,500
5.20% Senior Notes due 2063	750	750
Other(1)	122	119
Discounts and debt issuance costs	(66)	(64)
Total	7,806	7,805
Less: Current portion of long-term debt—principal amount, net of discounts and debt issuance costs	(749)	(750)
Total long-term debt	7,057	7,055
Current portion of long-term debt—principal amount	750	750
Commercial paper	800	800
Discounts and debt issuance costs	(2)	(3)
Other	5	5
Total loans and notes payable	1,553	1,552
Total debt	$8,610	$8,607
(1) Other consists of primarily finance lease liabilities.

Senior Notes

On May 22, 2025, the Company issued a series of senior unsecured notes maturing in 2032 in an aggregate principal amount of $750 million, which bear an interest rate of 4.850% per annum. The interest payments are due on May 22 and November 22 of each year, and commence on November 22, 2025. These notes, collectively with the series of senior unsecured notes issued on March 22, 2023, are referred to as the “Senior Notes.”

Interest Expense, Net

The amount included in Interest expense, net in the Condensed Consolidated Statements of Operations for the fiscal three and six months ended June 29, 2025 and June 30, 2024 consisted of the following:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Interest expense	$107	$106	$214	$215
Interest income	(13)	(14)	(26)	(28)
Interest expense, net	$94	$92	$188	$187

Fair Value of Debt

The Company’s debt was recorded at the carrying amount. The estimated fair value of the Company’s Senior Notes was $7.6 billion and $7.5 billion as of June 29, 2025 and December 29, 2024, respectively. Fair value was estimated based upon quoted market prices in active markets which would be considered Level 2 in the fair value hierarchy. The carrying value of the commercial paper notes approximated the fair value as of June 29, 2025 and December 29, 2024 due to the nature and short-term duration of the instrument.

5. Accrued and Other Liabilities

As of June 29, 2025 and December 29, 2024, Accrued liabilities and Other liabilities, respectively, consisted of:

(Dollars in Millions)	June 29, 2025	December 29, 2024
Accrued expenses	$467	$368
Accrued compensation and benefits	252	325
Operating lease liabilities	38	36
Tax indemnification liability(1)	53	82
Other accrued liabilities	271	321
Total accrued liabilities	$1,081	$1,132

(Dollars in Millions)	June 29, 2025	December 29, 2024
Accrued income taxes	$208	$185
Operating lease liabilities	96	76
Tax indemnification liability(1)	154	143
Other accrued liabilities	148	132
Total other liabilities	$606	$536
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

6. Accumulated Other Comprehensive Loss

The following tables summarize the changes in the accumulated balances for each component of Accumulated other comprehensive loss during the fiscal three and six months ended June 29, 2025 and June 30, 2024:

(Dollars in Millions)	Foreign Currency Translation	Employee Benefit Plans	Gain on Derivatives and Hedges(1)	Total Accumulated Other Comprehensive Loss
March 30, 2025	$(5,588)	$(133)	$22	$(5,699)
Other comprehensive income (loss) before reclassifications	613	(6)	37	644
Amounts reclassified to the Condensed Consolidated Statement of Operations	—	1	(18)	(17)
Net current period Other comprehensive income (loss)	613	(5)	19	627
June 29, 2025	$(4,975)	$(138)	$41	$(5,072)

March 31, 2024	$(5,537)	$(164)	$26	$(5,675)
Other comprehensive (loss) income before reclassifications	(152)	2	(3)	(153)
Amounts reclassified to the Condensed Consolidated Statement of Operations	—	1	(8)	(7)
Net current period Other comprehensive (loss) income	(152)	3	(11)	(160)
June 30, 2024	$(5,689)	$(161)	$15	$(5,835)
(1) For the fiscal three months ended June 29, 2025 and June 30, 2024, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $19 million and $(12) million, respectively, related to its cash flow hedge portfolio.

(Dollars in Millions)	Foreign Currency Translation	Employee Benefit Plans	Gain on Derivatives and Hedges(1)	Total Accumulated Other Comprehensive Loss
December 29, 2024	$(6,040)	$(130)	$24	$(6,146)
Other comprehensive income (loss) before reclassifications	1,065	(10)	32	1,087
Amounts reclassified to the Condensed Consolidated Statement of Operations	—	2	(15)	(13)
Net current period Other comprehensive income (loss)	1,065	(8)	17	1,074
June 29, 2025	$(4,975)	$(138)	$41	$(5,072)

December 31, 2023	$(5,257)	$(167)	$47	$(5,377)
Other comprehensive (loss) income before reclassifications	(432)	4	(24)	(452)
Amounts reclassified to the Condensed Consolidated Statement of Operations	—	2	(8)	(6)
Net current period Other comprehensive (loss) income	(432)	6	(32)	(458)
June 30, 2024	$(5,689)	$(161)	$15	$(5,835)
(1) For the fiscal six months ended June 29, 2025 and June 30, 2024, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $17 million and $(33) million, respectively, related to its cash flow hedge portfolio.

Amounts in Accumulated other comprehensive loss are presented net of the related tax impact. Foreign currency translation is not adjusted for income taxes where it relates to permanent investments in international operations. For additional details on comprehensive income, see the Condensed Consolidated Statements of Comprehensive Income (Loss).

The provision (benefit) for taxes allocated to the components of Accumulated other comprehensive loss before reclassification for the fiscal three and six months ended June 29, 2025 and June 30, 2024 was as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Foreign currency translation	$(14)	$(3)	$(23)	$(5)
Employee benefit plans	(4)	—	(4)	—
Gain on derivatives and hedges	7	1	6	11
Total (benefit) provision for taxes recognized in Accumulated other comprehensive loss	$(11)	$(2)	$(21)	$6

The provision (benefit) for taxes allocated to the reclassifications from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Operations was not significant for the fiscal three and six months ended June 29, 2025 and June 30, 2024.

7. Stock-Based Compensation

The classification of stock-based compensation expense for the fiscal three and six months ended June 29, 2025 and June 30, 2024 was as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Cost of sales(1)	$7	$27	$15	$63
Selling, general, and administrative expenses(1)	30	34	66	79
Total stock-based compensation expense(2)	$37	$61	$81	$142
(1) During the fiscal three months ended March 30, 2025, the Company made a refinement to the methodology of its stock-based compensation expense allocations, which resulted in a reduction to Cost of sales and an increase to Selling, general, and administrative expenses for the fiscal three and six months ended June 29, 2025 as compared to the fiscal three and six months ended June 30, 2024.
(2) The decrease in stock-based compensation expense during the fiscal three and six months ended June 29, 2025 as compared to the fiscal three and six months ended June 30, 2024 was driven primarily by forfeitures of unvested stock-based awards. The decrease in stock-based compensation expense during the fiscal six months ended June 29, 2025 as compared to the fiscal six months ended June 30, 2024 was additionally driven by the vesting of J&J stock-based awards that were converted into Kenvue awards, which had a higher grant date fair value and shorter expense attribution period as compared to stock-based awards outstanding as of June 29, 2025.

Grant activity for the fiscal six months ended June 29, 2025 primarily relates to stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”) awarded as part of the annual grant of stock-based awards under the 2023 Long-Term Incentive Plan (the “Kenvue 2023 Plan”) that occurred during the fiscal three months ended March 30, 2025.

There was no significant grant activity during the fiscal three months ended June 29, 2025.

8. Relationship with J&J

On August 23, 2023, Kenvue became a fully independent company upon the completion of the Exchange Offer (see Note 1, “Description of the Company and Summary of Significant Accounting Policies—Description of the Company and Business Segments”), and J&J ceased to be a related party on that date. The Company continues to have material agreements with J&J—see “—Transactions with J&J, Including the Separation Agreement” below for additional details of these material agreements that govern the Company’s relationship with J&J.

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

The Company had the following balances and transactions with J&J and its affiliates, primarily in connection with the Tax Matters Agreement, Transition Services Agreement, and the Transition Manufacturing Agreement, reported in the Condensed Consolidated Financial Statements:

(Dollars in Millions)	June 29, 2025	December 29, 2024
Prepaid expenses and other receivables	$100	$109
Accounts payable and Accrued liabilities	$205	$270
Other assets	$90	$78
Other liabilities	$157	$143

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Cost of sales	$38	$47	$85	$109
Selling, general, and administrative expenses	$2	$59	$17	$122

In April 2025, the Company completed its Transitions Services Agreement program. Consistent with the program’s plan, the Company finalized the exit of more than 2,300 transition services.

Tax Indemnification

The Company entered into the Tax Matters Agreement with J&J on May 3, 2023 that governs the parties’ respective rights, responsibilities, and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes.

Allocation of Taxes

With respect to taxes other than those incurred in connection with the Separation and any subsequent distribution or the disposition by J&J of the shares of Kenvue stock owned by J&J following the Kenvue IPO (the “Distribution”), the Tax Matters Agreement provides that Kenvue will generally indemnify J&J for 1) any taxes of Kenvue for all periods after the Distribution and 2) any taxes of Kenvue or J&J for periods prior to the Distribution to the extent attributable to the Consumer Health Business. J&J will generally indemnify Kenvue for 1) any taxes of J&J for all periods after the Distribution and 2) any taxes of Kenvue or J&J for periods prior to the Distribution to the extent attributable to the business and operations conducted by J&J other than the Consumer Health Business. Furthermore, subject to certain exceptions, the Company is required to reimburse J&J for certain tax refunds it receives with respect to taxes paid prior to the effective date of the Tax Matters Agreement.

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

The Company had a net liability to J&J totaling approximately $112 million and $104 million for income and non-income indemnification tax payables and refunds, unrecognized tax benefits, and associated interest due as Prepaid expenses and other receivables and Accrued liabilities for current assets and current liabilities, respectively, and to Other assets and Other liabilities for non-current assets and non-current liabilities, respectively, on the Condensed Consolidated Balance Sheets as of June 29, 2025 and December 29, 2024, respectively.

9. Other Operating Expense, Net and Other Expense (Income), Net

Other operating expense, net for the fiscal three and six months ended June 29, 2025 and June 30, 2024 consisted of:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Royalty income	$(14)	$(8)	$(18)	$(17)
Impact of Deferred Markets(1)	16	23	28	38
Other(2)	3	(3)	8	1
Total other operating expense, net	$5	$12	$18	$22
(1) Includes the provision for taxes, minority interest expense, and service fees to be paid to J&J under the net economic benefit arrangements. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Variable Interest Entities and Net Economic Benefit Arrangements,” for more information regarding Deferred Markets.
(2) Other consists primarily of other miscellaneous operating (income) expenses.

Other expense (income), net for the fiscal three and six months ended June 29, 2025 and June 30, 2024 consisted of:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Currency losses (gains) on transactions	$11	$—	$17	$(4)
Losses on investments	—	—	—	31
Other(1)	(1)	(3)	(1)	(2)
Total other expense (income), net	$10	$(3)	$16	$25
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

The worldwide effective income tax rates were 28.6% and 10.8% for the fiscal three months ended June 29, 2025 and June 30, 2024, respectively, and 29.1% and 28.0% for the fiscal six months ended June 29, 2025 and June 30, 2024, respectively. The increase in the effective tax rate for the fiscal three months ended June 29, 2025 as compared to the fiscal three months ended June 30, 2024 was primarily the result of income tax benefits recognized during the fiscal three months ended June 30, 2024 resulting from the impairment to the Dr.Ci:Labo® skin health business and the corresponding reversal of a deferred tax liability at the higher Japanese tax rate, as well as the remeasurement of the state deferred tax liability recognized during the fiscal three months ended June 30, 2024 as a result of a change in the Company’s state tax rate. The increase was partially offset by fewer unfavorable return-to-provision adjustments recognized during the fiscal three months ended June 29, 2025. The increase in the effective tax rate for the fiscal six months ended June 29, 2025 as compared to the fiscal six months ended June 30, 2024 was primarily the result of the quarter-to-date effective tax rate impacts discussed above, as well as reduced income tax benefits derived from fewer releases of income tax reserves due to the expiration of certain statutes of limitations, partially offset by a windfall on stock-based compensation recorded during the fiscal six months ended June 29, 2025 as compared to a shortfall on stock-based compensation recorded during the fiscal six months ended June 30, 2024.

As of June 29, 2025, the Company had approximately $199 million of liabilities from unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries. With respect to the United States, per the Tax Matters Agreement between J&J and the Company, J&J remains liable for all liabilities related to the final settlement of any U.S. federal income tax audits in which the Company was part of J&J’s federal consolidated tax return. In other major jurisdictions where the Company conducts business, the years that are under tax audit or remain open to tax audits range from 2014 and forward.

The Company has included the impact of enacted legislation related to the Organization for Economic Co-operation Development’s (the “OECD”) Pillar Two Inclusive Framework (“Pillar Two”) in its provision for taxes beginning in fiscal year 2024. While the impact of currently enacted laws for Pillar Two is not significant, it is possible that further administrative guidance from the OECD or new legislation in countries where the Company operates could have a material effect on the Company’s provision for taxes in the future. In addition, in January 2025, the United States issued an executive order expressing disagreement with certain aspects of Pillar Two. In June 2025, the Group of Seven (“G7”) issued a statement supporting the exclusion of U.S parented groups from certain aspects of Pillar Two in exchange for the United States not imposing certain retaliatory taxes. The executive order and G7 statement do not have a binding effect. The Company will continue to monitor any changes to Pillar Two and any enacted Pillar Two legislation resulting from these negotiations.

On July 4, 2025, the reconciliation bill commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA made a number of changes to U.S. federal income tax law, including the permanent suspension of the requirement to capitalize and amortize domestic research and experimental expenditures, changes to certain deductions available for deemed inclusions, and a permanent extension of certain corporate international income tax provisions. The enactment of the OBBBA is not expected to have a material impact on the Company’s current fiscal year effective tax rate. Further guidance is expected with respect to the OBBBA, and the Company will continue to assess the impact on its financial statements.

11. Net Income Per Share

The Company had 1,935,711,561 shares of common stock issued and 1,918,837,117 shares of common stock outstanding as of June 29, 2025.

Diluted net income per share is computed by giving effect to all potentially dilutive equity instruments or equity awards that are outstanding during the period. The Company had 13,792,930 and 18,283,085 shares during the fiscal three and six months ended June 29, 2025, respectively, and 63,630,207 and 59,645,294 shares during the fiscal three and six months ended June 30, 2024, respectively, that were determined to be anti-dilutive under the treasury stock method and therefore were excluded from the diluted net income per share calculation. For both the fiscal three and six months ended June 29, 2025 and both the fiscal three and six months ended June 30, 2024, the majority of anti-dilutive shares related to stock options.

Net income per share for the fiscal three and six months ended June 29, 2025 and June 30, 2024 was calculated as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(In Millions, Except Per Share Data)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income	$420	$58	$742	$354

Basic weighted-average number of shares outstanding	1,919	1,915	1,917	1,915
Dilutive effects of stock-based awards	9	5	10	5
Diluted weighted-average number of shares outstanding	1,928	1,920	1,927	1,920

Net income per share:
Basic	$0.22	$0.03	$0.39	$0.18
Diluted	$0.22	$0.03	$0.39	$0.18

12. Fair Value Measurements

Fair value measurements are estimated based on valuation techniques and inputs categorized as follows:

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

The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 29, 2025 and December 29, 2024:

	June 29, 2025				December 29, 2024
(Dollars in Millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Forward foreign exchange contracts	$99	$—	$99	$—	$81	$—	$81	$—
Cross currency swap contracts	4	—	4	—	71	—	71	—
Total assets	$103	$—	$103	$—	$152	$—	$152	$—
Liabilities:
Forward foreign exchange contracts	$(77)	$—	$(77)	$—	$(76)	$—	$(76)	$—
Cross currency swap contracts	(117)	—	(117)	—	(1)	—	(1)	—
Total liabilities	$(194)	$—	$(194)	$—	$(77)	$—	$(77)	$—
Net amount presented in Prepaid expenses and other receivables:	$23	$—	$23	$—	$52	$—	$52	$—
Net amount presented in Accounts payable:	$(58)	$—	$(58)	$—	$(13)	$—	$(13)	$—
Net amount presented in Other assets:	$—	$—	$—	$—	$36	$—	$36	$—
Net amount presented in Other liabilities:	$(56)	$—	$(56)	$—	$—	$—	$—	$—

As of June 29, 2025 and December 29, 2024, cash equivalents were $129 million and $118 million, respectively, which were primarily composed of time deposits and money market funds.

The carrying amount of Cash and cash equivalents, Trade receivables, Prepaid expenses and other receivables, and Loans and notes payable approximated fair value as of June 29, 2025 and December 29, 2024. The fair value of forward foreign exchange contracts is the aggregation by currency of all future cash flows discounted to its present value at the prevailing market interest rates and subsequently converted to the U.S. dollar at the current spot foreign exchange rate. The cross currency swap contracts are each recorded at fair value derived from observable market data, including foreign exchange rates and yield curves.

There were no transfers between Level 1, Level 2, or Level 3 during the fiscal three and six months ended June 29, 2025 and the fiscal twelve months ended December 29, 2024.

The following table sets forth the notional amounts of the Company’s outstanding derivative instruments as of June 29, 2025 and December 29, 2024:

	June 29, 2025			December 29, 2024
(Dollars in Millions)	Forward Foreign Exchange Contracts	Cross Currency Swap Contracts	Total Notional Amount	Forward Foreign Exchange Contracts	Cross Currency Swap Contracts	Total Notional Amount
Cash flow hedges	$4,514	$—	$4,514	$3,570	$—	$3,570
Fair value hedges	$11	$61	$72	$30	$—	$30
Net investment hedges	$—	$2,000	$2,000	$—	$1,900	$1,900
Undesignated hedging instruments	$625	$—	$625	$574	$—	$574

Cash Flow Hedges

For the fiscal three and six months ended June 29, 2025, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $19 million and $17 million, respectively, related to its cash flow hedge portfolio. For the fiscal three and six months ended June 30, 2024, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $(12) million and $(33) million, respectively, related to its cash flow hedge portfolio.

Forward Foreign Exchange Contracts

In certain jurisdictions, the Company uses forward foreign exchange contracts to manage its exposure to the variability of foreign exchange rates. Changes in the fair value of derivatives are recorded each period in earnings or Other comprehensive income (loss), depending on whether the derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction.

The Company enters into forward foreign exchange contracts to hedge a portion of forecasted cash flows denominated in foreign currency. The terms of these contracts are generally no longer than 12 to 18 months. These contracts are designated as cash flow hedging relationships at the date of contract inception, in accordance with the appropriate accounting guidance. At inception, all designated hedging relationships are expected to be highly effective. These contracts are accounted for using the forward method, and all gains/losses associated with these contracts are recorded in Other comprehensive income (loss). The Company reclassifies the gains and losses related to these contracts at the time the inventory is sold to the customer into Net sales or Cost of sales and Other expense (income), net in the Condensed Consolidated Statements of Operations, as applicable.

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

The following table summarizes the gains and losses recognized on forward foreign exchange contracts designated as cash flow hedges within Other comprehensive income (loss) and the gains and losses reclassified into earnings for the fiscal three and six months ended June 29, 2025 and June 30, 2024:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Gain (loss) recognized in Other comprehensive income (loss)	$37	$(4)	$31	$(15)
Gain reclassified from Other comprehensive income (loss) into earnings	$17	$6	$13	$7

The following tables summarize the gains and losses reclassified from Other comprehensive income (loss) into earnings related to the forward foreign exchange contracts designated as cash flows hedges for the fiscal three and six months ended June 29, 2025 and June 30, 2024:

	Fiscal Three Months Ended
	June 29, 2025			June 30, 2024
(Dollars in Millions)	Net Sales	Cost of Sales	Other Expense (Income), Net	Net Sales	Cost of Sales	Other Expense (Income), Net
Gain (loss) reclassified from Other comprehensive income (loss) into earnings	$—	$13	$4	$—	$18	$(12)

	Fiscal Six Months Ended
	June 29, 2025			June 30, 2024
(Dollars in Millions)	Net Sales	Cost of Sales	Other Expense (Income), Net	Net Sales	Cost of Sales	Other Expense (Income), Net
Gain (loss) reclassified from Other comprehensive income (loss) into earnings	$—	$2	$11	$—	$12	$(5)

Forward Starting Interest Rate Swaps

The Company enters into forward starting interest rate swaps to manage future interest rate exposure related to changes in the benchmark rate on forecasted debt issuances. These contracts are designated as cash flow hedging relationships at the date of contract inception, in accordance with the appropriate accounting guidance. During the fiscal three and six months ended June 29, 2025, the Company recorded a gain of $7 million in Accumulated other comprehensive loss related to the settlement of its forward starting interest rate swaps upon the issuance of long-term debt. The gain in Accumulated other comprehensive loss will be amortized and recorded in Interest expense, net in the Condensed Consolidated Statements of Operations as the hedged item impacts earnings. For the fiscal three and six months ended June 29, 2025 and June 30, 2024, the amounts reclassified from Other comprehensive income (loss) to the Condensed Consolidated Statements of Operations were not significant.

Fair Value Hedges

Forward Foreign Exchange Contracts

The Company entered into forward foreign exchange contracts beginning in the fiscal three months ended March 31, 2024 to hedge against the risk of changes in the fair value of foreign-denominated intercompany debt attributable to foreign exchange rate fluctuations. These contracts are designated as fair value hedging relationships at the date of contract inception, in accordance with the appropriate accounting guidance. At inception, all designated fair value hedging relationships are expected to be highly effective. The contracts are accounted for using the spot method with changes in the fair value of the contract attributable to the changes in spot rates recorded within Other expense (income), net in the Condensed Consolidated Statements of Operations. The Company has elected to exclude the changes in the fair value attributable to the difference between the spot price and the forward price, as well as any cross currency basis spread, from the assessment of hedge effectiveness (the “Excluded Components”). The value of the Excluded Components was not significant to the Condensed Consolidated Financial Statements in the current fiscal period or prior fiscal period. The changes in fair value attributable to the Excluded Components are recorded in Accumulated other comprehensive loss and are recognized in Other expense (income), net in the Condensed Consolidated Statements of Operations on a systematic and rational basis over the life of the hedging instrument.

Net Investment Hedges

Cross Currency Swap Contracts

Beginning in the fiscal three months ended December 31, 2023, the Company entered into cross currency swap contracts to hedge exposure in foreign subsidiaries with local functional currencies. These contracts are designated as net investment hedges at the date of contract inception, in accordance with the appropriate accounting guidance. These contracts are accounted for using the spot method with changes in the fair value of the contracts attributable to changes in spot rates recorded within Cumulative Translation Adjustments (“CTA”) as a component of Other comprehensive income (loss) and will remain there until the hedged net investments are sold or substantially liquidated. The Company has elected to exclude the changes in the fair value attributable to time value and spot-forward rate differences (the “Excluded Net Investment Hedge Components on Cross Currency Swap Contracts”) from the assessment of the hedge effectiveness. The value of the Excluded Net Investment Hedge Components on Cross Currency Swap Contracts was not significant to the Condensed Consolidated Financial Statements in the current fiscal period or prior fiscal period. The changes in fair value attributable to the Excluded Net Investment Hedge Components on Cross Currency Swap Contracts are recognized into Interest expense, net in the Condensed Consolidated Statements of Operations on a systematic and rational basis through the swap accrual over the life of the hedging instrument.

The following table summarizes the gains and losses recognized within Other comprehensive income (loss) related to the cross currency swap contracts designated as net investment hedges for the fiscal three and six months ended June 29, 2025 and June 30, 2024:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
(Loss) gain recognized in CTA within Other comprehensive income (loss)	$(123)	$33	$(179)	$80

Other than amounts excluded from effectiveness testing, the Company did not reclassify any gains or losses from CTA within Other comprehensive income (loss) to earnings during the fiscal three and six months ended June 29, 2025 and June 30, 2024 related to the cross currency swap contracts designated as net investment hedges.

Undesignated Hedging Instruments

Undesignated Forward Foreign Exchange Contracts

The Company enters into forward foreign exchange contracts to offset the foreign currency exposure related to the monetary assets and liabilities in non-functional currencies. These contracts are not designated as cash flow hedging relationships, and the net allocated gains and losses related to these contracts are recognized within Other expense (income), net in the Condensed Consolidated Statements of Operations. As of June 29, 2025 and December 29, 2024, respectively, the Company held forward foreign exchange contracts that were not designated in cash flow hedging relationships with a fair value of $1 million and $0 million, respectively.

The following table summarizes the gains and losses recognized within Other expense (income), net related to the undesignated forward foreign exchange contracts for the fiscal three and six months ended June 29, 2025 and June 30, 2024:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Gain (loss) recognized in Other expense (income), net	$—	$(3)	$—	$(6)

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

13. Commitments and Contingencies

The Company and/or certain of its subsidiaries are involved from time to time in various lawsuits and claims relating to product liability, labeling, marketing, advertising, pricing, intellectual property, commercial contracts, foreign exchange controls, antitrust and trade regulation, labor and employment, indemnification, information technology systems, data privacy and cybersecurity, environmental, health and safety, tax matters, governmental investigations, and other legal proceedings that arise in the ordinary course of their business.

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 29, 2025, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accordingly accrued for those contingent liabilities and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments. Accrued liabilities related to litigation matters are included in Accrued liabilities and Other liabilities on the Condensed Consolidated Balance Sheets. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; significant facts are in dispute; procedural or jurisdictional issues exist; the number of potential claims is certain or predictable; comprehensive multi-party settlements are achievable; there are complex related cross-claims and counterclaims; and/or there are numerous parties involved.

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

Beginning in 2019, multiple putative class actions naming J&J and/or JJI were filed in Canada with similar allegations regarding Zantac or ranitidine use. JJI is named in one of the two outstanding putative class actions. The outstanding putative class action naming JJI has been stayed in the Quebec Superior Court. The Ontario Superior Court of Justice action, which named J&J and JJI and was previously pending, was discontinued by court order in May 2025. JJI was also named as a defendant, along with other manufacturers, in various personal injury actions in Canada related to Zantac products. JJI has provided Sanofi notice reserving rights to claim indemnification pursuant to the 2016 Purchase Agreement related to the class actions and personal injury actions. At this stage in these proceedings, the Company is unable to reasonably estimate either the likelihood or the magnitude of its potential liability arising out of these claims and lawsuits.

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

Other

A significant number of personal injury claims alleging that talc causes cancer were made against J&J and certain of its current and former affiliates, including the Company, arising out of the use of body powders containing talc, primarily Johnson’s® Baby Powder. These personal injury suits were and continue to be filed primarily in state and federal courts in the United States and in Canada.

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

The Company’s Chief Operating Decision Maker (the “CODM”), the Interim Chief Executive Officer, uses Segment adjusted operating income as the measure of profit or loss and to evaluate the performance of the Company’s segments. For each segment, the CODM uses this information to assist in evaluating underlying trends, to monitor budget and forecast versus actual results, to make investment decisions to allocate resources both in total, and between the segments, and to make key segment personnel decisions. Segment profit is based on Operating income, excluding depreciation, amortization of intangible assets, Separation-related costs, restructuring expenses and operating model optimization initiatives, impairment charges, the impact of the conversion of stock-based awards, issuance of Founder Shares (as defined below), Other operating expense, net, and unallocated general corporate administrative expenses (referred to herein as “Segment adjusted operating income”), as the CODM excludes these items in assessing segment financial performance. General corporate/unallocated expenses, which include expenses related to treasury, legal operations, and certain other expenses, along with gains and losses related to the overall management of the Company, are not allocated to the segments. In assessing segment performance and managing operations, the CODM does not review segment assets.

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
Baby Care
Other Essential Health (Women’s Health, Wound Care, and Other)

The Company’s product categories as a percentage of Net sales for the fiscal three and six months ended June 29, 2025 and June 30, 2024 were as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
Product Categories	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Cough, Cold, and Allergy	12%	13%	14%	14%
Pain Care	12	12	12	12
Other Self Care	17	15	16	17
Face and Body Care	18	18	18	18
Hair, Sun, and Other	9	10	9	9
Oral Care	11	11	11	10
Baby Care	9	9	9	9
Other Essential Health	12	12	11	11
Total	100%	100%	100%	100%

Segment Net Sales and Segment Adjusted Operating Income

Segment net sales and Segment adjusted operating income for the fiscal three and six months ended June 29, 2025 and June 30, 2024 were as follows:

	Fiscal Three Months Ended
	June 29, 2025				June 30, 2024
(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total	Self Care	Skin Health and Beauty	Essential Health	Total
Net sales	$1,555	$1,059	$1,225	$3,839	$1,635	$1,103	$1,262	$4,000
Segment adjusted Cost of sales(1)	548	422	531	1,501	555	447	534	1,536
Other segment expense items(2)	480	488	343	1,311	546	491	369	1,406
Segment adjusted operating income	$527	$149	$351	$1,027	$534	$165	$359	$1,058
Reconciliation to Income before taxes
Less:
Depreciation(3)				78				69
Amortization of intangible assets(4)				64				72
Separation-related costs(5)				24				79
Restructuring expenses and operating model optimization initiatives(6)				68				58
Impairment charges(7)				—				510
Conversion of stock-based awards(8)				1				6
Founder Shares(9)				5				9
Other operating expense, net				5				12
General corporate/unallocated expenses				90				89
Operating income				$692				$154
Other expense (income), net				10				(3)
Interest expense, net				94				92
Income before taxes				$588				$65

	Fiscal Six Months Ended
	June 29, 2025				June 30, 2024
(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total	Self Care	Skin Health and Beauty	Essential Health	Total
Net sales	$3,222	$2,036	$2,322	$7,580	$3,333	$2,157	$2,404	$7,894
Segment adjusted Cost of sales(1)	1,135	835	1,027	2,997	1,124	903	1,058	3,085
Other segment expense items(2)	994	960	705	2,659	1,074	943	723	2,740
Segment adjusted operating income	$1,093	$241	$590	$1,924	$1,135	$311	$623	$2,069
Reconciliation to Income before taxes
Less:
Depreciation(3)				151				144
Amortization of intangible assets(4)				127				146
Separation-related costs(5)				62				146
Restructuring expenses and operating model optimization initiatives(6)				135				108
Impairment charges(7)				—				578
Conversion of stock-based awards(8)				4				28
Founder Shares(9)				8				17
Other operating expense, net				18				22
General corporate/unallocated expenses				169				176
Operating income				$1,250				$704
Other expense, net				16				25
Interest expense, net				188				187
Income before taxes				$1,046				$492
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
(3) Depreciation consists of depreciation of property, plant, and equipment and amortization of integration and development costs capitalized in connection with cloud computing arrangements.
(4) Relates to the amortization of definite-lived intangible assets (primarily trademarks, trade names, and customer lists) over their estimated useful lives.
(5) See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Separation-Related Costs,” for additional information regarding Separation-related costs.
(6) Restructuring expenses and operating model optimization initiatives relate to the 2024 Multi-Year Restructuring Initiative (as defined in Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives”). See Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” for additional information.
(7) Impairment charges includes $488 million recognized in the fiscal three months ended June 30, 2024 in relation to Dr.Ci:Labo® long-lived assets, $68 million recognized in the fiscal three months ended March 31, 2024 on the held for sale asset associated with the Company’s former corporate headquarters in Skillman, New Jersey, and $22 million recognized in the fiscal three months ended June 30, 2024 on certain software development assets. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Impairment Charges,” for additional information.
(8) Segment adjusted operating income excludes the impact of the conversion of stock-based awards that occurred on August 23, 2023. The adjustment represents the net impact of the gain on reversal of previously recognized stock-based compensation expense, offset by stock-

based compensation expense recognized in the fiscal three and six months ended June 29, 2025 and June 30, 2024 relating to employee services provided prior to the Separation.
(9) On August 25, 2023, the Company’s Compensation & Human Capital Committee approved equity grants to individuals employed by Kenvue as of October 2, 2023 (the “Founder Shares”). On October 2, 2023, the Founder Shares were granted to all Kenvue employees in the form of stock options and PSUs to executive officers and either stock options and PSUs or RSUs to non-executive individuals.

Depreciation and Amortization

Depreciation and amortization by reportable segment for the fiscal three and six months ended June 29, 2025 and June 30, 2024 were as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Self Care	$53	$40	$102	$85
Skin Health and Beauty	33	48	62	97
Essential Health	56	53	114	108
Total depreciation and amortization(1)	$142	$141	$278	$290
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

The 2024 Multi-Year Restructuring Initiative is expected to result in pre-tax restructuring expenses and other charges totaling approximately $550 million, consisting of information technology and project-related costs (approximately 50%), employee-related costs (approximately 40%), and other implementation costs (approximately 10%). These charges are expected to be funded primarily through cash flows generated from operations. The Company planned to incur approximately $275 million in pre-tax restructuring expenses and other charges in each of fiscal year 2024 and fiscal year 2025. The Company incurred lower than expected spend inception-to-date through June 29, 2025 due to the continuing shift in timing of certain information technology and project-related costs to fiscal year 2025.

The following table summarizes the classification of pre-tax restructuring expenses and other charges incurred related to the 2024 Multi-Year Restructuring Initiative during the fiscal three and six months ended June 29, 2025 and June 30, 2024:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Restructuring expenses	$60	$48	$120	$89
Cost of sales	6	9	12	15
Selling, general, and administrative expenses	2	1	3	4
Total pre-tax restructuring expenses and other charges	$68	$58	$135	$108

The following table summarizes the pre-tax restructuring expenses and other charges incurred by cost type related to the 2024 Multi-Year Restructuring Initiative during the fiscal three and six months ended June 29, 2025 and June 30, 2024 and inception-to-date through June 29, 2025:

	Fiscal Three Months Ended		Fiscal Six Months Ended		Inception-To-Date Through June 29, 2025
(Dollars in Millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Employee-related costs(1)	$21	$29	$46	$64	$152
Information technology and project-related costs(2)	47	18	87	31	186
Other implementation costs(3)	—	11	2	13	18
Total pre-tax restructuring expenses and other charges	$68	$58	$135	$108	$356
(1) Employee-related costs primarily include severance and other termination benefits.
(2) Information technology and project-related costs primarily include advisory costs to operationalize the initiative.
(3) Other implementation costs primarily include costs to terminate contracts, impairments of assets, and other associated costs to exit.

The following table summarizes the activity related to accrued restructuring expenses and other charges for the 2024 Multi-Year Restructuring Initiative during the fiscal six months ended June 29, 2025:

(Dollars in Millions)	Employee-Related Costs(1)	Information Technology and Project-Related Costs(2)	Other Implementation Costs(3)	Total Accrued Costs
December 29, 2024	$25	$65	$3	$93
Charges to earnings	46	87	2	135
Cash payments	(47)	(78)	(2)	(127)
June 29, 2025	$24	$74	$3	$101
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

This discussion should be read in conjunction with our accompanying Condensed Consolidated Financial Statements as of June 29, 2025 and for the fiscal three and six months ended June 29, 2025 and June 30, 2024, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial statements, and our audited consolidated financial statements for the fiscal twelve months ended December 29, 2024, which are included in the Annual Report. In our opinion, the Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations, and cash flows for the periods indicated. All currency amounts are expressed in U.S. dollars unless otherwise noted.

Overview

Company Overview

At Kenvue, our purpose is to realize the extraordinary power of everyday care. As a global leader at the intersection of healthcare and consumer goods, we are the world’s largest pure-play consumer health company by revenue with $15.5 billion in Net sales in the fiscal year 2024. By combining the power of science with meaningful consumer insights and our digital strategy, we empower consumers to live healthier lives every day. Built on more than a century of heritage and trusted by generations, our differentiated portfolio of iconic brands—including Aveeno®, BAND-AID® Brand, Johnson’s®, Listerine®, Neutrogena®, Nicorette®, Tylenol®, and Zyrtec® —is backed by science and recommended by healthcare professionals, which further reinforces our consumers’ connections to our brands.

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

Our Business Segments

We operate our business through the following three reportable business segments:

•Self Care. Our Self Care product categories include: Cough, Cold, and Allergy; Pain Care; and Other Self Care (Digestive Health, Smoking Cessation, Eye Care, and Other). Major brands in the segment include Tylenol®, Motrin®, Nicorette®, Benadryl®, Zyrtec®, Zarbee’s®, ORSL®, Rhinocort®, and Calpol®.
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

Separation from J&J

In November 2021, J&J, our former parent company, announced its intention to separate its Consumer Health segment (the “Consumer Health Business”) into an independent publicly traded company (the “Separation”). Kenvue was incorporated in Delaware in February 2022, as a wholly owned subsidiary of J&J, to serve as the ultimate parent company of J&J’s Consumer Health Business. In April 2023, J&J completed the transfer of substantially all of the assets and liabilities of the Consumer Health Business to us and our subsidiaries. In May 2023, we completed an initial public offering (the “Kenvue IPO”) and began trading on the New York Stock Exchange under the ticker symbol “KVUE.” In July 2023, J&J announced an exchange offer (the “Exchange Offer”) under which its shareholders could exchange shares of J&J common stock for shares of our common stock owned by J&J. In August 2023, J&J completed the Exchange Offer, completing the Separation from J&J and transition to being a fully independent public company. In May 2024, J&J completed an additional exchange offer (the “Debt-for-Equity Exchange”) through which J&J exchanged indebtedness of J&J for shares of our common stock owned by J&J. Following the completion of the Debt-for-Equity Exchange, J&J did not own any shares of our common stock.

We are incurring certain non-recurring separation-related costs in connection with our establishment as a standalone public company (the “Separation-related costs”). We do not expect that separation-related costs will be recorded subsequent to the fiscal third quarter of 2025. For additional information about the Separation, see Note 1, “Description of the Company and Summary of Significant Accounting Policies,” and Note 8, “Relationship with J&J,” to the Condensed Consolidated Financial Statements included herein.

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

On February 21, 2024, we listed our former corporate headquarters in Skillman, New Jersey for sale, which met the criteria to be classified as held for sale at that date. The Skillman, New Jersey facility continues to meet the criteria for held for sale classification as of June 29, 2025. For the fiscal three months ended March 31, 2024, an impairment charge of $68 million was recorded on the held for sale asset associated with the former corporate headquarters in Skillman. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Impairment Charges—Assets Held for Sale,” to the Condensed Consolidated Financial Statements included herein for more information.

Recent Developments

Macroeconomic Developments

Macroeconomic developments, including changes in global trade policies, may adversely affect prevailing economic conditions and our business, results of operations, or financial condition. In the first half of 2025, the U.S. government issued executive orders imposing tariffs on goods imported into the United States. These actions, as well as retaliatory tariffs imposed by other countries on U.S. exports, are expected to increase supply chain costs in certain geographies and create economic uncertainty for consumers. While the situation is fluid, based on our preliminary analysis of the effects of the tariffs that have been implemented by the United States and retaliatory measures that are in effect as of the reporting date, we estimate incremental gross tariff exposure of approximately $150 million annualized. We continue to monitor the potential impacts that the increased tariffs and other trade restrictions may have on our business, and we continue to focus on internal mitigating actions to partially offset the impact.

Strategic Review

In July 2025, we announced that our Board of Directors (our “Board”) had previously initiated a comprehensive review of strategic alternatives and has established a strategic review committee (the “Strategic Review Committee”) to oversee the ongoing process. The strategic review will consider a broad range of potential alternatives, including optimizing the Company’s brand portfolio, while improving execution and enhancing operating performance to accelerate profitable growth and unlock the inherent value in Kenvue.

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

Acquisitions and Divestitures

We did not complete any significant acquisitions or divestitures during the fiscal three and six months ended June 29, 2025 and June 30, 2024.

Legal Proceedings

See Note 13, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements included herein for additional information regarding our current legal proceedings.

Results of Operations

Fiscal Three Months Ended June 29, 2025 Compared with Fiscal Three Months Ended June 30, 2024

Our results for the fiscal three months ended June 29, 2025 and June 30, 2024 were as follows:

	Fiscal Three Months Ended		Change In Fiscal Period
	June 29, 2025	June 30, 2024	Change 2024 to 2025
(Dollars in Millions)			Amount	Percent
Net sales	$3,839	$4,000	$(161)	(4.0)%
Cost of sales	1,578	1,635	(57)	(3.5)
Gross profit	2,261	2,365	(104)	(4.4)
Selling, general, and administrative expenses	1,504	1,641	(137)	(8.3)
Restructuring expenses	60	48	12	25.0
Impairment charges	—	510	(510)	*
Other operating expense, net	5	12	(7)	(58.3)
Operating income	692	154	538	*
Other expense (income), net	10	(3)	13	*
Interest expense, net	94	92	2	2.2
Income before taxes	588	65	523	*
Provision for taxes	168	7	161	*
Net income	$420	$58	$362	*
* Calculation not meaningful.

Net Sales

Net sales were $3.8 billion and $4.0 billion for the fiscal three months ended June 29, 2025 and June 30, 2024, respectively, a decrease of $161 million, or 4.0%. Excluding the impact of favorable changes in foreign currency exchange rates of 0.3% and the reduction in Net sales related to divestitures of 0.1%, Organic sales (a non-GAAP financial measure as defined in “Segment Results—Organic Sales Change” below) decline was 4.2%. Organic sales decline was driven by volume-related decreases of 3.3% and unfavorable value realization (defined as price, including mix) of 0.9%. Volume-related decreases were driven by softer allergy and sun seasons in North America, trade inventory fluctuations in certain customers across segments, and changes in shipment timing as compared to the prior fiscal period in China. Unfavorable value realization was driven by strategic price investments, primarily in Skin Health and Beauty. For additional information about the Net sales of our three reportable business segments, see “—Segment Results” below.

The following table presents a reconciliation of the change in U.S. GAAP Net sales to the change in Organic sales for the fiscal three months ended June 29, 2025 as compared to the fiscal three months ended June 30, 2024:

	Fiscal Three Months Ended June 29, 2025 vs. June 30, 2024
	Reported Net Sales Change	Impact of Foreign Currency	Acquisitions and Divestitures	Organic Sales Change
				Total Organic Sales Change	Price/Mix(1)	Volume
Total	(4.0)%	0.3%	(0.1)%	(4.2)%	(0.9)%	(3.3)%
(1) Also referred to as value realization.

Cost of Sales

Cost of sales were $1.6 billion for both the fiscal three months ended June 29, 2025 and June 30, 2024, respectively, a decrease of $57 million, or 3.5%. Gross profit margin declined 20 basis points to 58.9% for the fiscal three months ended June 29, 2025 as compared to 59.1% for the fiscal three months ended June 30, 2024. Changes in Cost of sales were primarily due to volume-related Net sales decreases. Changes in both Cost of sales and gross profit margin were also driven by net input cost inflation, partially offset by gains attributable to the realization of benefits associated with our supply chain optimization initiatives.

Changes in both Cost of sales and gross profit margin were also impacted by a reduction in stock-based compensation expense attributable to a refinement to the methodology of our stock-based compensation expense allocations and forfeitures of unvested stock-based awards. Gross profit margin also decreased due to unfavorable value realization.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $1.5 billion and $1.6 billion for the fiscal three months ended June 29, 2025 and June 30, 2024, respectively, a decrease of $137 million, or 8.3%. Selling, general, and administrative expenses as a percentage of Net sales decreased 180 basis points to 39.2% for the fiscal three months ended June 29, 2025, as compared to 41.0% for the fiscal three months ended June 30, 2024. The decrease in Selling, general, and administrative expenses was primarily attributable to a $50 million decrease in Separation-related costs, lower expenses related to brand support, including advertising, due to an elevated comparison in the prior fiscal period reflecting the quarterly phasing of investment in our brands, and savings from Our Vue Forward. The decrease was also driven by a reduction in stock-based compensation expense attributable to forfeitures of unvested stock-based awards, partially offset by a refinement to the methodology of our stock-based compensation expense allocations.

Restructuring Expenses

Restructuring expenses were $60 million and $48 million for the fiscal three months ended June 29, 2025 and June 30, 2024, respectively, an increase of $12 million. Restructuring expenses relate to costs incurred under Our Vue Forward and the increase was driven by higher information technology and project-related costs. See Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for additional information.

Impairment Charges

Impairment charges were $0 million and $510 million for the fiscal three months ended June 29, 2025 and June 30, 2024, respectively, a decrease of $510 million. Impairment charges for the fiscal three months ended June 30, 2024 were driven by a non-cash charge of $488 million ($337 million after-tax) to adjust the carrying value of intangible assets and property, plant, and equipment related to the Dr.Ci:Labo® skin health business. The impairment was due primarily to revisions to internal forecasts for the business as a result of updates in our strategy to reach more consumers and appropriately address evolving market dynamics, including shifts in consumer sentiment in China as well as changing shopping patterns in the region. Additionally, we recognized a non-cash impairment charge of $22 million related to certain software development assets. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Impairment Charges,” to the Condensed Consolidated Financial Statements included herein for additional information.

Other Operating Expense, Net

Other operating expense, net was $5 million and $12 million for the fiscal three months ended June 29, 2025 and June 30, 2024, respectively, a decrease of $7 million. Other operating expense, net for the fiscal three months ended June 29, 2025 and June 30, 2024 was driven by the $16 million and $23 million accounting impact, respectively, of net economic benefit arrangements with J&J in connection with the Deferred Local Businesses (see Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included herein for additional information), partially offset by $14 million and $8 million, respectively, of royalty income. See Note 9, “Other Operating Expense, Net and Other Expense (Income), Net,” to the Condensed Consolidated Financial Statements included herein for additional information.

Other Expense (Income), Net

Other expense (income), net was $10 million and $(3) million for the fiscal three months ended June 29, 2025 and June 30, 2024, respectively, a change of $13 million. Other expense (income), net for the fiscal three months ended June 29, 2025 was driven by $11 million of currency losses on transactions. Other expense (income), net for the fiscal three months ended June 30, 2024 was primarily driven by net periodic benefit costs other than service cost components and miscellaneous non-operating (income) expenses. See Note 9, “Other Operating Expense, Net and Other Expense (Income), Net,” to the Condensed Consolidated Financial Statements included herein for additional information.

Interest Expense, Net

Interest expense, net was $94 million and $92 million for the fiscal three months ended June 29, 2025 and June 30, 2024, respectively, an increase of $2 million. Interest expense, net in both fiscal periods primarily consisted of interest expense, including amortization of discounts and debt issuance costs, recognized on the Senior Notes (as defined in Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein) and notes issued under our commercial paper program. See Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein for additional information.

Provision for Taxes

Provision for taxes was $168 million and $7 million for the fiscal three months ended June 29, 2025 and June 30, 2024, respectively, an increase of $161 million. The increase in Provision for taxes was primarily due to higher quarter-to-date pre-tax income, income tax benefits recognized during the fiscal three months ended June 30, 2024 resulting from the impairment to the Dr.Ci:Labo® skin health business, and the remeasurement of our state deferred tax liability recognized during the fiscal three months ended June 30, 2024 as a result of a change in our state tax rate. The increase was partially offset by fewer unfavorable return-to-provision adjustments recognized during the fiscal three months ended June 29, 2025. In addition, the worldwide effective income tax rates for the fiscal three months ended June 29, 2025 and June 30, 2024 were 28.6% and 10.8%, respectively. See Note 10, “Income Taxes,” to the Condensed Consolidated Financial Statements included herein for additional information.

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

See Note 14, “Segments of Business,” to the Condensed Consolidated Financial Statements included herein for additional information.

Fiscal Three Months Ended June 29, 2025 Compared with Fiscal Three Months Ended June 30, 2024

The following tables present Segment net sales and Segment adjusted operating income and the period-over-period changes in Segment net sales and Segment adjusted operating income for the fiscal three months ended June 29, 2025 and June 30, 2024. See Note 14, “Segments of Business,” to the Condensed Consolidated Financial Statements included herein for further details regarding Segment net sales and Segment adjusted operating income.

	Fiscal Three Months Ended								Change In Fiscal Period
	June 29, 2025				June 30, 2024				Change 2024 to 2025
(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total	Self Care	Skin Health and Beauty	Essential Health	Total	Amount	Percent
Net sales	$1,555	$1,059	$1,225	$3,839	$1,635	$1,103	$1,262	$4,000	$(161)	(4.0)%
Segment adjusted Cost of sales(1)	548	422	531	1,501	555	447	534	1,536	(35)	(2.3)
Other segment expense items(2)	480	488	343	1,311	546	491	369	1,406	(95)	(6.8)
Segment adjusted operating income	$527	$149	$351	$1,027	$534	$165	$359	$1,058	$(31)	(2.9)%
Reconciliation to Income before taxes
Less:
Depreciation(3)				78				69
Amortization of intangible assets(4)				64				72
Separation-related costs(5)				24				79
Restructuring expenses and operating model optimization initiatives(6)				68				58
Impairment charges(7)				—				510
Conversion of stock-based awards(8)				1				6
Founder Shares(9)				5				9
Other operating expense, net				5				12
General corporate/unallocated expenses				90				89
Operating income				$692				$154
Other expense (income), net				10				(3)
Interest expense, net				94				92
Income before taxes				$588				$65
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
(3) Depreciation consists of depreciation of property, plant, and equipment and amortization of integration and development costs capitalized in connection with cloud computing arrangements.
(4) Relates to the amortization of definite-lived intangible assets (primarily trademarks, trade names, and customer lists) over their estimated useful lives.
(5) See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Separation-Related Costs,” to the Condensed Consolidated Financial Statements included herein for additional information regarding Separation-related costs.
(6) Restructuring expenses and operating model optimization initiatives relate to the 2024 Multi-Year Restructuring Initiative. See Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for additional information.
(7) Impairment charges for the fiscal three months ended June 30, 2024 includes $488 million recognized in relation to Dr.Ci:Labo® long-lived assets and $22 million recognized on certain software development assets. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Impairment Charges,” to the Condensed Consolidated Financial Statements included herein for additional information.
(8) Segment adjusted operating income excludes the impact of the conversion of stock-based awards that occurred on August 23, 2023. The adjustment represents the net impact of the gain on reversal of previously recognized stock-based compensation expense, offset by stock-based compensation expense recognized in the fiscal three months ended June 29, 2025 and June 30, 2024 relating to employee services provided prior to the Separation.
(9) On August 25, 2023, our Compensation & Human Capital Committee approved equity grants to individuals employed by Kenvue as of October 2, 2023 (the “Founder Shares”). On October 2, 2023, the Founder Shares were granted to all Kenvue employees in the form of stock options and performance stock units (“PSUs”) to executive officers and either stock options and PSUs or restricted stock units (“RSUs”) to non-executive individuals.

	Fiscal Three Months Ended				Change in Fiscal Period
	June 29, 2025		June 30, 2024		Change 2024 to 2025
(Dollars in Millions)	Amount	Percent	Amount	Percent	Amount	Percent
Segment Net Sales
Self Care	$1,555	40.5%	$1,635	40.9%	$(80)	(4.9)%
Skin Health and Beauty	1,059	27.6	1,103	27.6	(44)	(4.0)
Essential Health	1,225	31.9	1,262	31.5	(37)	(2.9)
Segment net sales	$3,839	100.0%	$4,000	100.0%	$(161)	(4.0)%

Self Care	$527		$534		$(7)	(1.3)%
Skin Health and Beauty	149		165		(16)	(9.7)
Essential Health	351		359		(8)	(2.2)
Segment adjusted operating income(1)	$1,027		$1,058		$(31)	(2.9)%
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

The following table presents a reconciliation of the change in U.S. GAAP Net sales to the change in Organic sales for the fiscal three months ended June 29, 2025 as compared to the fiscal three months ended June 30, 2024:

	Fiscal Three Months Ended June 29, 2025 vs. June 30, 2024
	Reported Net Sales Change	Impact of Foreign Currency	Acquisitions and Divestitures	Organic Sales Change
				Total Organic Sales Change	Price/Mix(1)	Volume
Self Care	(4.9)%	1.0%	—%	(5.9)%	(0.1)%	(5.8)%
Skin Health and Beauty	(4.0)	(0.1)	(0.2)	(3.7)	(2.3)	(1.4)
Essential Health	(2.9)	(0.5)	—	(2.4)	(0.6)	(1.8)
Total	(4.0)%	0.3%	(0.1)%	(4.2)%	(0.9)%	(3.3)%
(1) Also referred to as value realization.

Self Care Segment

Self Care Segment Net Sales

The Self Care Segment Net sales were $1.6 billion for both the fiscal three months ended June 29, 2025 and June 30, 2024. For the fiscal three months ended June 29, 2025, Net sales decreased $80 million, or 4.9%, as compared to the fiscal three months ended June 30, 2024. Excluding the impact of favorable changes in foreign currency exchange rates of 1.0%, Organic sales decline was 5.9%. The Organic sales decline was driven by volume-related decreases of 5.8% and unfavorable value realization of 0.1%. Volume-related decreases were primarily attributable to lower inventory replenishment due to the impact of a softer allergy season on Allergy Care products and the continued impact of the most recent weak cough and cold season on Cough and Cold products and pediatric Pain Care products, trade inventory fluctuations in certain customers, and changes in shipment timing as compared to the prior fiscal period in China. The declines were partially offset by growth in Smoking Cessation in Europe, Middle East, and Africa.

Self Care Segment Adjusted Operating Income

The Self Care Segment adjusted operating income decreased by $7 million, or 1.3%, to $527 million for the fiscal three months ended June 29, 2025 as compared to the fiscal three months ended June 30, 2024. The decrease was primarily driven by volume-related Net sales decreases, net input cost inflation, and unfavorable changes in foreign currency exchange rates, partially offset by lower expenses related to brand support due to an elevated comparison in the prior fiscal period reflecting the quarterly phasing of investment in our brands and savings from Our Vue Forward resulting in administrative expense reductions. Segment adjusted operating income margin increased by 1.2% for the fiscal three months ended June 29, 2025 as compared to the fiscal three months ended June 30, 2024.

Skin Health and Beauty Segment

Skin Health and Beauty Segment Net Sales

The Skin Health and Beauty Segment Net sales were $1.1 billion for both the fiscal three months ended June 29, 2025 and June 30, 2024. For the fiscal three months ended June 29, 2025, Net Sales decreased $44 million, or 4.0%, as compared to the fiscal three months ended June 30, 2024. Excluding the impact of unfavorable changes in foreign currency exchange rates of 0.1% and the reduction in Net sales related to divestitures of 0.2%, Organic sales decline was 3.7%. Organic sales decline was driven by unfavorable value realization of 2.3% attributable to strategic price investments, coupled with volume-related decreases of 1.4%, which were attributable to a softer sun season in the United States, trade inventory fluctuations in certain customers in the United States and Asia Pacific, and current fiscal year competitive pressures resulting in market share losses.

Skin Health and Beauty Segment Adjusted Operating Income

The Skin Health and Beauty Segment adjusted operating income decreased by $16 million, or 9.7%, to $149 million for the fiscal three months ended June 29, 2025 as compared to the fiscal three months ended June 30, 2024. The decrease was primarily driven by unfavorable value realization, volume-related Net sales decreases, and higher expenses related to brand support, partially offset by savings from Our Vue Forward resulting in administrative expense reductions and the realization of benefits associated with our supply chain optimization initiatives.

Essential Health Segment

Essential Health Segment Net Sales

The Essential Health Segment Net sales were $1.2 billion and $1.3 billion for the fiscal three months ended June 29, 2025 and June 30, 2024, respectively, a decrease of $37 million, or 2.9%. Excluding the impact of unfavorable changes in foreign currency exchange rates of 0.5%, Organic sales decline was 2.4%. Organic sales decline was primarily driven by both volume-related decreases of 1.8% and unfavorable value realization of 0.6% attributable to strategic price investments. Volume-related decreases were attributable to trade inventory fluctuations in certain customers impacted by timing of promotions, primarily in Wound Care in North America, as well as competitive pressures in Baby Care in Asia Pacific and Oral Care in North America, with the latter also impacted by market deceleration, partially offset by growth in Women’s Health in Latin America.

Essential Health Segment Adjusted Operating Income

The Essential Health Segment adjusted operating income decreased by $8 million, or 2.2%, to $351 million for the fiscal three months ended June 29, 2025 as compared to the fiscal three months ended June 30, 2024. The decrease was primarily driven by volume-related Net sales decreases, unfavorable value realization, net input cost inflation, and unfavorable changes in foreign currency exchange rates, partially offset by lower expenses related to brand support due to an elevated comparison in the prior fiscal period reflecting the quarterly phasing of investment in our brands, savings from Our Vue Forward resulting in administrative expense reductions, and the realization of benefits associated with our supply chain optimization initiatives. Segment adjusted operating income margin increased by 0.3% for the fiscal three months ended June 29, 2025 as compared to the fiscal three months ended June 30, 2024.

Results of Operations

Fiscal Six Months Ended June 29, 2025 Compared with Fiscal Six Months Ended June 30, 2024

Our results for the fiscal six months ended June 29, 2025 and June 30, 2024 were as follows:

	Fiscal Six Months Ended		Change In Fiscal Period
	June 29, 2025	June 30, 2024	Change 2024 to 2025
(Dollars in Millions)			Amount	Percent
Net sales	$7,580	$7,894	$(314)	(4.0)%
Cost of sales	3,151	3,287	(136)	(4.1)
Gross profit	4,429	4,607	(178)	(3.9)
Selling, general, and administrative expenses	3,041	3,214	(173)	(5.4)
Restructuring expenses	120	89	31	34.8
Impairment charges	—	578	(578)	*
Other operating expense, net	18	22	(4)	(18.2)
Operating income	1,250	704	546	77.6
Other expense, net	16	25	(9)	(36.0)
Interest expense, net	188	187	1	0.5
Income before taxes	1,046	492	554	*
Provision for taxes	304	138	166	*
Net income	$742	$354	$388	*
* Calculation not meaningful.

Net Sales

Net sales were $7.6 billion and $7.9 billion for the fiscal six months ended June 29, 2025 and June 30, 2024, respectively, a decrease of $314 million, or 4.0%. Excluding the impact of unfavorable changes in foreign currency exchange rates of 1.2%

and the reduction in Net sales related to divestitures of 0.1%, Organic sales decline was 2.7%. Organic sales decline was driven by volume-related decreases of 2.1% and unfavorable value realization of 0.6%. Volume-related decreases were driven by softer allergy and cough and cold seasons impacting Self Care, a softer sun season and current fiscal year competitive pressures impacting Skin Health and Beauty, as well as trade inventory fluctuations in certain customers across segments and changes in shipment timing as compared to the prior fiscal year in China. Unfavorable value realization was driven by strategic price investments, primarily in Skin Health and Beauty. For additional information about the Net sales of our three reportable business segments, see “—Segment Results” below.

The following table presents a reconciliation of the change in U.S. GAAP Net sales to the change in Organic sales for the fiscal six months ended June 29, 2025 as compared to the fiscal six months ended June 30, 2024:

	Fiscal Six Months Ended June 29, 2025 vs. June 30, 2024
	Reported Net Sales Change	Impact of Foreign Currency	Acquisitions and Divestitures	Organic Sales Change
				Total Organic Sales Change	Price/Mix(1)	Volume
Total	(4.0)%	(1.2)%	(0.1)%	(2.7)%	(0.6)%	(2.1)%
(1) Also referred to as value realization.

Cost of Sales

Cost of sales were $3.2 billion and $3.3 billion for the fiscal six months ended June 29, 2025 and June 30, 2024, respectively, a decrease of $136 million, or 4.1%. Gross profit margin was consistent with the prior fiscal period. Changes in Cost of sales were primarily due to volume-related Net sales decreases. Changes in both Cost of sales and gross profit margin were primarily due to gains attributable to the realization of benefits associated with our supply chain optimization initiatives, offset by net input cost inflation and volume deleverage at internal manufacturing sites. Changes in both Cost of sales and gross profit margin were also impacted by a reduction in stock-based compensation expense attributable to a refinement to the methodology of our stock-based compensation expense allocations, the vesting of stock-based awards, and forfeitures of unvested stock-based awards. Gross profit margin was also impacted by unfavorable value realization.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $3.0 billion and $3.2 billion for the fiscal six months ended June 29, 2025 and June 30, 2024, respectively, a decrease of $173 million, or 5.4%. Selling, general, and administrative expenses as a percentage of Net sales decreased 60 basis points to 40.1% for the fiscal six months ended June 29, 2025, as compared to 40.7% for the fiscal six months ended June 30, 2024. The decrease in Selling, general, and administrative expenses was primarily attributable to a $76 million decrease in Separation-related costs and savings from Our Vue Forward. The decrease was also driven by a reduction in stock-based compensation expense attributable to the vesting of stock-based awards as well as forfeitures of unvested stock-based awards, partially offset by a refinement to the methodology of our stock-based compensation expense allocations.

Restructuring Expenses

Restructuring expenses were $120 million and $89 million for the fiscal six months ended June 29, 2025 and June 30, 2024, respectively, an increase of $31 million. Restructuring expenses relate to costs incurred under Our Vue Forward and the increase was driven by higher information technology and project-related costs. See Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for additional information.

Impairment Charges

Impairment charges were $0 million and $578 million for the fiscal six months ended June 29, 2025 and June 30, 2024, respectively, a decrease of $578 million. Impairment charges for the fiscal six months ended June 30, 2024 were driven by a non-cash charge of $488 million ($337 million after-tax) to adjust the carrying value of intangible assets and property, plant, and equipment related to the Dr.Ci:Labo® skin health business. The impairment was due primarily to revisions to internal forecasts for the business as a result of updates in our strategy to reach more consumers and appropriately address evolving market dynamics, including shifts in consumer sentiment in China as well as changing shopping patterns in the region.

Impairment charges for the fiscal six months ended June 30, 2024 were also driven by the impact of a $68 million non-cash impairment charge related to our former corporate headquarters in Skillman, New Jersey, which was classified as held for sale on February 21, 2024. Additionally, we recognized a non-cash impairment charge of $22 million related to certain software development assets. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Impairment Charges,” to the Condensed Consolidated Financial Statements included herein for additional information.

Other Operating Expense, Net

Other operating expense, net was $18 million and $22 million for the fiscal six months ended June 29, 2025 and June 30, 2024, respectively, a decrease of $4 million. Other operating expense, net for the fiscal six months ended June 29, 2025 and June 30, 2024 was driven by the $28 million and $38 million accounting impact, respectively, of net economic benefit arrangements with J&J in connection with the Deferred Local Businesses (see Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included herein for additional information), partially offset by $18 million and $17 million, respectively, of royalty income. See Note 9, “Other Operating Expense, Net and Other Expense (Income), Net,” to the Condensed Consolidated Financial Statements included herein for additional information.

Other Expense, Net

Other expense, net was $16 million and $25 million for the fiscal six months ended June 29, 2025 and June 30, 2024, respectively, a decrease of $9 million. Other expense, net for the fiscal six months ended June 29, 2025 was driven by $17 million of currency losses on transactions. Other expense, net for the fiscal six months ended June 30, 2024 was driven by $31 million in losses on investments. See Note 9, “Other Operating Expense, Net and Other Expense (Income), Net,” to the Condensed Consolidated Financial Statements included herein for additional information.

Interest Expense, Net

Interest expense, net was $188 million and $187 million for the fiscal six months ended June 29, 2025 and June 30, 2024, respectively, an increase of $1 million. Interest expense, net in both fiscal periods primarily consisted of interest expense, including amortization of discounts and debt issuance costs, recognized on the Senior Notes (as defined in Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein) and notes issued under our commercial paper program. See Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein for additional information.

Provision for Taxes

Provision for taxes was $304 million and $138 million for the fiscal six months ended June 29, 2025 and June 30, 2024, respectively, an increase of $166 million. The increase in Provision for taxes was primarily due to higher year-to-date pre-tax income, income tax benefits recognized during the fiscal six months ended June 30, 2024 resulting from the impairment to the Dr.Ci:Labo® skin health business, the remeasurement of our state deferred tax liability recognized during the fiscal six months ended June 30, 2024 as a result of a change in our state tax rate, and reduced income tax benefits derived from fewer releases of income tax reserves due to the expiration of certain statutes of limitations. The increase was partially offset by fewer unfavorable return-to-provision adjustments recognized during the fiscal six months ended June 29, 2025 as well as a windfall on stock-based compensation recorded during the fiscal six months ended June 29, 2025 as compared to a shortfall on stock-based compensation recorded during the fiscal six months ended June 30, 2024. In addition, the worldwide effective income tax rates for the fiscal six months ended June 29, 2025 and June 30, 2024 were 29.1% and 28.0%, respectively. See Note 10, “Income Taxes,” to the Condensed Consolidated Financial Statements included herein for additional information.

Segment Results

Fiscal Six Months Ended June 29, 2025 Compared with Fiscal Six Months Ended June 30, 2024

The following tables present Segment net sales and Segment adjusted operating income and the period-over-period changes in Segment net sales and Segment adjusted operating income for the fiscal six months ended June 29, 2025 and June 30, 2024. See Note 14, “Segments of Business,” to the Condensed Consolidated Financial Statements included herein for further details regarding Segment net sales and Segment adjusted operating income.

	Fiscal Six Months Ended								Change In Fiscal Period
	June 29, 2025				June 30, 2024				Change 2024 to 2025
(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total	Self Care	Skin Health and Beauty	Essential Health	Total	Amount	Percent
Net sales	$3,222	$2,036	$2,322	$7,580	$3,333	$2,157	$2,404	$7,894	$(314)	(4.0)%
Segment adjusted Cost of sales(1)	1,135	835	1,027	2,997	1,124	903	1,058	3,085	(88)	(2.9)
Other segment expense items(2)	994	960	705	2,659	1,074	943	723	2,740	(81)	(3.0)
Segment adjusted operating income	$1,093	$241	$590	$1,924	$1,135	$311	$623	$2,069	$(145)	(7.0)%
Reconciliation to Income before taxes
Less:
Depreciation(3)				151				144
Amortization of intangible assets(4)				127				146
Separation-related costs(5)				62				146
Restructuring expenses and operating model optimization initiatives(6)				135				108
Impairment charges(7)				—				578
Conversion of stock-based awards(8)				4				28
Founder Shares(9)				8				17
Other operating expense, net				18				22
General corporate/unallocated expenses				169				176
Operating income				$1,250				$704
Other expense, net				16				25
Interest expense, net				188				187
Income before taxes				$1,046				$492
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
(3) Depreciation consists of depreciation of property, plant, and equipment and amortization of integration and development costs capitalized in connection with cloud computing arrangements.
(4) Relates to the amortization of definite-lived intangible assets (primarily trademarks, trade names, and customer lists) over their estimated useful lives.
(5) See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Separation-Related Costs,” to the Condensed Consolidated Financial Statements included herein for additional information regarding Separation-related costs.
(6) Restructuring expenses and operating model optimization initiatives relate to the 2024 Multi-Year Restructuring Initiative. See Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for additional information.
(7) Impairment charges for the fiscal six months ended June 30, 2024 includes $488 million recognized in relation to Dr.Ci:Labo® long-lived assets, $68 million recognized on the held for sale asset associated with the Company’s former corporate headquarters in Skillman, New Jersey, and $22 million recognized on certain software development assets. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Impairment Charges,” to the Condensed Consolidated Financial Statements included herein for additional information.
(8) Segment adjusted operating income excludes the impact of the conversion of stock-based awards that occurred on August 23, 2023. The adjustment represents the net impact of the gain on reversal of previously recognized stock-based compensation expense, offset by stock-based compensation expense recognized in the fiscal six months ended June 29, 2025 and June 30, 2024 relating to employee services provided prior to the Separation.
(9) On August 25, 2023, our Compensation & Human Capital Committee approved the Founder Shares. On October 2, 2023, the Founder Shares were granted to all Kenvue employees in the form of stock options and PSUs to executive officers and either stock options and PSUs or RSUs to non-executive individuals.

	Fiscal Six Months Ended				Change in Fiscal Period
	June 29, 2025		June 30, 2024		Change 2024 to 2025
(Dollars in Millions)	Amount	Percent	Amount	Percent	Amount	Percent
Segment Net Sales
Self Care	$3,222	42.5%	$3,333	42.2%	$(111)	(3.3)%
Skin Health and Beauty	2,036	26.9	2,157	27.3	(121)	(5.6)
Essential Health	2,322	30.6	2,404	30.5	(82)	(3.4)
Segment net sales	$7,580	100.0%	$7,894	100.0%	$(314)	(4.0)%

Self Care	$1,093		$1,135		$(42)	(3.7)%
Skin Health and Beauty	241		311		(70)	(22.5)
Essential Health	590		623		(33)	(5.3)
Segment adjusted operating income(1)	$1,924		$2,069		$(145)	(7.0)%
(1) Refer to the table above for the reconciliation of Segment adjusted operating income to Operating income and Income before taxes in the Condensed Consolidated Financial Statements.

Organic Sales Change

The following table presents a reconciliation of the change in U.S. GAAP Net sales to the change in Organic sales for the fiscal six months ended June 29, 2025 as compared to the fiscal six months ended June 30, 2024:

	Fiscal Six Months Ended June 29, 2025 vs. June 30, 2024
	Reported Net Sales Change	Impact of Foreign Currency	Acquisitions and Divestitures	Organic Sales Change
				Total Organic Sales Change	Price/Mix(1)	Volume
Self Care	(3.3)%	(0.5)%	—%	(2.8)%	0.1%	(2.9)%
Skin Health and Beauty	(5.6)	(1.1)	(0.3)	(4.2)	(2.1)	(2.1)
Essential Health	(3.4)	(2.1)	—	(1.3)	(0.3)	(1.0)
Total	(4.0)%	(1.2)%	(0.1)%	(2.7)%	(0.6)%	(2.1)%
(1) Also referred to as value realization.

Self Care Segment

Self Care Segment Net Sales

The Self Care Segment Net sales were $3.2 billion and $3.3 billion for the fiscal six months ended June 29, 2025 and June 30, 2024, respectively, a decrease of $111 million, or 3.3%. Excluding the impact of unfavorable changes in foreign currency exchange rates of 0.5%, Organic sales decline was 2.8%. The Organic sales decline was driven by volume-related decreases of 2.9%, partially offset by favorable value realization of 0.1%. Volume-related decreases were primarily attributable to lower inventory replenishment due to the continued impact of the most recent weak cough and cold season on Cough and Cold products and pediatric Pain Care products and the impact of a softer allergy season on Allergy Care products, trade inventory fluctuations in certain customers, and changes in shipment timing as compared to the prior fiscal year in China, partially offset by growth in Smoking Cessation in Europe, Middle East, and Africa.

Self Care Segment Adjusted Operating Income

The Self Care Segment adjusted operating income decreased by $42 million, or 3.7%, to $1,093 million for the fiscal six months ended June 29, 2025 as compared to the fiscal six months ended June 30, 2024. The decrease was primarily driven by volume-related Net sales decreases, volume deleverage at internal manufacturing sites, unfavorable changes in foreign currency exchange rates, and net input cost inflation, partially offset by lower expenses related to brand support due to an elevated comparison in the prior fiscal period reflecting the quarterly phasing of investment in our brands and savings from Our Vue Forward resulting in administrative expense reductions.

Skin Health and Beauty Segment

Skin Health and Beauty Segment Net Sales

The Skin Health and Beauty Segment Net sales were $2.0 billion and $2.2 billion for the fiscal six months ended June 29, 2025 and June 30, 2024, respectively, a decrease of $121 million, or 5.6%. Excluding the impact of unfavorable changes in foreign currency exchange rates of 1.1% and the reduction in Net sales related to divestitures of 0.3%, Organic sales decline was 4.2%. Organic sales decline was driven by unfavorable value realization of 2.1% attributable to strategic price investments, coupled with volume-related decreases of 2.1%, which were attributable to a softer sun season in the United States, trade inventory fluctuations in certain customers in the United States and Asia Pacific, market softness in Asia Pacific, and current fiscal year competitive pressures resulting in market share losses. Volume-related decreases were partially offset by increases in hair regrowth products across regions.

Skin Health and Beauty Segment Adjusted Operating Income

The Skin Health and Beauty Segment adjusted operating income decreased by $70 million, or 22.5%, to $241 million for the fiscal six months ended June 29, 2025 as compared to the fiscal six months ended June 30, 2024. The decrease was primarily driven by volume-related Net sales decreases, unfavorable value realization, higher expenses related to brand support, unfavorable changes in foreign currency exchange rates, and net input cost inflation, partially offset by the realization of benefits associated with our supply chain optimization initiatives and savings from Our Vue Forward resulting in administrative expense reductions.

Essential Health Segment

Essential Health Segment Net Sales

The Essential Health Segment Net sales were $2.3 billion and $2.4 billion for the fiscal six months ended June 29, 2025 and June 30, 2024, respectively, a decrease of $82 million, or 3.4%. Excluding the impact of unfavorable changes in foreign currency exchange rates of 2.1%, Organic sales decline was 1.3%. Organic sales decline was primarily driven by both volume-related decreases of 1.0% and unfavorable value realization of 0.3% attributable to strategic price investments. Volume-related decreases were attributable to trade inventory fluctuations in certain customers impacted by timing of promotions, primarily in Wound Care in North America, as well as competitive pressures and market deceleration in Oral Care in North America, partially offset by growth in Women’s Health and Oral Care in Latin America.

Essential Health Segment Adjusted Operating Income

The Essential Health Segment adjusted operating income decreased by $33 million, or 5.3%, to $590 million for the fiscal six months ended June 29, 2025 as compared to the fiscal six months ended June 30, 2024. The decrease was primarily driven by volume-related Net sales decreases, unfavorable changes in foreign currency exchange rates, and net input cost inflation, partially offset by the realization of benefits associated with our supply chain optimization initiatives and lower expenses related to brand support due to an elevated comparison in the prior fiscal period reflecting the quarterly phasing of investment in our brands.

Liquidity and Capital Resources

Cash Flows

Summarized cash flow information for the fiscal six months ended June 29, 2025 and June 30, 2024 were as follows:

			Change In Fiscal Period
	Fiscal Six Months Ended		Change 2024 to 2025
(Dollars in Millions)	June 29, 2025	June 30, 2024	Amount	Percent
Net income	$742	$354	$388	*
Net changes in assets and liabilities	$(58)	$(482)	$424	(88.0)%
Net cash flows from operating activities	$1,049	$727	$322	44.3%
Net cash flows used in investing activities	$(257)	$(237)	$(20)	8.4%
Net cash flows used in financing activities	$(858)	$(816)	$(42)	5.1%
* Calculation not meaningful.

Operating Activities

Net cash flows from operating activities were $1,049 million and $727 million for the fiscal six months ended June 29, 2025 and June 30, 2024, respectively, an increase of $322 million. The increase was primarily attributable to net changes in working capital balances driven by Accounts payable and accrued liabilities due to the timing of payments and Trade receivables due to the timing of sales relative to collections.

Investing Activities

Net cash flows used in investing activities were $257 million and $237 million for the fiscal six months ended June 29, 2025 and June 30, 2024, respectively, an increase of $20 million. Net cash flows used in investing activities were primarily driven by purchases of property, plant, and equipment in both the fiscal six months ended June 29, 2025 and June 30, 2024.

Financing Activities

Net cash flows used in financing activities were $858 million and $816 million for the fiscal six months ended June 29, 2025 and June 30, 2024, respectively, an increase of $42 million. Net cash flows used in financing activities for the fiscal six months ended June 29, 2025 were primarily driven by $785 million of dividends paid, the $750 million repayment of the 5.50% Senior Notes due 2025 (as defined in Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein), and $127 million of payments made to purchase treasury stock, partially offset by $746 million of net proceeds from the issuance of the 4.85% Senior Notes due 2032 (as defined in Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein). Net cash flows used in financing activities for the fiscal six months ended June 30, 2024 were primarily driven by $766 million of dividends paid and $91 million of payments made to purchase treasury stock, partially offset by $50 million of net proceeds from the issuance of commercial paper under our commercial paper program.

Sources of Liquidity

Our primary sources of liquidity are cash on hand, which consisted of Cash and cash equivalents of $1,070 million as of June 29, 2025, cash flows from operations, borrowing capacity under a revolving credit facility of $4.0 billion which expires in March 2029, and authorized commercial paper program issuance of $4.0 billion. Also, on February 24, 2025, we filed a registration statement on Form S-3 with the SEC under which from time to time we may sell securities. On May 22, 2025, we issued a series of senior unsecured notes maturing in 2032 in an aggregate principal amount of $750 million.

As of June 29, 2025, total debt was $8,610 million. As of June 29, 2025, we had $7,684 million of Senior Notes (as defined in Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein) outstanding, net of related discounts and debt issuance costs of $66 million, no amounts outstanding under our revolving credit facility, and $799 million of outstanding balances under our commercial paper program, net of a related discount of $1 million.

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

Management believes that our cash balances and funds provided by operating activities, along with borrowing capacity and access to capital markets, taken as a whole, provide adequate liquidity to meet all of our current and long-term obligations when due, including third-party debt, adequate liquidity to fund capital expenditures, and flexibility to meet investment opportunities that may arise. However, we cannot assure you that we will be able to obtain additional debt or equity financing on acceptable terms in the future.

Cash and cash equivalents remained flat at $1,070 million as of June 29, 2025 as compared to December 29, 2024. Cash and cash equivalents held by our foreign subsidiaries was $1,059 million and $1,044 million as of June 29, 2025 and December 29, 2024, respectively.

Restructuring

As part of our continued transformation to a fit-for-purpose consumer company, during the fiscal year 2024, we began Our Vue Forward to enhance organizational efficiencies and better position Kenvue for future growth. To further Our Vue Forward, on May 6, 2024, our Board approved the 2024 Multi-Year Restructuring Initiative to build on our strengths, improve our underlying information technology infrastructure, and optimize our cost structure by rebalancing resources to better position us for future growth. The 2024 Multi-Year Restructuring Initiative is expected to result in pre-tax restructuring expenses and other charges totaling approximately $550 million. We planned to incur approximately $275 million in pre-tax restructuring expenses and other charges in each of fiscal year 2024 and fiscal year 2025. We incurred lower than expected spend inception-to-date through June 29, 2025 due to the continuing shift in timing of certain information technology and project-related costs to fiscal year 2025. Over the life of the initiative, a majority of the pre-tax expenses and other charges are expected to be paid in cash. These charges are expected to be funded primarily through cash flows generated from operations. We began to realize savings resulting from the 2024 Multi-Year Restructuring Initiative in fiscal year 2024, and we expect to realize the full extent of annualized pre-tax gross cost savings of approximately $350 million beginning in fiscal year 2026. In accordance with plan, we have largely reinvested savings realized inception-to-date in association with the 2024 Multi-Year Restructuring Initiative in future growth opportunities, including immediate reinvestment behind advertising, product promotion, and healthcare professional engagement. Our estimates of the costs of the initiative and the expected benefits are preliminary estimates and are subject to a number of assumptions, including local law requirements in various jurisdictions. Actual charges may differ, possibly materially, from the estimates provided above. See Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for further information.

Dividends

Quarterly dividends have been paid to our shareholders since the Kenvue IPO. A summary of cash dividends per share on the outstanding Kenvue common stock declared to shareholders by our Board and paid during the fiscal six months ended June 29, 2025 is presented below:

Declaration Date	Record Date	Payment Date	Per Share Amount
January 16, 2025	February 12, 2025	February 26, 2025	$0.205
April 16, 2025	May 14, 2025	May 28, 2025	$0.205

On July 30, 2025, we announced a 1.2% increase in the quarterly dividend as our Board declared a dividend of $0.2075 per share on our common stock. The dividend is payable on August 27, 2025 to shareholders of record as of the close of business on August 13, 2025.

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

As of June 29, 2025, we expect our primary cash requirements for fiscal year 2025 to include capital expenditures. We made payments of $267 million for purchases of property, plant, and equipment during the fiscal six months ended June 29, 2025.

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

Provision for Taxes

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation Development (“OECD”) Pillar Two Inclusive Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. On July 17, 2023, the OECD published Administrative Guidance proposing certain safe harbors that effectively extend certain effective dates to January 1, 2027. The OECD continues to release additional guidance, including guidance on safe harbors for which we may qualify, and many countries have already implemented legislation consistent with the OECD Pillar Two Framework. Due to these new rules, our provision for taxes could be unfavorably impacted as the legislation becomes effective in countries in which we conduct business. However, based on our current analysis, currently enacted laws for Pillar Two do not have a significant impact on the Condensed Consolidated Financial Statements. We are continuing to evaluate the Model Global Anti-Base Erosion Rules for Pillar Two and related legislation, and their potential impact on future periods. In addition, in January 2025, the United States issued an executive order expressing disagreement with certain aspects of the Pillar Two framework. In June 2025, the Group of Seven (“G7”) issued a statement supporting the exclusion of U.S parented groups from certain aspects of Pillar Two in exchange for the U.S. not imposing certain retaliatory taxes. Although the executive order and G7 statement do not have a binding effect, we will continue to monitor any changes to the OECD Pillar Two framework and enacted Pillar Two legislation resulting from these negotiations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report.

Item 4. Controls And Procedures
Evaluation of Disclosure Controls and Procedures

As of June 29, 2025, the end of the period covered by this report, the Company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. The Company’s Interim Chief Executive Officer and Chief Financial Officer reviewed and participated in this evaluation of Kenvue’s disclosure controls and procedures. Based on this evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2025, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal three months ended June 29, 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors in Part I, Item 1A, “Risk Factors” included in our Annual Report. The following factor is in addition to those set forth in the Annual Report:

We cannot assure you that our strategic review process will result in any particular outcome, and the process of reviewing strategic alternatives could adversely affect our business.

In July 2025, we announced that our Board had previously initiated a comprehensive review of strategic alternatives and has established the Strategic Review Committee to consider a broad range of potential alternatives, including optimizing the Company’s brand portfolio, while improving execution and enhancing operating performance. We cannot assure you that our review of strategic alternatives will unlock shareholder value or that the review will result in any transaction or other strategic change or outcome. Furthermore, the Company may be unable to consummate effectively or efficiently or in a timely manner any strategic alternative selected by our Board. The process of reviewing potential strategic alternatives, as well as implementing the alternative, if any, chosen by our Board, may be time-consuming, expensive, distracting to our management and employees, and disruptive to our business operations, which could adversely affect our business, results of operations, or financial condition and could result in increased volatility in our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities by the Company during the fiscal six months ended June 29, 2025.

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

The following table represents our purchases of common stock during the fiscal three months ended June 29, 2025:

(Shares in Thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
March 31, 2025 – April 27, 2025	—	$—	—	12,792
April 28, 2025 – May 25, 2025	2,666	$23.88	2,666	10,126
May 26, 2025 – June 29, 2025	—	$—	—	10,126
Total number of shares purchased	2,666

Item 5. Other Information
Insider Trading Arrangements and Policies

During the fiscal three months ended June 29, 2025, none of the Company’s directors or officers (as defined in Rule 16a1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the conditions of the affirmative defense provided by Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1
Amended and Restated Certificate of Incorporation of Kenvue Inc., effective as of May 3, 2023, filed as Exhibit 3.1 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on May 8, 2023, and incorporated herein by reference

3.2
Amended and Restated Bylaws of Kenvue Inc., effective as of May 3, 2023, filed as Exhibit 3.2 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on May 8, 2023, and incorporated herein by reference

4.1
Second Supplemental Indenture dated May 22, 2025, between the Company and Deutsche Bank Trust Company Americas, as trustee, to the Indenture dated March 22, 2023, between the Company and Deutsche Bank Trust Company Americas, as trustee, filed as Exhibit 4.1 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on May 22, 2025, and incorporated herein by reference

4.2
Form of 4.850% Senior Note due 2032 (included in Exhibit 4.1), filed as Exhibit 4.2 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on May 22, 2025, and incorporated herein by reference

10.1
Offer letter between Amit Banati and Kenvue Brands LLC, dated May 5, 2025, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Kenvue Inc. with SEC on May 8, 2025, and incorporated herein by reference

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

Kenvue Inc.
Date: August 7, 2025	/s/ AMIT BANATI
Amit Banati
Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2025	/s/ HEATHER HOWLETT
Heather Howlett
Chief Accounting Officer (Principal Accounting Officer)