Form 10-Q
period 2025-09-28
Kenvue Inc.
filed 2025-11-03
CIK 1944048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On October 28, 2025, 1,915,802,170 shares of Common Stock, $0.01 par value, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and Kenvue Inc.’s other publicly available documents contain forward-looking statements within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives, and projections about the future. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “estimates,” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impact of planned acquisitions and dispositions; our strategy for growth and cost savings; product development activities; regulatory approvals; market position; expenditures; the effects of the Separation (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Description of the Company and Business Segments,” to the Condensed Consolidated Financial Statements included herein) on our business; and our proposed Transaction (as defined in Note 16, “Subsequent Events,” to the Condensed Consolidated Financial Statements included herein).

As used in this Quarterly Report on Form 10-Q, “Kenvue,” the “Company,” “we,” “us,” “our,” and similar terms include Kenvue Inc. and its subsidiaries, unless the context indicates otherwise.

Because forward-looking statements are based on current beliefs, expectations, and assumptions regarding future events, they are subject to risks, uncertainties, and changes that are difficult to predict and many of which are outside of our control. You should realize that if underlying assumptions prove inaccurate, or known or unknown risks or uncertainties materialize, our actual results and financial condition could vary materially from expectations and projections expressed or implied in our forward-looking statements. The forward-looking statements in this report, other than the statements regarding the proposed Transaction with Kimberly-Clark, do not assume the consummation of the proposed Transaction unless specifically stated otherwise. Risks and uncertainties include but are not limited to:

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
•Product reliability, safety, and/or efficacy concerns, whether or not based on scientific or factual evidence, potentially resulting in governmental investigations, regulatory action (including, but not limited to, the shutdown of manufacturing facilities, product relabeling, or withdrawal of product from the market), private claims and lawsuits, significant remediation and related costs, safety alerts, product shortages, product recalls, declining sales, reputational damage, and share price impact;
•The potential that the expected benefits and opportunities from our strategic review process, the 2024 Multi-Year Restructuring Initiative (as defined in Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein) or any other planned or completed restructuring, cost-saving, or other strategic initiative, acquisition, or divestiture, including the proposed Transaction, may not be realized or may take longer to realize than expected;
•Our ability to establish, maintain, protect, and enforce intellectual property rights, as well as address the threats of counterfeit and other unauthorized versions of our products;
•Allegations that we or our products infringe the intellectual property rights of third parties;
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
•Our substantial indebtedness, including the restrictions and covenants in our debt agreements; and
•Our ability to complete the proposed Transaction and uncertainties related to the proposed Transaction generally, including, among others, those related to the ability of the combined company (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Proposed Transaction with Kimberly-Clark,” to the Condensed Consolidated Financial Statements included herein) to identify and realize any benefits that the Transaction may offer, consideration our shareholders may receive, the ability of our shareholders to influence the future combined company, the possibility of future litigation related to the Transaction, and the receipt of regulatory approvals and satisfaction of other customary closing conditions necessary for the Transaction to be consummated.

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under the section titled “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A,“Risk Factors,” in our Annual Report on Form 10-K for the fiscal twelve months ended December 29, 2024 filed on February 24, 2025 with the U.S. Securities and Exchange Commission (the “SEC”), in Part II, Item 1A, “Risk Factors,” included herein, and in our other filings with the SEC. You should understand that it is not possible to predict or identify all such factors, and you should not consider the risks described above to be a complete statement of all potential risks and uncertainties. We do not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments, except as required by law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
KENVUE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions, Except Per Share Data; Shares in Thousands)

	September 28, 2025	December 29, 2024
Assets
Current assets
Cash and cash equivalents	$1,139	$1,070
Trade receivables, less allowances for credit losses ($25 and $26 as of September 28, 2025 and December 29, 2024, respectively)	2,416	2,165
Inventories	1,794	1,591
Prepaid expenses and other receivables	531	494
Other current assets	152	205
Total current assets	6,032	5,525
Property, plant, and equipment, net	2,092	1,849
Intangible assets, net	8,716	8,474
Goodwill	9,441	8,843
Deferred taxes on income	237	184
Other assets	730	726
Total Assets	$27,248	$25,601
Liabilities and Stockholders’ Equity
Current liabilities
Loans and notes payable	$1,913	$1,552
Accounts payable	2,445	2,254
Accrued liabilities	958	1,132
Accrued rebates, returns, and promotions	737	727
Accrued taxes on income	103	74
Total current liabilities	6,156	5,739
Long-term debt	7,060	7,055
Deferred taxes on income	2,425	2,261
Employee-related obligations	373	342
Other liabilities	600	536
Total liabilities	16,614	15,933
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value, 750,000 shares authorized; no shares issued and outstanding as of September 28, 2025 and December 29, 2024	—	—
Common stock, $0.01 par value, 12,500,000 shares authorized; 1,936,118 and 1,915,731 shares issued and outstanding as of September 28, 2025, respectively; 1,924,977 and 1,913,768 shares issued and outstanding as of December 29, 2024, respectively	19	19
Additional paid-in capital	16,320	16,130
Treasury stock, 20,387 and 11,208 shares at cost as of September 28, 2025 and December 29, 2024, respectively	(439)	(242)
Accumulated deficit	(136)	(93)
Accumulated other comprehensive loss	(5,130)	(6,146)
Total stockholders’ equity	10,634	9,668
Total Liabilities and Stockholders’ Equity	$27,248	$25,601
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in Millions, Except Per Share Data; Shares in Millions)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net sales	$3,764	$3,899	$11,344	$11,793
Cost of sales	1,538	1,617	4,689	4,904
Gross profit	2,226	2,282	6,655	6,889
Selling, general, and administrative expenses	1,512	1,590	4,553	4,804
Restructuring expenses	84	31	204	120
Impairment charges	—	—	—	578
Other operating expense, net	1	7	19	29
Operating income	629	654	1,879	1,358
Other expense (income), net	10	(19)	26	6
Interest expense, net	93	96	281	283
Income before taxes	526	577	1,572	1,069
Provision for taxes	128	194	432	332
Net income	$398	$383	$1,140	$737

Net income per share
Basic	$0.21	$0.20	$0.59	$0.38
Diluted	$0.21	$0.20	$0.59	$0.38
Weighted-average number of shares outstanding
Basic	1,918	1,915	1,917	1,915
Diluted	1,923	1,924	1,925	1,921
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income	$398	$383	$1,140	$737
Other comprehensive (loss) income, net of taxes
Foreign currency translation	(65)	473	1,000	41
Employee benefit plans	7	(7)	(1)	(1)
Derivatives and hedges	—	10	17	(22)
Other comprehensive (loss) income	(58)	476	1,016	18
Comprehensive income	$340	$859	$2,156	$755
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; Dollars in Millions, Except Per Share Data; Shares in Thousands)

	Fiscal Three Months Ended September 28, 2025
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
June 29, 2025	1,918,837	$19	$16,288	16,874	$(369)	$(136)	$(5,072)	$10,730
Net income	—	—	—	—	—	398	—	398
Other comprehensive loss	—	—	—	—	—	—	(58)	(58)
Cash dividends on common stock ($0.2075 per share)	—	—	—	—	—	(398)	—	(398)
Stock-based compensation	—	—	25	—	—	—	—	25
Issuance of common stock under the Kenvue 2023 Plan, net	407	—	7	—	—	—	—	7
Purchase of treasury stock	(3,513)	—	—	3,513	(70)	—	—	(70)
September 28, 2025	1,915,731	$19	$16,320	20,387	$(439)	$(136)	$(5,130)	$10,634

	Fiscal Three Months Ended September 29, 2024
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
June 30, 2024	1,915,064	$19	$16,075	4,950	$(98)	$17	$(5,835)	$10,178
Net income	—	—	—	—	—	383	—	383
Other comprehensive income	—	—	—	—	—	—	476	476
Cash dividends on common stock ($0.205 per share)	—	—	—	—	—	(393)	—	(393)
Stock-based compensation	—	—	58	—	—	—	—	58
Issuance of common stock under the Kenvue 2023 Plan, net	2,314	—	41	—	—	—	—	41
Purchase of treasury stock	(1,100)	—	—	1,100	(23)	—	—	(23)
Separation-related adjustments	—	—	(76)	—	—	—	—	(76)
September 29, 2024	1,916,278	$19	$16,098	6,050	$(121)	$7	$(5,359)	$10,644

	Fiscal Nine Months Ended September 28, 2025
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
December 29, 2024	1,913,768	$19	$16,130	11,208	$(242)	$(93)	$(6,146)	$9,668
Net income	—	—	—	—	—	1,140	—	1,140
Other comprehensive income	—	—	—	—	—	—	1,016	1,016
Cash dividends on common stock ($0.6175 per share)	—	—	—	—	—	(1,183)	—	(1,183)
Stock-based compensation	—	—	106	—	—	—	—	106
Issuance of common stock under the Kenvue 2023 Plan, net	11,142	—	84	—	—	—	—	84
Purchase of treasury stock	(9,179)	—	—	9,179	(197)	—	—	(197)
September 28, 2025	1,915,731	$19	$16,320	20,387	$(439)	$(136)	$(5,130)	$10,634

	Fiscal Nine Months Ended September 29, 2024
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
December 31, 2023	1,915,057	$19	$16,147	350	$(7)	$429	$(5,377)	$11,211
Net income	—	—	—	—	—	737	—	737
Other comprehensive income	—	—	—	—	—	—	18	18
Cash dividends on common stock ($0.605 per share)	—	—	—	—	—	(1,159)	—	(1,159)
Stock-based compensation	—	—	200	—	—	—	—	200
Issuance of common stock under the Kenvue 2023 Plan, net	6,921	—	35	—	—	—	—	35
Purchase of treasury stock	(5,700)	—	—	5,700	(114)	—	—	(114)
Separation-related adjustments	—	—	(284)	—	—	—	—	(284)
September 29, 2024	1,916,278	$19	$16,098	6,050	$(121)	$7	$(5,359)	$10,644
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)

	Fiscal Nine Months Ended
	September 28, 2025	September 29, 2024
Cash flows from operating activities
Net income	$1,140	$737
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	419	472
Stock-based compensation	106	200
Deferred income taxes	(11)	(245)
Impairment charges	—	578
Losses on investments	—	31
Other	54	36
Net changes in assets and liabilities
Trade receivables	(147)	(343)
Inventories	(144)	13
Other current and non-current assets	147	29
Accounts payable and accrued liabilities	(89)	(573)
Employee-related obligations	17	5
Accrued taxes on income	(80)	9
Other liabilities	(69)	27
Net cash flows from operating activities	1,343	976
Cash flows used in investing activities
Purchases of property, plant, and equipment	(365)	(302)
Other investing activities	4	9
Net cash flows used in investing activities	(361)	(293)
Cash flows used in financing activities
Proceeds from commercial paper program, net of repayments and issuance costs	324	258
Proceeds from issuance of Senior Notes, net of issuance cost	746	—
Repayment of Senior Notes	(750)	—
Dividends paid	(1,183)	(1,159)
Purchase of treasury stock	(197)	(114)
Other financing activities	92	37
Net cash flows used in financing activities	(968)	(978)
Effect of exchange rate changes on cash and cash equivalents	55	(30)
Cash and cash equivalents, beginning of period	1,070	1,382
Net increase (decrease) in cash and cash equivalents	69	(325)
Cash and cash equivalents, end of period	$1,139	$1,057
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

Proposed Transaction with Kimberly-Clark

On November 2, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kimberly-Clark Corporation, a Delaware corporation (“K-C” or, with reference to the post-closing period, the “combined company”), Vesta Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of K-C (“First Merger Sub”), and Vesta Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of K-C (“Second Merger Sub”). The Merger Agreement provides for the combination of the Company and K-C upon the terms and subject to the conditions set forth therein, as described in Note 16, “Subsequent Events.”

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

During the fiscal nine months ended September 29, 2024, the Company recorded out-of-period adjustments primarily related to the Separation, which corrected an overstatement in Additional paid-in capital of $284 million, including $94 million ($71 million net of tax) related to certain cloud computing arrangements described below. This amount did not have an impact on the operating results for the fiscal nine months ended September 29, 2024. The Company concluded that these adjustments were not material to the Condensed Consolidated Financial Statements for the prior period.

As of September 29, 2024, the Condensed Consolidated Balance Sheet reflects an adjustment for a change in classification from Property, plant, and equipment, net of $300 million to Other assets and Additional paid-in capital of $171 million and $94 million, respectively, related to certain cloud computing arrangements, net of amortization of $35 million. The Company concluded that this adjustment was not material to the Condensed Consolidated Financial Statements for the prior period.

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

Impairment Charges

No impairments were recognized for both the fiscal three and nine months ended September 28, 2025 and the fiscal three months ended September 29, 2024.

Impairment charges for the fiscal nine months ended September 29, 2024 consisted of:

Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2024
Dr.Ci:Labo® asset impairment(1)	$488
Skillman fixed asset impairment(2)	68
Other asset impairment(3)	22
Total impairment charges	$578
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

Assets Held for Sale

On February 21, 2024, the Company listed its former corporate headquarters in Skillman, New Jersey for sale, which met the criteria to be classified as held for sale at that date. The Skillman, New Jersey facility continues to meet the criteria for held for sale classification as of September 28, 2025. The held for sale asset is measured at the lower of the carrying amount or the fair value less costs to sell.

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

The Company recorded the remaining asset held for sale balance related to the Skillman, New Jersey facility within Other current assets on the Condensed Consolidated Balance Sheets as of both September 28, 2025 and December 29, 2024.

Global and North America Headquarters Lease

On April 20, 2023, the Company entered into a long-term lease for a newly renovated global and North America corporate headquarters building and a newly constructed research and development building in Summit, New Jersey (the “Global and North America Headquarters Lease”). In March 2025, the Company began operating out of the new global and North America corporate headquarters. The relocation to this new campus from multiple U.S.-based locations will continue through 2026 when the new research and development building is expected to be complete. When construction is completed, the campus will encompass approximately 290,000 square feet. The Global and North America Headquarters Lease collectively includes the lease associated with the global and North America corporate headquarters building, the lease associated with the land where the research and development building is under construction, and the lease associated with land used for amenities (the “Amenities Lease”). The Amenities Lease commenced in October 2025.

Separation-Related Costs

The Company is incurring certain non-recurring separation-related costs in connection with the establishment of Kenvue as a standalone public company (“Separation-related costs”), which are included in Cost of sales and Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations. Separation-related costs associated with information technology and other activities, primarily related to the disentanglement of systems and the discontinuance of certain information technology assets, are substantially completed. However, costs related to legal entity name changes and certain other separation-related activities are expected to continue for a longer period than originally anticipated.

Separation-related costs for the fiscal three and nine months ended September 28, 2025 and September 29, 2024 consisted of:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Information technology and other(1)	$12	$75	$63	$203
Legal entity name change	5	10	16	28
Total Separation-related costs	$17	$85	$79	$231
(1) Primarily related to the disentanglement of systems and the costs associated with the discontinuation of certain information technology assets. These costs also include depreciation expense on Separation-related assets for the fiscal three and nine months ended September 29, 2024.

Research and Development

Research and development expenses are expensed as incurred and included in Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations. Research and development expenses were $94 million and $97 million for the fiscal three months ended September 28, 2025 and September 29, 2024, respectively, and $284 million and $302 million for the fiscal nine months ended September 28, 2025 and September 29, 2024, respectively.

Supplier Finance Program

As of September 28, 2025 and December 29, 2024, the Company’s Accounts payable balances included $252 million and $260 million, respectively, related to invoices from suppliers participating in the supplier finance program.

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

All Deferred Legal Entities are exposed to similar operational risks and are therefore monitored and evaluated on a similar basis by management. Accordingly, the financial information for Deferred Legal Entities has been aggregated and the following table summarizes the consolidated assets and liabilities of these entities on the Condensed Consolidated Balance Sheets as of September 28, 2025 and December 29, 2024. The amounts represented in this table are only those assets of the VIEs that can be used to settle only the VIE’s obligations and the VIE’s creditors (or beneficial interest holders) have no recourse against the general credit of the primary beneficiary.

(Dollars in Millions)	September 28, 2025	December 29, 2024
Assets
Current assets
Cash and cash equivalents	$126	$99
Trade receivables, less allowances for credit losses	79	70
Inventories	28	16
Prepaid expenses and other receivables	5	3
Total current assets	238	188
Property, plant, and equipment, net	3	3
Deferred taxes on income	5	3
Other assets	5	—
Total assets	$251	$194
Liabilities
Current liabilities
Accounts payable	$4	$3
Accrued liabilities	11	11
Accrued rebates, returns, and promotions	19	16
Total current liabilities	34	30
Other liabilities	3	—
Total liabilities	$37	$30

The Company recognized Net income of $9 million and $6 million for the fiscal three months ended September 28, 2025 and September 29, 2024, respectively, and $14 million and $12 million for the fiscal nine months ended September 28, 2025 and September 29, 2024, respectively, related to the Deferred Legal Entities in the Condensed Consolidated Statements of Operations.

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

The Company had a net liability to J&J of $25 million and $23 million as of September 28, 2025 and December 29, 2024, respectively, in relation to the net economic benefit arrangements on the Condensed Consolidated Balance Sheets. The Company recognized Net income of $4 million and $7 million for the fiscal three months ended September 28, 2025 and September 29, 2024, respectively, and $26 million and $40 million for the fiscal nine months ended September 28, 2025 and September 29, 2024, respectively, in relation to the net economic benefit arrangements in the Condensed Consolidated Statements of Operations.

Recent Accounting Standards Not Yet Adopted

Accounting Standards Update (“ASU”) 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances the transparency of income tax disclosures, primarily by requiring public business entities to disclose 1) consistent categories and greater disaggregation of information in the rate reconciliations and 2) the disclosure of income taxes paid disaggregated by jurisdiction, among other requirements. This guidance is effective for public business entities for the fiscal years beginning after December 15, 2024. The Company expects to adopt the amendments on a prospective basis. The Company is currently evaluating this guidance and expects that adoption will result in changes to the annual income tax disclosures, including, but not limited to, greater disaggregation of information related to rate reconciliations and income taxes paid.

ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). Among other various new disclosures, ASU 2024-03 requires public business entities to disaggregate operating expenses included in certain expense captions presented on the face of the income statement into specific categories (including purchases of inventory, employee compensation, depreciation, and intangible asset amortization) to provide enhanced transparency into the nature of expenses. This guidance is effective for public business entities for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Companies are required to apply the amendments either 1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or 2) retrospectively to all periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating this guidance and the impact on its disclosures.

ASU 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 simplifies capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The amendment requires entities to start capitalizing software costs when both of the following occur: 1) management has authorized and committed to funding the software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. This guidance is effective for all entities for fiscal years beginning after December 15, 2027, and for interim periods within those fiscal years. Companies are permitted to apply the amendments using a prospective, retrospective, or modified transition approach. Early adoption is permitted. The Company is currently evaluating this guidance and the impact on its financial statements and related disclosures.

No other new accounting standards that were issued or became effective during the fiscal nine months ended September 28, 2025 had, or are expected to have, a significant impact on the Condensed Consolidated Financial Statements.

2. Inventories

As of September 28, 2025 and December 29, 2024, Inventories consisted of:

(Dollars in Millions)	September 28, 2025	December 29, 2024
Raw materials and supplies	$308	$274
Goods in process	89	101
Finished goods	1,397	1,216
Total inventories	$1,794	$1,591

3. Intangible Assets and Goodwill

As of September 28, 2025 and December 29, 2024, the gross and net amounts of intangible assets were:

	September 28, 2025			December 29, 2024
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Patents and trademarks	$4,468	$(2,065)	$2,403	$4,110	$(1,780)	$2,330
Customer relationships	2,040	(1,169)	871	1,933	(1,074)	859
Other intangibles	1,322	(746)	576	1,276	(694)	582
Total definite-lived intangible assets	$7,830	$(3,980)	$3,850	$7,319	$(3,548)	$3,771
Indefinite-lived intangible assets:
Trademarks	$4,804	$—	$4,804	$4,648	$—	$4,648
Other	62	—	62	55	—	55
Total intangible assets, net	$12,696	$(3,980)	$8,716	$12,022	$(3,548)	$8,474

Gross carrying amount changes for the fiscal nine months ended September 28, 2025 were driven by the impact of currency translations.

No intangible asset impairments were recognized for both the fiscal three and nine months ended September 28, 2025 and the fiscal three months ended September 29, 2024.

For the fiscal nine months ended September 29, 2024, the Company recognized $479 million in intangible asset impairments, of which $463 million related to impairment charges recognized in relation to Dr.Ci:Labo® definite-lived intangible assets, including trademarks and other intangibles, as described in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Impairment Charges.”

Amortization expense for the Company’s amortizable assets, which is included in Cost of sales, was $66 million for both the fiscal three months ended September 28, 2025 and September 29, 2024, and $193 million and $212 million for the fiscal nine months ended September 28, 2025 and September 29, 2024, respectively.

The following table summarizes the changes in the carrying amount of goodwill by reportable business segment during the fiscal nine months ended September 28, 2025:

(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total Goodwill
December 29, 2024	$5,054	$2,185	$1,604	$8,843
Currency translation	425	103	70	598
September 28, 2025	$5,479	$2,288	$1,674	$9,441
During the fiscal three months ended September 28, 2025, there was a reassessment of the long-term outlook for the Skin Health and Beauty business. The revised outlook aimed to address slower growth in the broader skincare categories, as well as the recent decline in profitability of the Skin Health and Beauty reporting unit. Management revised the internal forecasts to reflect the updated outlook. These changes in circumstances were determined to be a triggering event, which resulted in a quantitative interim impairment assessment of the fair value of the Skin Health and Beauty reporting unit.

The Company estimates the fair value of a reporting unit using a combination of a discounted cash flow model and a market-based approach. The discounted cash flow model relies on assumptions regarding revenue and net income growth rates, projected working capital needs, capital expenditures, and discount rates. Forecasted cash flows are discounted to present value to estimate the fair value. Under the market-based approach, the Company utilizes the guideline public company method and market transaction method. These methods utilize valuation multiples derived from comparable publicly traded companies and relevant industry transactions, which are then applied to the reporting unit’s operating performance metrics. Based on the results of the assessment, the estimated fair value of the Skin Health and Beauty reporting unit exceeded the carrying value by approximately 10%; therefore, no impairment charge was recorded for the fiscal three months ended September 28, 2025. If all other assumptions were held constant, an increase of approximately 100 basis points in the selected discount rate would have resulted in an impairment charge.

A decline in forecasted Net sales or net income, or adverse macroeconomic developments such as rising interest rates, could significantly reduce the excess between fair value and carrying value. Management will continue to monitor the performance of the Skin Health and Beauty business; however, further deterioration of market conditions or an inability of the Company to execute on its strategies could lead to an impairment charge of the goodwill associated with the Skin Health and Beauty reporting unit in the future.

4. Borrowings

The components of the Company’s debt as of September 28, 2025 and December 29, 2024 were as follows:

(Dollars in Millions)	September 28, 2025	December 29, 2024
Senior Notes
5.50% Senior Notes due 2025	$—	$750
5.35% Senior Notes due 2026	750	750
5.05% Senior Notes due 2028	1,000	1,000
5.00% Senior Notes due 2030	1,000	1,000
4.85% Senior Notes due 2032	750	—
4.90% Senior Notes due 2033	1,250	1,250
5.10% Senior Notes due 2043	750	750
5.05% Senior Notes due 2053	1,500	1,500
5.20% Senior Notes due 2063	750	750
Other(1)	125	119
Discounts and debt issuance costs	(65)	(64)
Total	7,810	7,805
Less: Current portion of long-term debt—principal amount, net of discounts and debt issuance costs	(750)	(750)
Total long-term debt	7,060	7,055
Current portion of long-term debt—principal amount	750	750
Commercial paper	1,160	800
Discounts and debt issuance costs	(3)	(3)
Other	6	5
Total loans and notes payable	1,913	1,552
Total debt	$8,973	$8,607
(1) Other consists primarily of finance lease liabilities.

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

Interest Expense, Net

The amount included in Interest expense, net in the Condensed Consolidated Statements of Operations for the fiscal three and nine months ended September 28, 2025 and September 29, 2024 consisted of the following:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Interest expense	$107	$108	$321	$323
Interest income	(14)	(12)	(40)	(40)
Interest expense, net	$93	$96	$281	$283

Fair Value of Debt

The Company’s debt was recorded at the carrying amount. The estimated fair value of the Company’s Senior Notes was $7.6 billion and $7.5 billion as of September 28, 2025 and December 29, 2024, respectively. Fair value was estimated based upon quoted market prices in active markets which would be considered Level 2 in the fair value hierarchy. The carrying value of the commercial paper notes approximated the fair value as of September 28, 2025 and December 29, 2024 due to the nature and short-term duration of the instrument.

5. Accrued and Other Liabilities

As of September 28, 2025 and December 29, 2024, Accrued liabilities and Other liabilities, respectively, consisted of:

(Dollars in Millions)	September 28, 2025	December 29, 2024
Accrued expenses	$432	$368
Accrued compensation and benefits	282	325
Operating lease liabilities	38	36
Tax indemnification liability(1)	23	82
Other accrued liabilities	183	321
Total accrued liabilities	$958	$1,132

(Dollars in Millions)	September 28, 2025	December 29, 2024
Accrued income taxes	$213	$185
Operating lease liabilities	98	76
Tax indemnification liability(1)	151	143
Other accrued liabilities	138	132
Total other liabilities	$600	$536
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

6. Accumulated Other Comprehensive Loss

The following tables summarize the changes in the accumulated balances for each component of Accumulated other comprehensive loss during the fiscal three and nine months ended September 28, 2025 and September 29, 2024:

(Dollars in Millions)	Foreign Currency Translation	Employee Benefit Plans	Gain on Derivatives and Hedges(1)	Total Accumulated Other Comprehensive Loss
June 29, 2025	$(4,975)	$(138)	$41	$(5,072)
Other comprehensive (loss) income before reclassifications	(65)	—	9	(56)
Amounts reclassified to the Condensed Consolidated Statement of Operations	—	7	(9)	(2)
Net current period Other comprehensive (loss) income	(65)	7	—	(58)
September 28, 2025	$(5,040)	$(131)	$41	$(5,130)

June 30, 2024	$(5,689)	$(161)	$15	$(5,835)
Other comprehensive income (loss) before reclassifications	473	(8)	12	477
Amounts reclassified to the Condensed Consolidated Statement of Operations	—	1	(2)	(1)
Net current period Other comprehensive income (loss)	473	(7)	10	476
September 29, 2024	$(5,216)	$(168)	$25	$(5,359)
(1) For the fiscal three months ended September 28, 2025 and September 29, 2024, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $0 million and $11 million, respectively, related to its cash flow hedge portfolio.

(Dollars in Millions)	Foreign Currency Translation	Employee Benefit Plans	Gain on Derivatives and Hedges(1)	Total Accumulated Other Comprehensive Loss
December 29, 2024	$(6,040)	$(130)	$24	$(6,146)
Other comprehensive income (loss) before reclassifications	1,000	(10)	41	1,031
Amounts reclassified to the Condensed Consolidated Statement of Operations	—	9	(24)	(15)
Net current period Other comprehensive income (loss)	1,000	(1)	17	1,016
September 28, 2025	$(5,040)	$(131)	$41	$(5,130)

December 31, 2023	$(5,257)	$(167)	$47	$(5,377)
Other comprehensive income (loss) before reclassifications	41	(4)	(12)	25
Amounts reclassified to the Condensed Consolidated Statement of Operations	—	3	(10)	(7)
Net current period Other comprehensive income (loss)	41	(1)	(22)	18
September 29, 2024	$(5,216)	$(168)	$25	$(5,359)
(1) For the fiscal nine months ended September 28, 2025 and September 29, 2024, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $17 million and $(22) million, respectively, related to its cash flow hedge portfolio.

Amounts in Accumulated other comprehensive loss are presented net of the related tax impact. Foreign currency translation is not adjusted for income taxes where it relates to permanent investments in international operations. For additional details on comprehensive income, see the Condensed Consolidated Statements of Comprehensive Income.

The provision (benefit) for taxes allocated to the components of Accumulated other comprehensive loss before reclassification for the fiscal three and nine months ended September 28, 2025 and September 29, 2024 was as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Foreign currency translation	$8	$(7)	$(15)	$(12)
Employee benefit plans	1	—	(3)	—
Gain on derivatives and hedges	2	—	8	11
Total provision (benefit) for taxes recognized in Accumulated other comprehensive loss	$11	$(7)	$(10)	$(1)

The provision (benefit) for taxes allocated to the reclassifications from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Operations was not significant for the fiscal three and nine months ended September 28, 2025 and September 29, 2024.

7. Stock-Based Compensation

The classification of stock-based compensation expense for the fiscal three and nine months ended September 28, 2025 and September 29, 2024 was as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Cost of sales(1)	$6	$26	$21	$89
Selling, general, and administrative expenses(1)	19	32	85	111
Total stock-based compensation expense(2)	$25	$58	$106	$200
(1) During the fiscal three months ended March 30, 2025, the Company made a refinement to the methodology of its stock-based compensation expense allocations, which resulted in a reduction to Cost of sales and an increase to Selling, general, and administrative expenses for the fiscal three and nine months ended September 28, 2025 as compared to the fiscal three and nine months ended September 29, 2024.
(2) The decrease in stock-based compensation expense during the fiscal three and nine months ended September 28, 2025 as compared to the fiscal three and nine months ended September 29, 2024 was driven primarily by forfeitures of unvested stock-based awards. The decrease in stock-based compensation expense during the fiscal nine months ended September 28, 2025 as compared to the fiscal nine months ended September 29, 2024 was additionally driven by the vesting of J&J stock-based awards that were converted into Kenvue awards, which had a higher grant date fair value and shorter expense attribution period as compared to stock-based awards outstanding as of September 28, 2025.

Grant activity for the fiscal nine months ended September 28, 2025 primarily relates to stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”) awarded as part of the annual grant of stock-based awards under the 2023 Long-Term Incentive Plan (the “Kenvue 2023 Plan”) that occurred during the fiscal three months ended March 30, 2025.

There was no significant grant activity during the fiscal three months ended September 28, 2025.

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

The Company had the following balances and transactions with J&J and its affiliates, primarily in connection with the Tax Matters Agreement, Transition Services Agreement, and the Transition Manufacturing Agreement, reported in the Condensed Consolidated Financial Statements:

(Dollars in Millions)	September 28, 2025	December 29, 2024
Prepaid expenses and other receivables	$65	$109
Accounts payable and Accrued liabilities	$152	$270
Other assets	$90	$78
Other liabilities	$155	$143

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Cost of sales	$40	$44	$125	$153
Selling, general, and administrative expenses	$(5)	$45	$12	$167

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

Preservation of the Intended Tax Treatment of Certain Steps of the Separation and the Distribution

With respect to taxes incurred in connection with the Separation and the Distribution, Kenvue will generally be required to indemnify J&J for any taxes resulting from the failure of certain steps of the Separation and the Distribution to qualify for their intended tax treatment, where such taxes are attributable to actions or omissions by Kenvue. In addition, during the time period ending two years after the date of the Distribution, August 23, 2025, covenants were in place that limited or restricted certain actions, including share issuances, business combinations, sales of assets, and similar transactions by Kenvue. The above covenants did not have a material impact on the Company, and the Company believes that it complied with these requirements through August 23, 2025.

The Company had a net liability to J&J totaling approximately $80 million and $104 million for income and non-income indemnification tax payables and refunds, unrecognized tax benefits, and associated interest due as Prepaid expenses and other receivables and Accrued liabilities for current assets and current liabilities, respectively, and to Other assets and Other liabilities for non-current assets and non-current liabilities, respectively, on the Condensed Consolidated Balance Sheets as of September 28, 2025 and December 29, 2024, respectively.

9. Other Operating Expense, Net and Other Expense (Income), Net

Other operating expense, net for the fiscal three and nine months ended September 28, 2025 and September 29, 2024 consisted of:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Royalty income	$(8)	$(7)	$(26)	$(24)
Impact of Deferred Markets(1)	7	11	35	49
Other(2)	2	3	10	4
Total other operating expense, net	$1	$7	$19	$29
(1) Includes the provision for taxes, minority interest expense, and service fees to be paid to J&J under the net economic benefit arrangements. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Variable Interest Entities and Net Economic Benefit Arrangements,” for more information regarding Deferred Markets.
(2) Other consists primarily of other miscellaneous operating (income) expenses.

Other expense (income), net for the fiscal three and nine months ended September 28, 2025 and September 29, 2024 consisted of:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Currency losses (gains) on transactions	$20	$1	$37	$(3)
Losses on investments	—	—	—	31
Tax indemnification release(1)	—	(21)	—	(21)
Other(2)	(10)	1	(11)	(1)
Total other expense (income), net	$10	$(19)	$26	$6
(1) Includes the release of tax indemnification reserves that were no longer considered to be probable.
(2) Other consists primarily of net periodic benefit costs other than service cost components and miscellaneous non-operating (income) expenses. Other also includes the receipt of a government subsidy for the fiscal three and nine months ended September 28, 2025.

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

The worldwide effective income tax rates were 24.3% and 33.6% for the fiscal three months ended September 28, 2025 and September 29, 2024, respectively, and 27.5% and 31.1% for the fiscal nine months ended September 28, 2025 and September 29, 2024, respectively. The decrease in the effective tax rate for the fiscal three months ended September 28, 2025 as compared to the fiscal three months ended September 29, 2024 was primarily the result of changes to the jurisdictional mix of income and favorable return-to-provision adjustments. The decrease in the effective tax rate for the fiscal nine months ended September 28, 2025 as compared to the fiscal nine months ended September 29, 2024 was primarily the result of the quarter-to-date effective tax rate impacts discussed above, as well as a windfall on stock-based compensation recorded during the fiscal nine months ended September 28, 2025 as compared to a shortfall on stock-based compensation recorded during the fiscal nine months ended September 29, 2024. The decrease was partially offset by income tax benefits recognized during the fiscal nine months ended September 29, 2024 resulting from the impairment to the Dr.Ci:Labo® skin health business and the corresponding reversal of a deferred tax liability at the higher Japanese rate, the remeasurement of the state deferred tax liability recognized during the fiscal nine months ended September 29, 2024 as a result of a change in the Company’s state tax rate, and reduced income tax benefits derived from fewer releases of income tax reserves due to the expiration of certain statutes of limitations during the fiscal nine months ended September 28, 2025 as compared to the fiscal nine months ended September 29, 2024.

As of September 28, 2025, the Company had approximately $205 million of liabilities from unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries. With respect to the United States, per the Tax Matters Agreement between J&J and the Company, J&J remains liable for all liabilities related to the final settlement of any U.S. federal income tax audits in which the Company was part of J&J’s federal consolidated tax return. In other major jurisdictions where the Company conducts business, the years that are under tax audit or remain open to tax audits range from 2014 and forward.

The Company has included the impact of enacted legislation related to the Organization for Economic Co-operation Development’s (the “OECD”) Pillar Two Inclusive Framework (“Pillar Two”) in its provision for taxes beginning in fiscal year 2024. While the impact of currently enacted laws for Pillar Two is not significant, it is possible that further administrative guidance from the OECD or new legislation in countries where the Company operates could have a material effect on the Company’s provision for taxes in the future. In addition, in January 2025, the United States issued an executive order expressing disagreement with certain aspects of Pillar Two. In June 2025, the Group of Seven (“G7”) issued a statement supporting the exclusion of U.S. parented groups from certain aspects of Pillar Two in exchange for the United States not imposing certain retaliatory taxes. The executive order and G7 statement do not have a binding effect. The Company will continue to monitor any changes to Pillar Two and any enacted Pillar Two legislation resulting from these negotiations.

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

11. Net Income Per Share

The Company had 1,936,118,014 shares of common stock issued and 1,915,731,292 shares of common stock outstanding as of September 28, 2025.

Diluted net income per share is computed by giving effect to all potentially dilutive equity instruments or equity awards that are outstanding during the period. The following table summarizes the shares held by the Company that were determined to be anti-dilutive under the treasury stock method and therefore excluded from the diluted net income per share calculation during the fiscal three and nine months ended September 28, 2025 and September 29, 2024:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Shares in Millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Anti-dilutive shares(1)	50	52	46	60
(1) For both the fiscal three and nine months ended September 28, 2025 and both the fiscal three and nine months ended September 29, 2024, the majority of anti-dilutive shares related to stock options.

Net income per share for the fiscal three and nine months ended September 28, 2025 and September 29, 2024 was calculated as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(In Millions, Except Per Share Data)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income	$398	$383	$1,140	$737

Basic weighted-average number of shares outstanding	1,918	1,915	1,917	1,915
Dilutive effects of stock-based awards	5	9	8	6
Diluted weighted-average number of shares outstanding	1,923	1,924	1,925	1,921

Net income per share:
Basic	$0.21	$0.20	$0.59	$0.38
Diluted	$0.21	$0.20	$0.59	$0.38

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

The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 28, 2025 and December 29, 2024:

	September 28, 2025				December 29, 2024
(Dollars in Millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Forward foreign exchange contracts	$92	$—	$92	$—	$81	$—	$81	$—
Cross currency swap contracts	15	—	15	—	71	—	71	—
Total assets	$107	$—	$107	$—	$152	$—	$152	$—
Liabilities:
Forward foreign exchange contracts	$(66)	$—	$(66)	$—	$(76)	$—	$(76)	$—
Cross currency swap contracts	(106)	—	(106)	—	(1)	—	(1)	—
Total liabilities	$(172)	$—	$(172)	$—	$(77)	$—	$(77)	$—
Net amount presented in Prepaid expenses and other receivables:	$24	$—	$24	$—	$52	$—	$52	$—
Net amount presented in Accounts payable:	$(42)	$—	$(42)	$—	$(13)	$—	$(13)	$—
Net amount presented in Other assets:	$1	$—	$1	$—	$36	$—	$36	$—
Net amount presented in Other liabilities:	$(48)	$—	$(48)	$—	$—	$—	$—	$—

As of September 28, 2025 and December 29, 2024, cash equivalents were $145 million and $118 million, respectively, which were primarily composed of time deposits and money market funds.

The carrying amount of Cash and cash equivalents, Trade receivables, Prepaid expenses and other receivables, and Loans and notes payable approximated fair value as of September 28, 2025 and December 29, 2024. The fair value of forward foreign exchange contracts is the aggregation by currency of all future cash flows discounted to its present value at the prevailing market interest rates and subsequently converted to the U.S. dollar at the current spot foreign exchange rate. The cross currency swap contracts are each recorded at fair value derived from observable market data, including foreign exchange rates and yield curves.

There were no transfers between Level 1, Level 2, or Level 3 during the fiscal three and nine months ended September 28, 2025 and the fiscal twelve months ended December 29, 2024.

The following table sets forth the notional amounts of the Company’s outstanding derivative instruments as of September 28, 2025 and December 29, 2024:

	September 28, 2025			December 29, 2024
(Dollars in Millions)	Forward Foreign Exchange Contracts	Cross Currency Swap Contracts	Total Notional Amount	Forward Foreign Exchange Contracts	Cross Currency Swap Contracts	Total Notional Amount
Cash flow hedges	$4,536	$—	$4,536	$3,570	$—	$3,570
Fair value hedges	$297	$61	$358	$30	$—	$30
Net investment hedges	$—	$2,000	$2,000	$—	$1,900	$1,900
Undesignated hedging instruments	$565	$—	$565	$574	$—	$574

Cash Flow Hedges

For the fiscal three and nine months ended September 28, 2025, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $0 million and $17 million, respectively, related to its cash flow hedge portfolio. For the fiscal three and nine months ended September 29, 2024, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $11 million and $(22) million, respectively, related to its cash flow hedge portfolio.

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

The following table summarizes the gains and losses recognized on forward foreign exchange contracts designated as cash flow hedges within Other comprehensive (loss) income and the gains and losses reclassified into earnings for the fiscal three and nine months ended September 28, 2025 and September 29, 2024:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Gain (loss) recognized in Other comprehensive (loss) income	$11	$14	$42	$(1)
Gain reclassified from Other comprehensive (loss) income into earnings	$10	$—	$23	$7

The following tables summarize the gains and losses reclassified from Other comprehensive (loss) income into earnings related to the forward foreign exchange contracts designated as cash flows hedges for the fiscal three and nine months ended September 28, 2025 and September 29, 2024:

	Fiscal Three Months Ended
	September 28, 2025			September 29, 2024
(Dollars in Millions)	Net Sales	Cost of Sales	Other Expense (Income), Net	Net Sales	Cost of Sales	Other Expense (Income), Net
Gain (loss) reclassified from Other comprehensive (loss) income into earnings	$1	$13	$(4)	$(1)	$—	$1

	Fiscal Nine Months Ended
	September 28, 2025			September 29, 2024
(Dollars in Millions)	Net Sales	Cost of Sales	Other Expense (Income), Net	Net Sales	Cost of Sales	Other Expense (Income), Net
Gain (loss) reclassified from Other comprehensive (loss) income into earnings	$1	$15	$7	$(1)	$12	$(4)

Forward Starting Interest Rate Swaps

The Company enters into forward starting interest rate swaps to manage future interest rate exposure related to changes in the benchmark rate on forecasted debt issuances. These contracts are designated as cash flow hedging relationships at the date of contract inception, in accordance with the appropriate accounting guidance. During the fiscal nine months ended September 28, 2025, the Company recorded a gain of $7 million in Accumulated other comprehensive loss related to the settlement of its forward starting interest rate swaps upon the issuance of long-term debt. The gain in Accumulated other comprehensive loss will be amortized and recorded in Interest expense, net in the Condensed Consolidated Statements of Operations as the hedged item impacts earnings. For the fiscal three and nine months ended September 28, 2025 and September 29, 2024, the amounts reclassified from Other comprehensive (loss) income to the Condensed Consolidated Statements of Operations were not significant.

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

The following table summarizes the gains and losses recognized within Other comprehensive (loss) income related to the cross currency swap contracts designated as net investment hedges for the fiscal three and nine months ended September 28, 2025 and September 29, 2024:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Gain (loss) recognized in CTA within Other comprehensive (loss) income	$12	$(76)	$(167)	$4

Other than amounts excluded from effectiveness testing, the Company did not reclassify any gains or losses from CTA within Other comprehensive (loss) income to earnings during the fiscal three and nine months ended September 28, 2025 and September 29, 2024 related to the cross currency swap contracts designated as net investment hedges.

Undesignated Hedging Instruments

Undesignated Forward Foreign Exchange Contracts

The Company enters into forward foreign exchange contracts to offset the foreign currency exposure related to the monetary assets and liabilities in non-functional currencies. These contracts are not designated as cash flow hedging relationships, and the net allocated gains and losses related to these contracts are recognized within Other expense (income), net in the Condensed Consolidated Statements of Operations. As of September 28, 2025 and December 29, 2024, the Company held forward foreign exchange contracts that were not designated in cash flow hedging relationships with a fair value of $1 million and $0 million, respectively.

The following table summarizes the gains and losses recognized within Other expense (income), net related to the undesignated forward foreign exchange contracts for the fiscal three and nine months ended September 28, 2025 and September 29, 2024:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Gain (loss) recognized in Other expense (income), net	$1	$2	$1	$(4)

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

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 28, 2025, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accordingly accrued for those contingent liabilities and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments. Accrued liabilities related to litigation matters are included in Accrued liabilities and Other liabilities on the Condensed Consolidated Balance Sheets. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; significant facts are in dispute; procedural or jurisdictional issues exist; the number of potential claims is certain or predictable; comprehensive multi-party settlements are achievable; there are complex related cross-claims and counterclaims; and/or there are numerous parties involved.

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

Product Liability

The Company and/or certain of its subsidiaries are involved in numerous product liability claims and lawsuits involving multiple products. Claimants in these cases seek substantial compensatory and, where available, punitive or exemplary damages or legal fees. While the Company believes it has substantial defenses, it is not feasible to predict the ultimate outcome of litigation. From time to time, even if it has substantial defenses, the Company considers isolated settlements based on a variety of circumstances. The Company may accrue an estimate of the legal defense costs needed to defend each matter when those costs are probable and can be reasonably estimated. For certain of these matters, the Company may accrue additional amounts such as estimated costs associated with settlements, damages, and other losses. Product liability accruals can represent projected product liability for thousands of claims around the world, each in different litigation environments and with different fact patterns. Changes to the accruals may be required in the future as additional information becomes available.

Claims for personal injury have been made against the Company’s subsidiary Johnson & Johnson Consumer Inc., now known as Kenvue Brands LLC (“JJCI”), along with other third-party sellers of acetaminophen-containing products, in federal court alleging that in utero exposure to acetaminophen (the active ingredient in Tylenol®, an over-the-counter (“OTC”) pain medication) is associated with the development of autism spectrum disorder and/or attention-deficit/hyperactivity disorder in children. In October 2022, lawsuits filed in federal courts in the United States were organized as a multi-district litigation in the U.S. District Court for the Southern District of New York. In February 2024, the court entered final judgment in favor of JJCI and the other sellers of acetaminophen-containing products and dismissed the majority of cases then pending in the multi-district litigation. A Notice of Appeal was filed for those cases in March 2024. In August 2024, all remaining cases then pending in the multi-district litigation were dismissed. As of December 2024, all cases were on appeal. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. In addition, lawsuits have been filed in state court against JJCI, the Company, and J&J. Lawsuits have also been filed in Canada against the Company’s subsidiary Johnson & Johnson Inc. (Canadian affiliate) (“JJI”) and J&J. At this stage in these proceedings, the Company is unable to reasonably estimate either the likelihood or the magnitude of its potential liability arising out of these claims and lawsuits.

In October 2025, the State of Texas filed a petition in the District Court of Panola County, Texas, against the Company, Kenvue Brands LLC (formerly known as Johnson & Johnson Consumer Inc.) and J&J, alleging violations of the Texas Deceptive Trade Practices-Consumer Protection Act and the Texas Uniform Fraudulent Transfer Act relating to allegations that prenatal and early-childhood exposure to acetaminophen is associated with autism spectrum disorder and attention-deficit/hyperactivity disorder in children. The complaint seeks injunctive relief, civil penalties, disgorgement of assets, and other remedies. The Company awaits formal service, and at this stage in these proceedings, the Company is unable to reasonably estimate the likelihood or magnitude of potential liability arising from this matter.

In October 2025, claims for personal injury and, in some cases, consequential death, were brought in the Business and Property Courts in Manchester (Circuit Commercial Court, KBD) against Kenvue UK Limited, J&J, and J&J’s subsidiary, Johnson & Johnson Management Limited, in respect of Johnson’s® Baby Powder. The claimants allege they developed mesothelioma, ovarian cancer, lung granulomata, lung fibrosis, and/or uterine fibroids as a result of exposure to Johnson’s® Baby Powder. The claimants claim that the defendants are liable for negligence and the tort of deceit. At this stage in these proceedings, the Company is unable to reasonably estimate either the likelihood or the magnitude of its potential liability arising out of these claims.

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

In September 2023, the Nonprescription Drugs Advisory Committee (the “NDAC”) of the U.S. Food and Drug Administration (the “FDA”) met to discuss new data on the effectiveness of orally administered phenylephrine (“PE”) and concluded that the current scientific data do not support that the recommended dosage of orally administered PE is effective as a nasal decongestant. Neither the FDA nor the NDAC raised concerns about safety issues with use of oral PE at the recommended dose. In November 2024, the FDA issued a proposed order to remove the ingredient from the OTC monograph. Beginning in September 2023, following the NDAC vote, putative class actions were filed against the Company and its affiliates, along with other third-party sellers and manufacturers of PE-containing products, asserting various causes of action including violation of consumer protection statutes, negligence, and unjust enrichment. The complaints seek damages and injunctive relief. In December 2023, lawsuits filed in federal courts in the United States were organized as a multi-district litigation in the U.S. District Court for the Eastern District of New York. In November 2024, the U.S. District Court for the Eastern District of New York dismissed plaintiffs’ streamlined complaint, and a Notice of Appeal was filed in December 2024. Separately, putative Canadian class actions were filed beginning in September 2023 against the Company’s affiliates, along with other third-party sellers and manufacturers of PE-containing products, alleging false, misleading representations, and seeking damages and declaratory relief based on similar causes of action. In December 2024, a representative action was filed in the Federal Court of Australia, Victoria Registry, against the Company’s subsidiary Johnson & Johnson Pacific Pty Limited alleging contraventions of the consumer guarantees regime and seeking damages and associated relief based on broadly similar causes of action to those in the United States. In February 2025, a representative action was filed in the High Court of New Zealand, Auckland Registry against Johnson & Johnson (New Zealand) Limited and the Company’s subsidiaries JNTL Consumer Health (New Zealand) Limited and Johnson & Johnson Pacific Pty Limited, alleging breaches of the Fair Trading Act 1986 and the Consumer Guarantees Act 1993.

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

The Company’s Chief Operating Decision Maker (the “CODM”), the Chief Executive Officer, uses Segment adjusted operating income as the measure of profit or loss and to evaluate the performance of the Company’s segments. For each segment, the CODM uses this information to assist in evaluating underlying trends, to monitor budget and forecast versus actual results, to make investment decisions to allocate resources both in total, and between the segments, and to make key segment personnel decisions. Segment profit is based on Operating income, excluding depreciation, amortization of intangible assets, Separation-related costs, restructuring expenses and operating model optimization initiatives, impairment charges, the impact of the conversion of stock-based awards, issuance of Founder Shares (as defined below), Other operating expense, net, and unallocated general corporate administrative expenses (referred to herein as “Segment adjusted operating income”), as the CODM excludes these items in assessing segment financial performance. General corporate/unallocated expenses, which include expenses related to treasury, legal operations, and certain other expenses, along with gains and losses related to the overall management of the Company, are not allocated to the segments. In assessing segment performance and managing operations, the CODM does not review segment assets.

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
Baby Care
Other Essential Health (Women’s Health, Wound Care, and Other)

The Company’s product categories as a percentage of Net sales for the fiscal three and nine months ended September 28, 2025 and September 29, 2024 were as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
Product Categories	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Cough, Cold, and Allergy	13%	13%	14%	14%
Pain Care	13	14	13	13
Other Self Care	16	15	15	15
Face and Body Care	20	20	19	19
Hair, Sun, and Other	8	7	8	9
Oral Care	10	11	11	10
Baby Care	9	9	9	9
Other Essential Health	11	11	11	11
Total	100%	100%	100%	100%

Segment Net Sales and Segment Adjusted Operating Income

Segment net sales and Segment adjusted operating income for the fiscal three and nine months ended September 28, 2025 and September 29, 2024 were as follows:

	Fiscal Three Months Ended
	September 28, 2025				September 29, 2024
(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total	Self Care	Skin Health and Beauty	Essential Health	Total
Net sales	$1,564	$1,038	$1,162	$3,764	$1,625	$1,072	$1,202	$3,899
Segment adjusted Cost of sales(1)	546	401	512	1,459	569	421	539	1,529
Other segment expense items(2)	498	500	343	1,341	499	460	372	1,331
Segment adjusted operating income	$520	$137	$307	$964	$557	$191	$291	$1,039
Reconciliation to Income before taxes
Less:
Depreciation(3)				75				94
Amortization of intangible assets(4)				66				66
Separation-related costs(5)				17				85
Restructuring expenses and operating model optimization initiatives(6)				97				38
Conversion of stock-based awards(8)				1				6
Founder Shares(9)				(4)				7
Other operating expense, net				1				7
General corporate/unallocated expenses				82				82
Operating income				$629				$654
Other expense (income), net				10				(19)
Interest expense, net				93				96
Income before taxes				$526				$577

	Fiscal Nine Months Ended
	September 28, 2025				September 29, 2024
(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total	Self Care	Skin Health and Beauty	Essential Health	Total
Net sales	$4,786	$3,074	$3,484	$11,344	$4,958	$3,229	$3,606	$11,793
Segment adjusted Cost of sales(1)	1,681	1,236	1,539	4,456	1,693	1,324	1,597	4,614
Other segment expense items(2)	1,492	1,460	1,048	4,000	1,573	1,403	1,095	4,071
Segment adjusted operating income	$1,613	$378	$897	$2,888	$1,692	$502	$914	$3,108
Reconciliation to Income before taxes
Less:
Depreciation(3)				226				238
Amortization of intangible assets(4)				193				212
Separation-related costs(5)				79				231
Restructuring expenses and operating model optimization initiatives(6)				232				146
Impairment charges(7)				—				578
Conversion of stock-based awards(8)				5				34
Founder Shares(9)				4				24
Other operating expense, net				19				29
General corporate/unallocated expenses				251				258
Operating income				$1,879				$1,358
Other expense, net				26				6
Interest expense, net				281				283
Income before taxes				$1,572				$1,069
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
(5) Separation-related costs includes depreciation expense on Separation-related assets for the fiscal three and nine months ended September 29, 2024. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Separation-Related Costs,” for additional information regarding Separation-related costs.
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
(8) Segment adjusted operating income excludes the impact of the conversion of stock-based awards that occurred on August 23, 2023. The adjustment represents the net impact of the gain on reversal of previously recognized stock-based compensation expense, offset by stock-

based compensation expense recognized in the fiscal three and nine months ended September 28, 2025 and September 29, 2024 relating to employee services provided prior to the Separation.
(9) On August 25, 2023, the Company’s Compensation & Human Capital Committee approved equity grants to individuals employed by Kenvue as of October 2, 2023 (the “Founder Shares”). On October 2, 2023, the Founder Shares were granted to all Kenvue employees in the form of stock options and PSUs to executive officers and either stock options and PSUs or RSUs to non-executive individuals.

Depreciation and Amortization

Depreciation and amortization by reportable segment for the fiscal three and nine months ended September 28, 2025 and September 29, 2024 were as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Self Care	$52	$70	$154	$155
Skin Health and Beauty	32	46	94	143
Essential Health	57	66	171	174
Total depreciation and amortization(1)	$141	$182	$419	$472
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

The following table summarizes the classification of pre-tax restructuring expenses and other charges incurred related to the 2024 Multi-Year Restructuring Initiative during the fiscal three and nine months ended September 28, 2025 and September 29, 2024:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Restructuring expenses	$84	$31	$204	$120
Cost of sales	8	4	20	19
Selling, general, and administrative expenses	5	3	8	7
Total pre-tax restructuring expenses and other charges	$97	$38	$232	$146

The following table summarizes the pre-tax restructuring expenses and other charges incurred by cost type related to the 2024 Multi-Year Restructuring Initiative during the fiscal three and nine months ended September 28, 2025 and September 29, 2024 and inception-to-date through September 28, 2025:

	Fiscal Three Months Ended		Fiscal Nine Months Ended		Inception-To-Date Through September 28, 2025
(Dollars in Millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Employee-related costs(1)	$32	$17	$78	$81	$184
Information technology and project-related costs(2)	60	18	147	49	246
Other implementation costs(3)	5	3	7	16	23
Total pre-tax restructuring expenses and other charges	$97	$38	$232	$146	$453
(1) Employee-related costs primarily include severance and other termination benefits.
(2) Information technology and project-related costs primarily include advisory costs to operationalize the initiative.
(3) Other implementation costs primarily include costs to terminate contracts, impairments of assets, and other associated costs to exit.

The following table summarizes the activity related to accrued restructuring expenses and other charges for the 2024 Multi-Year Restructuring Initiative during the fiscal nine months ended September 28, 2025:

(Dollars in Millions)	Employee-Related Costs(1)	Information Technology and Project-Related Costs(2)	Other Implementation Costs(3)	Total Accrued Costs
December 29, 2024	$25	$65	$3	$93
Charges to earnings	78	147	7	232
Cash payments	(69)	(141)	(4)	(214)
Non-cash charges	—	—	(4)	(4)
September 28, 2025	$34	$71	$2	$107
(1) Employee-related costs primarily include severance and other termination benefits.
(2) Information technology and project-related costs primarily include advisory costs to operationalize the initiative.
(3) Other implementation costs primarily include costs to terminate contracts, impairments of assets, and other associated costs to exit.

16. Subsequent Events

On November 2, 2025, the Company entered into the Merger Agreement with K-C, the First Merger Sub, and the Second Merger Sub, pursuant to which, among other things, 1) First Merger Sub shall merge with and into the Company (the “First Merger”), with the Company surviving as a direct wholly owned subsidiary of K-C (the “Initial Surviving Company”) (the time the First Merger becomes effective being the “First Effective Time”), and 2) immediately following the First Merger, and as part of the same overall transaction as the First Merger, the Initial Surviving Company shall merge with and into Second Merger Sub (collectively, the “Transaction”).

At the First Effective Time, pursuant to the terms and subject to the conditions of the Merger Agreement, each share of Company common stock issued and outstanding immediately prior to the First Effective Time (other than shares of Company common stock that (x) are owned by K-C or the Company or any wholly owned subsidiary of K-C or the Company (or are held in treasury by the Company) or (y) are held by any Company stockholder who is entitled to demand and properly demands appraisal of such shares pursuant to, and who complies in all respects with, Section 262 of the General Corporation Law of the State of Delaware) shall be converted into the right to receive 1) 0.14625 shares of K-C common stock, par value $1.25 per share (the “K-C Common Stock” and the shares of K-C Common Stock to be issued in connection with the First Merger, the

“Stock Consideration”), plus 2) $3.50 in cash (the “Cash Consideration” and, together with the Stock Consideration, the “Merger Consideration”).

Upon completion of the Transaction, current Company stockholders are expected to own approximately 46% and current K-C stockholders are expected to own approximately 54% of the combined company on a fully diluted basis. K-C has agreed to take all necessary actions to cause, effective as of the First Merger, the K-C Board to consist of three Company designees, with the remainder consisting of existing members of the K-C Board as of immediately prior to the First Merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions, and projections about our industry, business, and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in Part I, Item 1A,“Risk Factors,” in our Annual Report on Form 10-K for the fiscal twelve months ended December 29, 2024 filed on February 24, 2025 with the SEC (the “Annual Report”), Part II, Item 1A, “Risk Factors,” included herein, and the section titled “Cautionary Note Regarding Forward-Looking Statements” included herein.

This discussion should be read in conjunction with our accompanying Condensed Consolidated Financial Statements for the fiscal three and nine months ended September 28, 2025, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial statements, and our audited consolidated financial statements for the fiscal twelve months ended December 29, 2024, which are included in the Annual Report. In our opinion, the Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations, and cash flows for the periods indicated. All currency amounts are expressed in U.S. dollars unless otherwise noted.

Unless otherwise defined herein, capitalized terms related to the proposed Transaction used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have the meanings ascribed to them in the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Overview

Company Overview

At Kenvue, our purpose is to realize the extraordinary power of everyday care. As a global leader at the intersection of healthcare and consumer goods, we are the world’s largest pure-play consumer health company by revenue with $15.5 billion in Net sales in the fiscal year 2024. By combining the power of science with meaningful consumer insights and our digital strategy, we empower consumers to live healthier lives every day. Built on more than a century of heritage and trusted by generations, our differentiated portfolio of iconic brands—including Aveeno®, BAND-AID® Brand, Johnson’s®, Listerine®, Neutrogena®, Nicorette®, Tylenol®, and Zyrtec®—is backed by science and recommended by healthcare professionals, which further reinforces our consumers’ connections to our brands.

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

We are incurring certain non-recurring separation-related costs in connection with our establishment as a standalone public company (the “Separation-related costs”). Separation-related costs associated with information technology and other activities, primarily related to the disentanglement of systems and the discontinuance of certain information technology assets, are substantially completed. However, costs related to legal entity name changes and certain other separation-related activities are expected to continue for a longer period than originally anticipated. For additional information about the Separation, see Note 1, “Description of the Company and Summary of Significant Accounting Policies,” and Note 8, “Relationship with J&J,” to the Condensed Consolidated Financial Statements included herein.

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

Kenvue Global and North America Headquarters

On April 20, 2023, we entered into a long-term lease for a newly renovated global and North America corporate headquarters building and a newly constructed research and development building in Summit, New Jersey (the “Global and North America Headquarters Lease”). In March 2025, we began operating out of the new global and North America corporate headquarters. The relocation to our new campus from multiple U.S.-based locations will continue through 2026 when the new research and development building is expected to be complete. When construction is completed, the campus will encompass approximately 290,000 square feet. The Global and North America Headquarters Lease collectively includes the lease associated with the global and North America corporate headquarters building, the lease associated with the land where the research and development building is under construction, and the lease associated with land used for amenities.

On February 21, 2024, we listed our former corporate headquarters in Skillman, New Jersey for sale, which met the criteria to be classified as held for sale at that date. The Skillman, New Jersey facility continues to meet the criteria for held for sale classification as of September 28, 2025. For the fiscal three months ended March 31, 2024, an impairment charge of $68 million was recorded on the held for sale asset associated with the former corporate headquarters in Skillman. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Impairment Charges—Assets Held for Sale,” to the Condensed Consolidated Financial Statements included herein for more information.

Recent Developments

Strategic Review and Proposed Transaction with Kimberly-Clark

In July 2025, we announced that our Board of Directors (our “Board”) had previously initiated a comprehensive review of strategic alternatives and has established a strategic review committee (the “Strategic Review Committee”) to oversee the ongoing process. On November 2, 2025, following our Board’s review of strategic alternatives, our Board unanimously approved the execution of the Merger Agreement pursuant to which K-C will acquire all of the outstanding shares of the Company for a combination of stock and cash in a series of transactions, as described in Note 16, “Subsequent Events,” to the Condensed Consolidated Financial Statements included herein. Pursuant to the terms and subject to the conditions of the Merger Agreement, Company stockholders will receive the Merger Consideration consisting of 1) 0.14625 shares of K-C common stock and 2) $3.50 in cash for each share of the Company they own. Upon completion of the Transaction, current K-C stockholders are expected to own approximately 54%, and current Company stockholders are expected to own approximately 46% of the combined company on a fully diluted basis.

The Merger Agreement contains customary representations, warranties, covenants, and termination rights. The Transaction is expected to close in the second half of 2026 and is conditioned on the approval by the Company’s stockholders of a proposal to adopt the Merger Agreement and by K-C stockholders of a proposal to approve the issuance of K-C common stock in connection with the First Merger, as well as the satisfaction or waiver of other customary closing conditions, including the receipt of antitrust clearance in the United States and a number of foreign regulatory approvals.

Acetaminophen Regulatory Developments

In September 2025, officials in the United States federal government alleged that in utero exposure to acetaminophen (the active ingredient in Tylenol®, an over-the-counter pain medication) may be associated with an increased risk of neurological conditions such as autism spectrum disorder and attention-deficit/hyperactivity disorder in children and cautioned against the use of Tylenol® by pregnant women. The U.S. Food and Drug Administration (“FDA”) also stated it initiated the process for a label change for acetaminophen and issued a notice to physicians. A third party, Informed Consent Action Network, filed a citizen petition regarding safety-related labeling changes for the use of over-the-counter acetaminophen-containing drug products during pregnancy. Our subsidiary, Kenvue Brands LLC, submitted its response to the citizen petition in October 2025, requesting that the FDA deny the petition. The foregoing actions may depress sales of acetaminophen and could result in an increased risk of future litigation containing similar claims. See Note 13, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements included herein for details regarding certain litigation matters that are currently pending related to acetaminophen.

Goodwill
During the fiscal three months ended September 28, 2025, there was a reassessment of the long-term outlook for the Skin Health and Beauty business. The revised outlook aimed to address slower growth in the broader skincare categories, as well as the recent decline in profitability of the Skin Health and Beauty reporting unit. We revised the internal forecasts to reflect the updated outlook. These changes in circumstances were determined to be a triggering event, which resulted in a quantitative interim impairment assessment of the fair value of the Skin Health and Beauty reporting unit.

We estimate the fair value of a reporting unit using a combination of a discounted cash flow model and a market-based approach. The discounted cash flow model relies on assumptions regarding revenue and net income growth rates, projected working capital needs, capital expenditures, and discount rates. Forecasted cash flows are discounted to present value to estimate the fair value. Under the market-based approach, we utilize the guideline public company method and market transaction method. These methods utilize valuation multiples derived from comparable publicly traded companies and relevant industry transactions, which are then applied to the reporting unit’s operating performance metrics. Based on the results of the assessment, the estimated fair value of the Skin Health and Beauty reporting unit exceeded the carrying value by approximately 10%; therefore, no impairment charge was recorded for the fiscal three months ended September 28, 2025. If all other assumptions were held constant, an increase of approximately 100 basis points in the selected discount rate would have resulted in an impairment charge.

A decline in forecasted Net sales or net income, or adverse macroeconomic developments such as rising interest rates, could significantly reduce the excess between fair value and carrying value. We will continue to monitor the performance of the Skin Health and Beauty business; however, further deterioration of market conditions or an inability to execute on our strategies could lead to an impairment charge of the goodwill associated with the Skin Health and Beauty reporting unit in the future.

Macroeconomic Developments

Macroeconomic developments, including changes in global trade policies, may adversely affect prevailing economic conditions and our business, results of operations, or financial condition. In 2025, the U.S. government issued executive orders imposing tariffs on goods imported into the United States. These actions, as well as retaliatory tariffs imposed by other countries on U.S. exports, are expected to increase supply chain costs in certain geographies and create economic uncertainty for consumers. While the situation is fluid, based on our preliminary analysis of the effects of the tariffs that have been implemented by the United States and retaliatory measures that are in effect as of the reporting date, we estimate incremental gross tariff exposure of approximately $150 million annualized. We continue to monitor the potential impacts that the increased tariffs and other trade restrictions may have on our business, and we continue to focus on internal mitigating actions to partially offset the impact.

Key Factors Affecting Our Results

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below, in Part I, Item 1A, “Risk Factors,” in our Annual Report, Part II, Item 1A, “Risk Factors,” included herein, and the section titled “Cautionary Note Regarding Forward-Looking Statements” included herein.

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

Acquisitions and Divestitures

We did not complete any significant acquisitions or divestitures during the fiscal three and nine months ended September 28, 2025 and September 29, 2024.

Legal Proceedings

See Note 13, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements included herein for additional information regarding our current legal proceedings.

Results of Operations

Fiscal Three Months Ended September 28, 2025 Compared with Fiscal Three Months Ended September 29, 2024

Our results for the fiscal three months ended September 28, 2025 and September 29, 2024 were as follows:

	Fiscal Three Months Ended		Change In Fiscal Period
	September 28, 2025	September 29, 2024	Change 2024 to 2025
(Dollars in Millions)			Amount	Percent
Net sales	$3,764	$3,899	$(135)	(3.5)%
Cost of sales	1,538	1,617	(79)	(4.9)
Gross profit	2,226	2,282	(56)	(2.5)
Selling, general, and administrative expenses	1,512	1,590	(78)	(4.9)
Restructuring expenses	84	31	53	*
Other operating expense, net	1	7	(6)	(85.7)
Operating income	629	654	(25)	(3.8)
Other expense (income), net	10	(19)	29	*
Interest expense, net	93	96	(3)	(3.1)
Income before taxes	526	577	(51)	(8.8)
Provision for taxes	128	194	(66)	(34.0)
Net income	$398	$383	$15	3.9%
* Calculation not meaningful.

Net Sales

Net sales were $3.8 billion and $3.9 billion for the fiscal three months ended September 28, 2025 and September 29, 2024, respectively, a decrease of $135 million, or 3.5%. Excluding the impact of favorable changes in foreign currency exchange rates of 1.0% and the reduction in Net sales related to divestitures of 0.1%, Organic sales (a non-GAAP financial measure as defined in “Segment Results—Organic Sales Change” below) decreased 4.4% driven by both volume-related decreases of 4.0% and unfavorable value realization (defined as price, including mix) of 0.4%. Volume-related decreases across segments were driven by changes in shipment timing as compared to the prior fiscal period in China and trade inventory reductions driven by retailer inventory management in the United States, as well as lower seasonal incidences impacting pediatric Pain Care and Allergy Care. Unfavorable value realization was driven by strategic price investments, primarily in Skin Health and Beauty. For additional information about the Net sales of our three reportable business segments, see “—Segment Results” below.
The following table presents a reconciliation of the change in U.S. GAAP Net sales to the change in Organic sales for the fiscal three months ended September 28, 2025 as compared to the fiscal three months ended September 29, 2024:

	Fiscal Three Months Ended September 28, 2025 vs. September 29, 2024
	Reported Net Sales Change	Impact of Foreign Currency	Acquisitions and Divestitures	Organic Sales Change
				Total Organic Sales Change	Price/Mix(1)	Volume
Total	(3.5)%	1.0%	(0.1)%	(4.4)%	(0.4)%	(4.0)%
(1) Also referred to as value realization.

Cost of Sales

Cost of sales were $1.5 billion and $1.6 billion for the fiscal three months ended September 28, 2025 and September 29, 2024, respectively, a decrease of $79 million, or 4.9%. Gross profit margin expanded 60 basis points to 59.1% for the fiscal three months ended September 28, 2025 as compared to 58.5% for the fiscal three months ended September 29, 2024. Changes in Cost of sales were primarily due to volume-related Net sales decreases. Changes in both Cost of sales and gross profit margin were also driven by gains attributable to the realization of benefits associated with our supply chain optimization initiatives, partially offset by net input cost inflation and the impact of tariffs imposed on goods imported into the United States. Changes in both Cost of sales and gross profit margin were also impacted by a reduction in stock-based compensation expense attributable to a refinement to the methodology of our stock-based compensation expense allocations and forfeitures of unvested stock-based awards. Gross profit margin was also impacted by unfavorable value realization.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $1.5 billion and $1.6 billion for the fiscal three months ended September 28, 2025 and September 29, 2024, respectively, a decrease of $78 million, or 4.9%. Selling, general, and administrative expenses as a percentage of Net sales decreased 60 basis points to 40.2% for the fiscal three months ended September 28, 2025, as compared to 40.8% for the fiscal three months ended September 29, 2024. The decrease in Selling, general, and administrative expenses was primarily attributable to a $62 million decrease in Separation-related costs and savings from Our Vue Forward, partially offset by higher expenses related to brand support. The decrease was also driven by a reduction in stock-based compensation expense attributable to forfeitures of unvested stock-based awards, partially offset by a refinement to the methodology of our stock-based compensation expense allocations.

Restructuring Expenses

Restructuring expenses were $84 million and $31 million for the fiscal three months ended September 28, 2025 and September 29, 2024, respectively, an increase of $53 million. Restructuring expenses relate to costs incurred under Our Vue Forward and the increase was driven by higher information technology and project-related costs. See Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for additional information.

Other Operating Expense, Net

Other operating expense, net was $1 million and $7 million for the fiscal three months ended September 28, 2025 and September 29, 2024, respectively, a decrease of $6 million. Other operating expense, net for the fiscal three months ended September 28, 2025 and September 29, 2024 was driven by the $7 million and $11 million impact, respectively, of net economic benefit arrangements with J&J in connection with the Deferred Local Businesses (see Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included herein for additional information), partially offset by $8 million and $7 million, respectively, of royalty income. See Note 9, “Other Operating Expense, Net and Other Expense (Income), Net,” to the Condensed Consolidated Financial Statements included herein for additional information.

Other Expense (Income), Net

Other expense (income), net was $10 million and $(19) million for the fiscal three months ended September 28, 2025 and September 29, 2024, respectively, a change of $29 million. Other expense (income), net for the fiscal three months ended September 28, 2025 was driven by $20 million of currency losses on transactions. Other expense (income), net for the fiscal three months ended September 29, 2024 was primarily driven by a $21 million gain recognized on the release of tax indemnification reserves that were no longer considered to be probable. See Note 9, “Other Operating Expense, Net and Other Expense (Income), Net,” to the Condensed Consolidated Financial Statements included herein for additional information.

Interest Expense, Net

Interest expense, net was $93 million and $96 million for the fiscal three months ended September 28, 2025 and September 29, 2024, respectively, a decrease of $3 million. Interest expense, net in both fiscal periods primarily consisted of interest expense, including amortization of discounts and debt issuance costs, recognized on the Senior Notes (as defined in Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein) and notes issued under our commercial paper program. See Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein for additional information.

Provision for Taxes

Provision for taxes was $128 million and $194 million for the fiscal three months ended September 28, 2025 and September 29, 2024, respectively, a decrease of $66 million. The decrease in Provision for taxes was primarily due to lower quarter-to-date pre-tax income and favorable return-to-provision adjustments. In addition, the worldwide effective income tax rates for the fiscal three months ended September 28, 2025 and September 29, 2024 were 24.3% and 33.6%, respectively. See Note 10, “Income Taxes,” to the Condensed Consolidated Financial Statements included herein for additional information.

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

See Note 14, “Segments of Business,” to the Condensed Consolidated Financial Statements included herein for additional information.

Fiscal Three Months Ended September 28, 2025 Compared with Fiscal Three Months Ended September 29, 2024

The following tables present Segment net sales and Segment adjusted operating income and the period-over-period changes in Segment net sales and Segment adjusted operating income for the fiscal three months ended September 28, 2025 and September 29, 2024. See Note 14, “Segments of Business,” to the Condensed Consolidated Financial Statements included herein for further details regarding Segment net sales and Segment adjusted operating income.

	Fiscal Three Months Ended								Change In Fiscal Period
	September 28, 2025				September 29, 2024				Change 2024 to 2025
(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total	Self Care	Skin Health and Beauty	Essential Health	Total	Amount	Percent
Net sales	$1,564	$1,038	$1,162	$3,764	$1,625	$1,072	$1,202	$3,899	$(135)	(3.5)%
Segment adjusted Cost of sales(1)	546	401	512	1,459	569	421	539	1,529	(70)	(4.6)
Other segment expense items(2)	498	500	343	1,341	499	460	372	1,331	10	0.8
Segment adjusted operating income	$520	$137	$307	$964	$557	$191	$291	$1,039	$(75)	(7.2)%
Reconciliation to Income before taxes
Less:
Depreciation(3)				75				94
Amortization of intangible assets(4)				66				66
Separation-related costs(5)				17				85
Restructuring expenses and operating model optimization initiatives(6)				97				38
Conversion of stock-based awards(7)				1				6
Founder Shares(8)				(4)				7
Other operating expense, net				1				7
General corporate/unallocated expenses				82				82
Operating income				$629				$654
Other expense (income), net				10				(19)
Interest expense, net				93				96
Income before taxes				$526				$577
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
(5) Separation-related costs includes depreciation expense on Separation-related assets for the fiscal three months ended September 29, 2024. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Separation-Related Costs,” to the Condensed Consolidated Financial Statements included herein for additional information regarding Separation-related costs.
(6) Restructuring expenses and operating model optimization initiatives relate to the 2024 Multi-Year Restructuring Initiative. See Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for additional information.
(7) Segment adjusted operating income excludes the impact of the conversion of stock-based awards that occurred on August 23, 2023. The adjustment represents the net impact of the gain on reversal of previously recognized stock-based compensation expense, offset by stock-based compensation expense recognized in the fiscal three months ended September 28, 2025 and September 29, 2024 relating to employee services provided prior to the Separation.
(8) On August 25, 2023, our Compensation & Human Capital Committee approved equity grants to individuals employed by Kenvue as of October 2, 2023 (the “Founder Shares”). On October 2, 2023, the Founder Shares were granted to all Kenvue employees in the form of stock options and performance stock units (“PSUs”) to executive officers and either stock options and PSUs or restricted stock units (“RSUs”) to non-executive individuals.

	Fiscal Three Months Ended				Change in Fiscal Period
	September 28, 2025		September 29, 2024		Change 2024 to 2025
(Dollars in Millions)	Amount	Percent	Amount	Percent	Amount	Percent
Segment Net Sales
Self Care	$1,564	41.5%	$1,625	41.7%	$(61)	(3.8)%
Skin Health and Beauty	1,038	27.6	1,072	27.5	(34)	(3.2)
Essential Health	1,162	30.9	1,202	30.8	(40)	(3.3)
Segment net sales	$3,764	100.0%	$3,899	100.0%	$(135)	(3.5)%

Self Care	$520		$557		$(37)	(6.6)%
Skin Health and Beauty	137		191		(54)	(28.3)
Essential Health	307		291		16	5.5
Segment adjusted operating income(1)	$964		$1,039		$(75)	(7.2)%
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

The following table presents a reconciliation of the change in U.S. GAAP Net sales to the change in Organic sales for the fiscal three months ended September 28, 2025 as compared to the fiscal three months ended September 29, 2024:

	Fiscal Three Months Ended September 28, 2025 vs. September 29, 2024
	Reported Net Sales Change	Impact of Foreign Currency	Acquisitions and Divestitures	Organic Sales Change
				Total Organic Sales Change	Price/Mix(1)	Volume
Self Care	(3.8)%	1.5%	—%	(5.3)%	(0.3)%	(5.0)%
Skin Health and Beauty	(3.2)	0.6	(0.3)	(3.5)	(1.3)	(2.2)
Essential Health	(3.3)	0.9	—	(4.2)	0.1	(4.3)
Total	(3.5)%	1.0%	(0.1)%	(4.4)%	(0.4)%	(4.0)%
(1) Also referred to as value realization.

Self Care Segment

Self Care Segment Net Sales

The Self Care Segment Net sales were $1.6 billion for both the fiscal three months ended September 28, 2025 and September 29, 2024. For the fiscal three months ended September 28, 2025, Net sales decreased $61 million, or 3.8%, as compared to the fiscal three months ended September 29, 2024. Excluding the impact of favorable changes in foreign currency exchange rates of 1.5%, Organic sales decreased 5.3% driven by both volume-related decreases of 5.0% and unfavorable value realization of 0.3% attributable to strategic price investments. Volume-related decreases, primarily in China and the United States, were attributable to lower incidences of illnesses affecting pediatric Pain Care products and the impact of a softer season on Allergy Care products coupled with changes in shipment timing as compared to the prior fiscal period due to the impact of lower inventory replenishment following inventory builds in the prior year. Volume-related decreases were further impacted by trade inventory reductions driven by retailer inventory management in the United States.

Self Care Segment Adjusted Operating Income

The Self Care Segment adjusted operating income decreased by $37 million, or 6.6%, to $520 million for the fiscal three months ended September 28, 2025 as compared to the fiscal three months ended September 29, 2024. The decrease was primarily driven by volume-related Net sales decreases, net input cost inflation, and the impact of tariffs imposed on goods imported into the United States, partially offset by the realization of benefits associated with our supply chain optimization initiatives, savings from Our Vue Forward resulting in administrative expense reductions, and lower expenses related to brand support.

Skin Health and Beauty Segment

Skin Health and Beauty Segment Net Sales

The Skin Health and Beauty Segment Net sales were $1.0 billion and $1.1 billion for the fiscal three months ended September 28, 2025 and September 29, 2024, respectively, a decrease of $34 million, or 3.2%. Excluding the impact of favorable changes in foreign currency exchange rates of 0.6% and the reduction in Net sales related to divestitures of 0.3%, Organic sales decreased 3.5% driven by both volume-related decreases of 2.2% and unfavorable value realization of 1.3% attributable to strategic price investments. Volume-related decreases were attributable to changes in shipment timing as compared to the prior fiscal year due to the impact of lower inventory replenishment following inventory builds in the prior year in China. Volume-related decreases were further impacted by trade inventory reductions driven by retailer inventory management in the United States.

Skin Health and Beauty Segment Adjusted Operating Income

The Skin Health and Beauty Segment adjusted operating income decreased by $54 million, or 28.3%, to $137 million for the fiscal three months ended September 28, 2025 as compared to the fiscal three months ended September 29, 2024. The decrease was primarily driven by higher expenses related to brand support, volume-related Net sales decreases, net input cost inflation, unfavorable changes in foreign currency exchange rates, the impact of tariffs imposed on goods imported into the United States, and unfavorable value realization, partially offset by the realization of benefits associated with our supply chain optimization initiatives and savings from Our Vue Forward resulting in administrative expense reductions.

Essential Health Segment

Essential Health Segment Net Sales

The Essential Health Segment Net sales were $1.2 billion for both the fiscal three months ended September 28, 2025 and September 29, 2024. For the fiscal three months ended September 28, 2025, Net sales decreased $40 million, or 3.3%, as compared to the fiscal three months ended September 29, 2024. Excluding the impact of favorable changes in foreign currency exchange rates of 0.9%, Organic sales decreased 4.2% driven by both volume-related decreases of 4.3% and favorable value realization of 0.1%. Volume-related decreases were attributable to changes in shipment timing as compared to the prior fiscal period in North America and Asia Pacific, which included impacts from the timing of promotions in Oral Care in the United States. Volume-related decreases were further impacted by competitive pressures in Oral Care and trade inventory reductions driven by retailer inventory management in the United States.

Essential Health Segment Adjusted Operating Income

The Essential Health Segment adjusted operating income increased by $16 million, or 5.5%, to $307 million for the fiscal three months ended September 28, 2025 as compared to the fiscal three months ended September 29, 2024. The increase was primarily driven by lower expenses related to brand support, the realization of benefits associated with our supply chain optimization initiatives, and savings from Our Vue Forward resulting in administrative expense reductions, partially offset by volume-related Net sales decreases, net input cost inflation, unfavorable changes in foreign currency exchange rates, and the impact of tariffs imposed on goods imported into the United States.

Results of Operations

Fiscal Nine Months Ended September 28, 2025 Compared with Fiscal Nine Months Ended September 29, 2024

Our results for the fiscal nine months ended September 28, 2025 and September 29, 2024 were as follows:

	Fiscal Nine Months Ended		Change In Fiscal Period
	September 28, 2025	September 29, 2024	Change 2024 to 2025
(Dollars in Millions)			Amount	Percent
Net sales	$11,344	$11,793	$(449)	(3.8)%
Cost of sales	4,689	4,904	(215)	(4.4)
Gross profit	6,655	6,889	(234)	(3.4)
Selling, general, and administrative expenses	4,553	4,804	(251)	(5.2)
Restructuring expenses	204	120	84	70.0
Impairment charges	—	578	(578)	*
Other operating expense, net	19	29	(10)	(34.5)
Operating income	1,879	1,358	521	38.4
Other expense, net	26	6	20	*
Interest expense, net	281	283	(2)	(0.7)
Income before taxes	1,572	1,069	503	47.1
Provision for taxes	432	332	100	30.1
Net income	$1,140	$737	$403	54.7%
* Calculation not meaningful.

Net Sales

Net sales were $11.3 billion and $11.8 billion for the fiscal nine months ended September 28, 2025 and September 29, 2024, respectively, a decrease of $449 million, or 3.8%. Excluding the impact of unfavorable changes in foreign currency exchange rates of 0.5%, Organic sales decreased 3.3% driven by both volume-related decreases of 2.7% and unfavorable value realization of 0.6%. Volume-related decreases across segments were driven by changes in shipment timing as compared to the prior fiscal year in China and trade inventory reductions driven by retailer inventory management in the United States, as well as lower seasonal incidences impacting pediatric Pain Care, Allergy Care, and Cough and Cold. Unfavorable value realization was driven by strategic price investments, primarily in Skin Health and Beauty. For additional information about the Net sales of our three reportable business segments, see “—Segment Results” below.

The following table presents a reconciliation of the change in U.S. GAAP Net sales to the change in Organic sales for the fiscal nine months ended September 28, 2025 as compared to the fiscal nine months ended September 29, 2024:

	Fiscal Nine Months Ended September 28, 2025 vs. September 29, 2024
	Reported Net Sales Change	Impact of Foreign Currency	Organic Sales Change
			Total Organic Sales Change	Price/Mix(1)	Volume
Total	(3.8)%	(0.5)%	(3.3)%	(0.6)%	(2.7)%
(1) Also referred to as value realization.

Cost of Sales

Cost of sales were $4.7 billion and $4.9 billion for the fiscal nine months ended September 28, 2025 and September 29, 2024, respectively, a decrease of $215 million, or 4.4%. Gross profit margin expanded 30 basis points to 58.7% for the fiscal nine months ended September 28, 2025 as compared to 58.4% for the fiscal nine months ended September 29, 2024. Changes in Cost of sales were primarily due to volume-related Net sales decreases. Changes in both Cost of sales and gross profit margin were also driven by gains attributable to the realization of benefits associated with our supply chain optimization initiatives, partially offset by net input cost inflation. Changes in both Cost of sales and gross profit margin were also impacted by a reduction in stock-based compensation expense attributable to a refinement to the methodology of our stock-based compensation expense allocations, forfeitures of unvested stock-based awards, and the vesting of stock-based awards. Gross profit margin was also impacted by unfavorable value realization.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $4.6 billion and $4.8 billion for the fiscal nine months ended September 28, 2025 and September 29, 2024, respectively, a decrease of $251 million, or 5.2%. Selling, general, and administrative expenses as a percentage of Net sales decreased 60 basis points to 40.1% for the fiscal nine months ended September 28, 2025, as compared to 40.7% for the fiscal nine months ended September 29, 2024. The decrease in Selling, general, and administrative expenses was primarily attributable to a $138 million decrease in Separation-related costs and savings from Our Vue Forward. The decrease was also driven by a reduction in stock-based compensation expense attributable to forfeitures of unvested stock-based awards as well as the vesting of stock-based awards, partially offset by a refinement to the methodology of our stock-based compensation expense allocations.

Restructuring Expenses

Restructuring expenses were $204 million and $120 million for the fiscal nine months ended September 28, 2025 and September 29, 2024, respectively, an increase of $84 million. Restructuring expenses relate to costs incurred under Our Vue Forward and the increase was driven by higher information technology and project-related costs. See Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for additional information.

Impairment Charges

Impairment charges were $578 million for the fiscal nine months ended September 29, 2024, which were driven by a non-cash charge of $488 million ($337 million after-tax) to adjust the carrying value of intangible assets and property, plant, and equipment related to the Dr.Ci:Labo® skin health business. The impairment was due primarily to revisions to internal forecasts for the business as a result of updates in our strategy to reach more consumers and appropriately address evolving market dynamics, including shifts in consumer sentiment in China as well as changing shopping patterns in the region. Impairment charges for the fiscal nine months ended September 29, 2024 were also driven by the impact of a $68 million non-cash impairment charge related to our former corporate headquarters in Skillman, New Jersey, which was classified as held for sale on February 21, 2024. Additionally, we recognized a non-cash impairment charge of $22 million related to certain software development assets. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Impairment Charges,” to the Condensed Consolidated Financial Statements included herein for additional information. There were no impairment charges recognized in the fiscal three months ended September 29, 2024 or in the fiscal nine months ended September 28, 2025.

Other Operating Expense, Net

Other operating expense, net was $19 million and $29 million for the fiscal nine months ended September 28, 2025 and September 29, 2024, respectively, a decrease of $10 million. Other operating expense, net for the fiscal nine months ended September 28, 2025 and September 29, 2024 was driven by the $35 million and $49 million impact, respectively, of net economic benefit arrangements with J&J in connection with the Deferred Local Businesses (see Note 1, “Description of the Company and Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included herein for additional information), partially offset by $26 million and $24 million, respectively, of royalty income. See Note 9, “Other Operating Expense, Net and Other Expense (Income), Net,” to the Condensed Consolidated Financial Statements included herein for additional information.

Other Expense, Net

Other expense, net was $26 million and $6 million for the fiscal nine months ended September 28, 2025 and September 29, 2024, respectively, an increase of $20 million. Other expense, net for the fiscal nine months ended September 28, 2025 was driven by $37 million of currency losses on transactions. Other expense, net for the fiscal nine months ended September 29, 2024 was driven by $31 million in losses on investments, partially offset by a $21 million gain recognized on the release of tax indemnification reserves that were no longer considered to be probable. See Note 9, “Other Operating Expense, Net and Other Expense (Income), Net,” to the Condensed Consolidated Financial Statements included herein for additional information.

Interest Expense, Net

Interest expense, net was $281 million and $283 million for the fiscal nine months ended September 28, 2025 and September 29, 2024, respectively, a decrease of $2 million. Interest expense, net in both fiscal periods primarily consisted of interest expense, including amortization of discounts and debt issuance costs, recognized on the Senior Notes (as defined in Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein) and notes issued under our commercial paper program. See Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein for additional information.

Provision for Taxes

Provision for taxes was $432 million and $332 million for the fiscal nine months ended September 28, 2025 and September 29, 2024, respectively, an increase of $100 million. The increase in Provision for taxes was primarily due to higher year-to-date pre-tax income, income tax benefits recognized during the fiscal nine months ended September 29, 2024 resulting from the impairment to the Dr.Ci:Labo® skin health business, the remeasurement of our state deferred tax liability recognized during the fiscal nine months ended September 29, 2024 as a result of a change in our state tax rate, and reduced income tax benefits derived from fewer releases of income tax reserves due to the expiration of certain statutes of limitations during the fiscal nine months ended September 28, 2025 as compared to the fiscal nine months ended September 29, 2024. The increase was partially offset by favorable return-to-provision adjustments, as well as a windfall on stock-based compensation recorded during the fiscal nine months ended September 28, 2025 as compared to a shortfall on stock-based compensation recorded during the fiscal nine months ended September 29, 2024. In addition, the worldwide effective income tax rates for the fiscal nine months ended September 28, 2025 and September 29, 2024 were 27.5% and 31.1%, respectively. See Note 10, “Income Taxes,” to the Condensed Consolidated Financial Statements included herein for additional information.

Segment Results

Fiscal Nine Months Ended September 28, 2025 Compared with Fiscal Nine Months Ended September 29, 2024

The following tables present Segment net sales and Segment adjusted operating income and the period-over-period changes in Segment net sales and Segment adjusted operating income for the fiscal nine months ended September 28, 2025 and September 29, 2024. See Note 14, “Segments of Business,” to the Condensed Consolidated Financial Statements included herein for further details regarding Segment net sales and Segment adjusted operating income.

	Fiscal Nine Months Ended								Change In Fiscal Period
	September 28, 2025				September 29, 2024				Change 2024 to 2025
(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total	Self Care	Skin Health and Beauty	Essential Health	Total	Amount	Percent
Net sales	$4,786	$3,074	$3,484	$11,344	$4,958	$3,229	$3,606	$11,793	$(449)	(3.8)%
Segment adjusted Cost of sales(1)	1,681	1,236	1,539	4,456	1,693	1,324	1,597	4,614	(158)	(3.4)
Other segment expense items(2)	1,492	1,460	1,048	4,000	1,573	1,403	1,095	4,071	(71)	(1.7)
Segment adjusted operating income	$1,613	$378	$897	$2,888	$1,692	$502	$914	$3,108	$(220)	(7.1)%
Reconciliation to Income before taxes
Less:
Depreciation(3)				226				238
Amortization of intangible assets(4)				193				212
Separation-related costs(5)				79				231
Restructuring expenses and operating model optimization initiatives(6)				232				146
Impairment charges(7)				—				578
Conversion of stock-based awards(8)				5				34
Founder Shares(9)				4				24
Other operating expense, net				19				29
General corporate/unallocated expenses				251				258
Operating income				$1,879				$1,358
Other expense, net				26				6
Interest expense, net				281				283
Income before taxes				$1,572				$1,069
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
(5) Separation-related costs includes depreciation expense on Separation-related assets for the fiscal nine months ended September 29, 2024. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Separation-Related Costs,” to the Condensed Consolidated Financial Statements included herein for additional information regarding Separation-related costs.
(6) Restructuring expenses and operating model optimization initiatives relate to the 2024 Multi-Year Restructuring Initiative. See Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for additional information.
(7) Impairment charges for the fiscal nine months ended September 29, 2024 includes $488 million recognized in relation to Dr.Ci:Labo® long-lived assets, $68 million recognized on the held for sale asset associated with the Company’s former corporate headquarters in Skillman, New Jersey, and $22 million recognized on certain software development assets. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Impairment Charges,” to the Condensed Consolidated Financial Statements included herein for additional information.
(8) Segment adjusted operating income excludes the impact of the conversion of stock-based awards that occurred on August 23, 2023. The adjustment represents the net impact of the gain on reversal of previously recognized stock-based compensation expense, offset by stock-based compensation expense recognized in the fiscal nine months ended September 28, 2025 and September 29, 2024 relating to employee services provided prior to the Separation.
(9) On August 25, 2023, our Compensation & Human Capital Committee approved the Founder Shares. On October 2, 2023, the Founder Shares were granted to all Kenvue employees in the form of stock options and PSUs to executive officers and either stock options and PSUs or RSUs to non-executive individuals.

	Fiscal Nine Months Ended				Change in Fiscal Period
	September 28, 2025		September 29, 2024		Change 2024 to 2025
(Dollars in Millions)	Amount	Percent	Amount	Percent	Amount	Percent
Segment Net Sales
Self Care	$4,786	42.2%	$4,958	42.0%	$(172)	(3.5)%
Skin Health and Beauty	3,074	27.1	3,229	27.4	(155)	(4.8)
Essential Health	3,484	30.7	3,606	30.6	(122)	(3.4)
Segment net sales	$11,344	100.0%	$11,793	100.0%	$(449)	(3.8)%

Self Care	$1,613		$1,692		$(79)	(4.7)%
Skin Health and Beauty	378		502		(124)	(24.7)
Essential Health	897		914		(17)	(1.9)
Segment adjusted operating income(1)	$2,888		$3,108		$(220)	(7.1)%
(1) Refer to the table above for the reconciliation of Segment adjusted operating income to Operating income and Income before taxes in the Condensed Consolidated Financial Statements.

Organic Sales Change

The following table presents a reconciliation of the change in U.S. GAAP Net sales to the change in Organic sales for the fiscal nine months ended September 28, 2025 as compared to the fiscal nine months ended September 29, 2024:

	Fiscal Nine Months Ended September 28, 2025 vs. September 29, 2024
	Reported Net Sales Change	Impact of Foreign Currency	Acquisitions and Divestitures	Organic Sales Change
				Total Organic Sales Change	Price/Mix(1)	Volume
Self Care	(3.5)%	0.1%	—%	(3.6)%	—%	(3.6)%
Skin Health and Beauty	(4.8)	(0.6)	(0.2)	(4.0)	(1.9)	(2.1)
Essential Health	(3.4)	(1.2)	—	(2.2)	(0.2)	(2.0)
Total	(3.8)%	(0.5)%	—%	(3.3)%	(0.6)%	(2.7)%
(1) Also referred to as value realization.

Self Care Segment

Self Care Segment Net Sales

The Self Care Segment Net sales were $4.8 billion and $5.0 billion for the fiscal nine months ended September 28, 2025 and September 29, 2024, respectively, a decrease of $172 million, or 3.5%. Excluding the impact of favorable changes in foreign currency exchange rates of 0.1%, Organic sales decreased 3.6% driven by volume-related decreases of 3.6%, while value realization remained flat. Volume-related decreases, primarily in China and the United States, were primarily attributable to lower incidences of illnesses affecting pediatric Pain Care products, as well as the impact of a softer season on Allergy Care products and the most recent weak cough and cold season on Cough and Cold Products, coupled with changes in shipment timing as compared to the prior fiscal period due to the impact of lower inventory replenishment following inventory builds in the prior year. Volume-related decreases were partially offset by growth in Smoking Cessation in Europe, Middle East, and Africa.

Self Care Segment Adjusted Operating Income

The Self Care Segment adjusted operating income decreased by $79 million, or 4.7%, to $1,613 million for the fiscal nine months ended September 28, 2025 as compared to the fiscal nine months ended September 29, 2024. The decrease was primarily driven by volume-related Net sales decreases, volume deleverage at internal manufacturing sites, unfavorable changes in foreign currency exchange rates, net input cost inflation, and the impact of tariffs imposed on goods imported into the United States, partially offset by the realization of benefits associated with our supply chain optimization initiatives, lower expenses related to brand support, and savings from Our Vue Forward resulting in administrative expense reductions.

Skin Health and Beauty Segment

Skin Health and Beauty Segment Net Sales

The Skin Health and Beauty Segment Net sales were $3.1 billion and $3.2 billion for the fiscal nine months ended September 28, 2025 and September 29, 2024, respectively, a decrease of $155 million, or 4.8%. Excluding the impact of unfavorable changes in foreign currency exchange rates of 0.6% and the reduction in Net sales related to divestitures of 0.2%, Organic sales decreased 4.0% driven by both volume-related decreases of 2.1% and unfavorable value realization of 1.9% attributable to strategic price investments. Volume-related decreases were attributable to changes in shipment timing as compared to the prior fiscal year due to the impact of lower inventory replenishment following inventory builds in the prior year in China, as well as trade inventory reductions driven by retailer inventory management in the United States. Volume-related decreases were further impacted by a softer sun season in the United States, market softness in Asia Pacific, and current fiscal year competitive pressures resulting in market share losses.

Skin Health and Beauty Segment Adjusted Operating Income

The Skin Health and Beauty Segment adjusted operating income decreased by $124 million, or 24.7%, to $378 million for the fiscal nine months ended September 28, 2025 as compared to the fiscal nine months ended September 29, 2024. The decrease was primarily driven by volume-related Net sales decreases, unfavorable value realization, higher expenses related to brand support, unfavorable changes in foreign currency exchange rates, net input cost inflation, and the impact of tariffs imposed on goods imported into the United States, partially offset by the realization of benefits associated with our supply chain optimization initiatives and savings from Our Vue Forward resulting in administrative expense reductions.

Essential Health Segment

Essential Health Segment Net Sales

The Essential Health Segment Net sales were $3.5 billion and $3.6 billion for the fiscal nine months ended September 28, 2025 and September 29, 2024, respectively, a decrease of $122 million, or 3.4%. Excluding the impact of unfavorable changes in foreign currency exchange rates of 1.2%, Organic sales decreased 2.2% driven by both volume-related decreases of 2.0% and unfavorable value realization of 0.2% attributable to strategic price investments. Volume-related decreases were attributable to trade inventory reductions driven by retailer inventory management in the United States, primarily in Oral Care and Wound Care, as well as market deceleration in Oral Care in North America and competitive pressures in Oral Care in North America and Baby Care in Asia Pacific, partially offset by growth across product categories in Latin America.

Essential Health Segment Adjusted Operating Income

The Essential Health Segment adjusted operating income decreased by $17 million, or 1.9%, to $897 million for the fiscal nine months ended September 28, 2025 as compared to the fiscal nine months ended September 29, 2024. The decrease was primarily driven by volume-related Net sales decreases, unfavorable changes in foreign currency exchange rates, net input cost inflation, and the impact of tariffs imposed on goods imported into the United States, partially offset by the realization of benefits associated with our supply chain optimization initiatives and lower expenses related to brand support. Segment adjusted operating income margin increased by 0.4% for the fiscal nine months ended September 28, 2025 as compared to the fiscal nine months ended September 29, 2024

Liquidity and Capital Resources

Cash Flows

Summarized cash flow information for the fiscal nine months ended September 28, 2025 and September 29, 2024 were as follows:

			Change In Fiscal Period
	Fiscal Nine Months Ended		Change 2024 to 2025
(Dollars in Millions)	September 28, 2025	September 29, 2024	Amount	Percent
Net income	$1,140	$737	$403	54.7%
Net changes in assets and liabilities	$(365)	$(833)	$468	(56.2)%
Net cash flows from operating activities	$1,343	$976	$367	37.6%
Net cash flows used in investing activities	$(361)	$(293)	$(68)	23.2%
Net cash flows used in financing activities	$(968)	$(978)	$10	(1.0)%
* Calculation not meaningful.

Operating Activities

Net cash flows from operating activities were $1,343 million and $976 million for the fiscal nine months ended September 28, 2025 and September 29, 2024, respectively, an increase of $367 million. The increase was primarily attributable to net changes in working capital balances driven by Accounts payable and accrued liabilities due to the timing of payments and Trade receivables due to the timing of sales relative to collections.

Investing Activities

Net cash flows used in investing activities were $361 million and $293 million for the fiscal nine months ended September 28, 2025 and September 29, 2024, respectively, an increase of $68 million. Net cash flows used in investing activities were primarily driven by purchases of property, plant, and equipment in both the fiscal nine months ended September 28, 2025 and September 29, 2024.

Financing Activities

Net cash flows used in financing activities were $968 million and $978 million for the fiscal nine months ended September 28, 2025 and September 29, 2024, respectively, a decrease of $10 million. Net cash flows used in financing activities for the fiscal nine months ended September 28, 2025 were primarily driven by $1,183 million of dividends paid, the $750 million repayment of the 5.50% Senior Notes due 2025 (as defined in Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein), and $197 million of payments made to purchase treasury stock, partially offset by $746 million of net proceeds from the issuance of the 4.85% Senior Notes due 2032 (as defined in Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein), and $324 million of net proceeds from the issuance of commercial paper under our commercial paper program. Net cash flows used in financing activities for the fiscal nine months ended September 29, 2024 were primarily driven by $1,159 million of dividends paid and $114 million of payments made to purchase treasury stock, partially offset by $258 million of net proceeds from the issuance of commercial paper under our commercial paper program.

Sources of Liquidity

Our primary sources of liquidity are cash on hand, which consisted of Cash and cash equivalents of $1,139 million as of September 28, 2025, cash flows from operations, borrowing capacity under a revolving credit facility of $4.0 billion which expires in March 2029, and authorized commercial paper program issuance of $4.0 billion. Also, on February 24, 2025, we filed a registration statement on Form S-3 with the SEC under which from time to time we may sell securities. On May 22, 2025, we issued a series of senior unsecured notes maturing in 2032 in an aggregate principal amount of $750 million.

As of September 28, 2025, total debt was $8,973 million. As of September 28, 2025, we had $7,685 million of Senior Notes (as defined in Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein) outstanding, net of related discounts and debt issuance costs of $65 million, no amounts outstanding under our revolving credit facility, and $1,158 million of outstanding balances under our commercial paper program, net of a related discount of $2 million.

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

Cash and cash equivalents increased by $69 million during the fiscal nine months ended September 28, 2025 to $1,139 million as of September 28, 2025, as compared to $1,070 million as of December 29, 2024. Cash and cash equivalents held by our foreign subsidiaries was $1,120 million and $1,044 million as of September 28, 2025 and December 29, 2024, respectively.

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

Dividends

Quarterly dividends have been paid to our shareholders since the Kenvue IPO. A summary of cash dividends per share on the outstanding Kenvue common stock declared to shareholders by our Board and paid during the fiscal nine months ended September 28, 2025 is presented below:

Declaration Date	Record Date	Payment Date	Per Share Amount
January 16, 2025	February 12, 2025	February 26, 2025	$0.205
April 16, 2025	May 14, 2025	May 28, 2025	$0.205
July 30, 2025	August 13, 2025	August 27, 2025	$0.2075

On October 29, 2025, we announced that our Board declared a dividend of $0.2075 per share on our common stock. The dividend is payable on November 26, 2025 to shareholders of record as of the close of business on November 12, 2025.

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

As of September 28, 2025, we expect our primary cash requirements for fiscal year 2025 to include capital expenditures. We made payments of $365 million for purchases of property, plant, and equipment during the fiscal nine months ended September 28, 2025.

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

Provision for Taxes

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation Development (“OECD”) Pillar Two Inclusive Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. On July 17, 2023, the OECD published Administrative Guidance proposing certain safe harbors that effectively extend certain effective dates to January 1, 2027. The OECD continues to release additional guidance, including guidance on safe harbors for which we may qualify, and many countries have already implemented legislation consistent with the OECD Pillar Two Framework. Due to these new rules, our provision for taxes could be unfavorably impacted as the legislation becomes effective in countries in which we conduct business. However, based on our current analysis, currently enacted laws for Pillar Two do not have a significant impact on the Condensed Consolidated Financial Statements. We are continuing to evaluate the Model Global Anti-Base Erosion Rules for Pillar Two and related legislation, and their potential impact on future periods. In addition, in January 2025, the United States issued an executive order expressing disagreement with certain aspects of the Pillar Two framework. In June 2025, the Group of Seven (“G7”) issued a statement supporting the exclusion of U.S. parented groups from certain aspects of Pillar Two in exchange for the U.S. not imposing certain retaliatory taxes. Although the executive order and G7 statement do not have a binding effect, we will continue to monitor any changes to the OECD Pillar Two framework and enacted Pillar Two legislation resulting from these negotiations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report.

Item 4. Controls And Procedures
Evaluation of Disclosure Controls and Procedures

As of September 28, 2025, the end of the period covered by this report, the Company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer reviewed and participated in this evaluation of Kenvue’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2025, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal three months ended September 28, 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors in Part I, Item 1A, “Risk Factors,” included in our Annual Report. The following factors are in addition to those set forth in the Annual Report. Unless otherwise defined herein, capitalized terms related to the proposed Transaction used in the following factors have the meanings ascribed to them in the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

The number of shares of K-C common stock issuable in the First Merger in respect of one share of our common stock is fixed and will not be adjusted. Because the market price of K-C common stock may fluctuate, our shareholders cannot be sure of the market value of the stock consideration they will receive in exchange for their shares in connection with the potential Transaction.

At the time the First Merger is completed, each issued and outstanding share of our common stock will be converted into the right to receive the Merger Consideration, which consists of 1) 0.14625 shares of K-C common stock and 2) $3.50 in cash. The exchange ratio is fixed and will not be adjusted to reflect stock price changes of either our common stock or K-C common stock prior to the closing of the First Merger. Accordingly, the market value of the stock consideration that our shareholders will receive in the First Merger will vary based on the price of K-C common stock at the time our shareholders receive the Merger Consideration, and our shareholders cannot be sure of the market value of the share component of the Merger Consideration they will receive upon completion of the First Merger. The market price of K-C common stock is expected to fluctuate from the date hereof through and after the date the Transaction is completed, which could occur a considerable amount of time after the date hereof. Changes in the price of K-C common stock may result from a variety of factors, including general market and economic conditions, changes in K-C’s and our businesses, operations and prospects, changes in market assessments of the likelihood that the Transaction will be completed and/or the value that may be generated by the Transaction, changes with respect to expectations regarding the timing of the Transaction and regulatory considerations. Many of these factors are beyond our and K-C’s control. In addition, the use of cash and incurrence of indebtedness by K-C in connection with the financing of the Transaction may have an adverse impact on K-C’s liquidity, limit K-C’s flexibility in responding to other business opportunities and increase K-C’s vulnerability to adverse economic and industry conditions, each of which could adversely affect the market price of K-C’s common stock prior to closing and that of the combined company following closing.

Failure to complete the Transaction, or a delay in the completion of the Transaction, could negatively impact our business, results of operations, financial condition, and stock price.

The Merger Agreement is subject to a number of conditions that must be fulfilled to complete the Transaction. Those conditions include, among others, the approval by Company shareholders of the Merger Agreement and approval by K-C stockholders of the issuance of K-C Common Stock as Merger Consideration, certain regulatory approvals, the absence of government restraints or prohibitions preventing the completion of the Transaction, the effectiveness of a registration statement to be filed by K-C, the approval of the stock portion of the Merger Consideration for listing on Nasdaq, the continued accuracy of the representations and warranties by both parties, and the performance in all material respects by both parties of their obligations under the Merger Agreement. A number of the conditions are not within our control, and may prevent, delay, or otherwise materially adversely affect the completion of the Transaction. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to timely consummate the Transaction as currently contemplated under the Merger Agreement or at all. Our business, results of operations, financial condition, or stock price could be adversely affected, potentially in a material way, by the failure to complete the Transaction, or by a delay in the completion of the Transaction, and we may suffer consequences that could adversely affect our business, results of operations, financial condition, and stock price, including the following:

•we may not realize any or all of the potential benefits of the Transaction, including any synergies that could result from combining our financial and business resources with those of K-C;
•we could be required to pay a termination fee of $1,136 million if the Merger Agreement is terminated in certain circumstances;

•matters relating to the Transaction will require substantial commitments of time and resources by our management which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company;
•we have incurred and will incur further substantial expenses in connection with the Transaction, including legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, and other costs relating to the Transaction regardless of whether the Transaction is consummated;
•we may be subject to legal proceedings related to the potential delay of, or failure to consummate, the Transaction;
•we may experience disruptions to our business resulting from the announcement and pendency of the Transaction, including adverse changes in our relationships with, or loss of, our customers, business partners and employees, which may not be reversible and may continue or even intensify in the event the Transaction is delayed or not consummated;
•under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Transaction, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions;
•we may experience negative reactions to the Transaction from the financial markets, including negative impacts on the market price of our common stock; and
•if the Transaction is not consummated, we may suffer from negative publicity and a negative impression of us in the investment community and a failure to close the Transaction may have a negative impact on the market price of our common stock.

Uncertainties associated with the Transaction may cause a loss of management and other key employees at either of the Company or K-C, which could adversely affect the future business and operations of the combined company following the Transaction.

We depend on the experience and industry knowledge of our management personnel and other key employees to execute our business plans. The success of the combined company after the Transaction will depend in part on its ability to retain or attract key management personnel and other key employees. During the pendency or following the completion of the Transaction, our current and prospective employees may experience uncertainty or have concerns regarding their roles within the combined company, the timing and completion of the Transaction or the operations of the combined company, any of which may have an adverse effect on our ability to retain or attract key management and other key personnel. If we are unable to retain personnel, including our key management, who are critical to the future operations of the combined company, we or the combined company could face disruptions in our operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Transaction. No assurance can be given that the combined company, following the Transaction, will be able to retain or attract key management personnel and other key employees of the Company to the same extent that the Company has previously been able to retain or attract its own employees.

Current holders of our common stock will have a significantly reduced ownership and voting interest in the combined company after the Transaction and will therefore have less voting influence over the combined company.

In the Transaction, each of our shareholders will become a holder of common stock of the combined company. Upon completion of the Transaction, current Company stockholders are expected to own approximately 46% and current K-C stockholders are expected to own approximately 54% of the combined company on a fully diluted basis. As a result, the Company’s current shareholders will have less voting influence on the combined company and may have less influence on its management and policies than they now have over the Company.

Litigation against us or K-C, or the members of our or K-C’s board of directors, could prevent or delay the completion of the Transaction.

Our shareholders or K-C’s shareholders may file lawsuits against us, K-C, and/or the board of directors of either company in connection with the Transaction. These legal proceedings could delay or prevent the Transaction from being completed in a timely manner. The existence of litigation related to the Transaction could affect the likelihood of obtaining the required regulatory and stockholder approvals. Moreover, any litigation could be time-consuming and expensive and could divert our and K-C’s management’s attention away from their regular business and their focus on successful integration planning for the two companies. Any lawsuit adversely resolved against us, K-C or members of our respective boards of directors could have a material adverse effect on each company’s business, financial condition and results of operations.

The Merger Agreement limits our ability to pursue alternatives to the Transaction and may discourage other companies from trying to acquire us.

The Merger Agreement contains “no shop” covenants that restrict our ability to, directly or indirectly, among other things, solicit proposals relating to any alternative business combination or acquisition transactions and, subject to certain exceptions, enter into any discussions concerning, or provide confidential information in connection with, any such alternative business combination or acquisition transactions. These provisions, which include a $1,136 million termination fee payable under certain circumstances, may discourage a potential third-party acquirer that might have an interest in acquiring all or a significant part of the Company from considering or making such an acquisition proposal.

The need for regulatory approvals may delay the date of completion of the Transaction or may diminish the benefits of the Transaction.

The parties to the Merger Agreement are required to obtain the approvals of certain regulatory agencies before completing the Transaction. Satisfying any requirements of these regulatory agencies may delay the date of completion of the Transaction. The requisite regulatory approvals may not be received on a timely basis, or at all (in which case the Transaction could not be completed), or may contain conditions or restrictions on completion of the Transaction that cannot be satisfied. In addition, any conditions or restrictions imposed could have the effect of imposing additional costs on or limiting the revenues of the combined company following the Transaction, which might have an adverse effect on the combined company following the Transaction. Further, it is possible that, among other things, restrictions on the combined operations of the two companies, including divestitures, may be sought by governmental agencies as a condition to obtaining the required regulatory approvals. This may diminish the benefits of the Transaction to the combined company or otherwise have an adverse effect on the combined company following the Transaction.

If the Transaction is consummated, the combined company may not perform as we or the market expects and may fail to realize the projected benefits and cost savings of the Transaction, which could adversely affect the value of K-C common stock, which our current shareholders will own following the completion of the Transaction.

The success of the Transaction will depend, in part, on K-C’s ability to realize the anticipated benefits and cost savings from combining our and K-C’s respective businesses, including operational and other synergies that we believe the combined company will be able to achieve. The anticipated benefits and cost savings of the Transaction may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Risks associated with the combined company following the Transaction include:

•the integration process will require significant time and focus from management following the Transaction and may, for the combined company, result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures, and policies;
•it is possible that key employees might decide not to remain with the combined company after the Transaction is completed, and the loss of key personnel could have a material adverse effect on the resulting entity’s results of operations, financial condition, and growth prospects;
•the results of operations of the combined company and the market price of the combined company’s common stock after the completion of the Transaction may be affected by factors different from those currently affecting the independent results of operations of each of the Company and K-C;
•there could be potential unknown liabilities and unforeseen expenses associated with the Transaction that were not discovered in the course of performing due diligence; and
•the issuance of shares of the K-C Common Stock in the Transaction could depress the market price for the combined company’s common stock.

In addition, in connection with the proposed Transaction, K-C is expected to incur significant additional indebtedness to finance the Cash Consideration and pay fees and expenses relating the proposed Transaction. This increased indebtedness will reduce the amount of cash flow available to service K-C’s debt, including any of our debt assumed by K-C in connection with the proposed Transaction, in future periods. If the combined company’s cash flows and capital resources are insufficient to fund debt service obligations, it could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance its indebtedness.

If the Transaction were to fail to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), the Company’s shareholders may be required to pay additional U.S. federal income taxes.

The Transaction is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Code, and the Company and K-C intend to report the Transaction consistent with such qualification. However, the closing is not conditioned upon the receipt of an opinion of counsel or a ruling from the Internal Revenue Service (“IRS”) that the Transaction will so qualify, and neither K-C nor the Company intends to request a ruling from the IRS regarding the U.S. federal income tax consequences of the Transaction. Consequently, no assurance can be given that the Transaction will so qualify, that the IRS will not challenge such qualification, or that a court would not sustain such a challenge. If the Transaction were to fail to qualify as a “reorganization” within the meaning of Section 368(a) of the Code, a holder of the Company’s common stock generally would recognize gain or loss for U.S. federal income tax purposes upon the exchange of the Company’s common stock for K-C common stock in the Transaction. This would be in addition to income with respect to the Cash Consideration, which generally would constitute taxable income to a holder of the Company’s common stock in an amount equal to the lesser of the amount of such cash and the holder’s realized gain in its K-C common stock if the Transaction qualified as a “reorganization” within the meaning of Section 368(a) of the Code.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities by the Company during the fiscal nine months ended September 28, 2025.

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

The following table represents our purchases of common stock during the fiscal three months ended September 28, 2025:

(Shares in Thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
June 30, 2025 – July 27, 2025	11	$20.51	11	10,115
July 28, 2025 – August 24, 2025	762	$21.46	762	9,353
August 25, 2025 – September 28, 2025	2,740	$19.80	2,740	6,613
Total number of shares purchased	3,513

Item 5. Other Information
Insider Trading Arrangements and Policies

During the fiscal three months ended September 28, 2025, none of the Company’s directors or officers (as defined in Rule 16a1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the conditions of the affirmative defense provided by Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of November 2, 2025, by and among Kenvue Inc., Kimberly-Clark Corporation, Vesta Sub I, Inc., and Vesta Sub II, LLC., filed as Exhibit 2.1 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on November 3, 2025, and incorporated herein by reference

3.1
Amended and Restated Certificate of Incorporation of Kenvue Inc., effective as of May 3, 2023, filed as Exhibit 3.1 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on May 8, 2023, and incorporated herein by reference

3.2
Amended and Restated Bylaws of Kenvue Inc., effective as of May 3, 2023, filed as Exhibit 3.2 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on May 8, 2023, and incorporated herein by reference

10.1
Offer letter between Kirk Perry and Kenvue Brands LLC, dated July 13, 2025, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on July 14, 2025, and incorporated herein by reference†

10.2	Restricted Share Unit Award Agreement for July 31, 2025 grant to Kirk Perry under Kenvue Inc’s. Long-Term Incentive Plan*†
10.3	Nonqualified Stock Option Award Agreement for July 31, 2025 grant to Kirk Perry under Kenvue Inc’s. Long-Term Incentive Plan*†
10.4
Offer Letter, dated as of November 2, 2025, by and between Kenvue Brands LLC and Kirk Perry, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on November 3, 2025, and incorporated herein by reference†

10.5
Amended and Restated Executive Severance Pay Plan of Kenvue Inc. and U.S. Affiliated Companies, filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on November 3, 2025, and incorporated herein by reference†

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

Kenvue Inc.
Date: November 3, 2025	/s/ AMIT BANATI
Amit Banati
Chief Financial Officer (Principal Financial Officer)

Date: November 3, 2025	/s/ HEATHER HOWLETT
Heather Howlett
Chief Accounting Officer (Principal Accounting Officer)