Form 10-K
period 2025-12-28
Kenvue Inc.
filed 2026-02-20
CIK 1944048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2025
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
Registrant’s telephone number, including area code (908) 874-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01	KVUE	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).         ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates of the registrant was $39.6 billion as of June 27, 2025, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the ordinary shares on the New York Stock Exchange.
On February 13, 2026, 1,916,732,090 shares of Common Stock, 0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement for the 2026 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 28, 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and Kenvue Inc.’s other publicly available documents contain forward-looking statements within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives, and projections about the future. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “estimates,” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impact of planned acquisitions and dispositions; our strategy for growth and cost savings; product development activities; regulatory approvals; market position; expenditures; the effects of the Separation (as defined in Part I, Item 1, “Business—Company Overview—Separation from J&J”) on our business; and the Proposed Transaction (as defined in Part I, Item 1, “Business—Company Overview—Proposed Transaction with Kimberly-Clark”). As used in this Annual Report on Form 10-K, “Kenvue,” the “Company,” “we,” “us,” “our,” and similar terms include Kenvue Inc. and its subsidiaries, unless the context indicates otherwise.

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
•The rapidly changing retail landscape, including our dependence on key retailers, policies of our customers, e-commerce and other alternative retail channels, and challenges with innovation and research and development;
•Product reliability, safety, and/or efficacy concerns, whether or not based on scientific or factual evidence, potentially resulting in governmental investigations, regulatory action (including, but not limited to, the shutdown of manufacturing facilities, product relabeling, or withdrawal of product from the market), private claims and lawsuits, significant remediation and related costs, safety alerts, product shortages, product recalls, declining sales, reputational damage, and share price impact;
•The potential that the expected benefits and opportunities from our strategic review process, our recently announced restructuring initiative (as described in Note 20, “Subsequent Events,” to the Consolidated Financial Statements included herein), or any other planned or completed restructuring, cost-saving, or other strategic initiatives, acquisitions, or divestitures, including the Proposed Transaction, may not be realized or may take longer to realize than expected;
•Our ability to establish, maintain, protect, and enforce intellectual property rights, as well as address the threats of counterfeit and other unauthorized versions of our products;
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
•The impact of increasing scrutiny, emerging legal and regulatory requirements, and rapidly evolving expectations from stakeholders regarding sustainability matters;
•The potential for insurance to be unavailable or insufficient to cover losses we may incur;
•The impact of legal proceedings, and governmental or regulatory investigations, including legal proceedings relating to acetaminophen and talc or talc-containing products, and the uncertainty of their outcome, whether or not we believe they have merit;
•Changes to applicable laws, regulations, policies, and related interpretations;
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
•Our ability to achieve the expected benefits of the Separation from our former parent Johnson & Johnson (“J&J”) and related transactions;
•Restrictions on our business, potential tax and indemnification liabilities, and substantial charges in connection with the Separation and related transactions;
•Failure of our rebranding efforts in connection with the Separation to achieve market acceptance and the impact of our continued use of legacy J&J branding, including the “Johnson’s®” brand;
•Our substantial indebtedness, including the restrictions and covenants in our debt agreements; and
•Our ability to complete the Proposed Transaction and uncertainties related to the Proposed Transaction generally, including, among others, those related to the ability of the combined company (as defined in Part I, Item 1, “Business—Company Overview—Proposed Transaction with Kimberly-Clark”) to identify and realize any benefits that the Proposed Transaction may offer, consideration our shareholders may receive, the ability of our shareholders to influence the future combined company, the possibility of future litigation related to the Proposed Transaction, and the receipt of regulatory approvals and satisfaction of other customary closing conditions necessary for the Proposed Transaction to be consummated.

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

PART I

Item 1. Business

Company Overview

At Kenvue, our purpose is to realize the extraordinary power of everyday care. As a global leader at the intersection of healthcare and consumer goods, we are the world’s largest pure-play consumer health company by revenue with $15.1 billion in Net sales in the fiscal year 2025. By combining the power of science with meaningful consumer insights and our digital strategy, we empower consumers to live healthier lives every day. Built on more than a century of heritage and trusted by generations, our differentiated portfolio of iconic brands—including Aveeno®, BAND-AID® Brand, Johnson’s®, Listerine®, Neutrogena®, Nicorette®, Tylenol®, and Zyrtec®—is backed by science and recommended by healthcare professionals, which further reinforces our consumers’ connections to our brands.

Our portfolio includes Self Care, Skin Health and Beauty, and Essential Health products, allowing us to connect with consumers across North America, Asia Pacific (“APAC”), Europe, Middle East, and Africa (“EMEA”), and Latin America (“LATAM”) in their daily rituals and the moments that matter most. Our products are marketed across more than 165 countries worldwide.

Our global scale and the breadth of our brand portfolio are complemented by our well-developed capabilities and accelerated through our digital strategy, allowing us to dynamically capitalize on and respond to current trends impacting our categories and geographic markets.

With a sole focus on consumer health, our marketing organization operates efficiently by leveraging our precision marketing, e-commerce, and broader digital capabilities to develop unique consumer insights and further enhance the relevance of our brands. Similarly, our research and development organization combines these consumer insights with deep, multi-disciplinary scientific expertise, and active engagement with healthcare professionals, to drive innovative new products, solutions, and experiences centered around consumer health.

Underpinned by Kenvue’s Healthy Lives Mission, our comprehensive sustainability strategy, our core capabilities are supported by our commitment to building a resilient and sustainable business that creates value for all our stakeholders over the long term.

Since the Separation from J&J, as described below, we have been significantly transforming, including from exiting the Transition Services Agreement and the Transition Manufacturing Agreement with J&J (as defined in Part I, Item 1A, “Risk Factors—Summary of Risk Factors—Risks Related to Our Relationship with J&J”) while standing up, disentangling, modernizing, and optimizing our own systems, strengthening our Leadership Team, instituting a new operating model, reinventing our ways of working, and enhancing our commercial capabilities. We have been focused on driving productivity and realizing cost savings from Our Vue Forward (as defined in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Restructuring”) across the organization to fuel investments behind our brands and unlock operational efficiencies, so that we can drive sustainable and profitable growth.

Proposed Transaction with Kimberly-Clark

On November 2, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kimberly-Clark Corporation, a Delaware corporation (“K-C” or, with reference to the post-closing period, the “combined company”), Vesta Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of K-C (“First Merger Sub”), and Vesta Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of K-C (“Second Merger Sub”). The Merger Agreement provides for the combination of the Company and K-C upon the terms and subject to the conditions set forth therein (the “Proposed Transaction”), as described in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Proposed Transaction with Kimberly-Clark,” to the Consolidated Financial Statements included herein. On January 29, 2026, our shareholders approved the adoption of the Merger Agreement and K-C’s shareholders approved the issuance of K-C common stock in connection with the Proposed Transaction, in each case at a special meeting of shareholders held for that purpose. Additionally, the waiting period applicable to the Proposed Transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on February 4, 2026. The Proposed Transaction remains subject to the satisfaction or waiver of other customary closing conditions, including the receipt of a number of foreign regulatory approvals, as described in the Merger Agreement.

Separation from J&J

In November 2021, J&J, our former parent company, announced its intention to separate its Consumer Health segment (the “Consumer Health Business”) into an independent publicly traded company (the “Separation”). Kenvue was incorporated in Delaware in February 2022, as a wholly owned subsidiary of J&J, to serve as the ultimate parent company of J&J’s Consumer Health Business. In April 2023, J&J completed the transfer of substantially all of the assets and liabilities of the Consumer Health Business to us and our subsidiaries. In May 2023, we completed an initial public offering (the “Kenvue IPO”) and began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “KVUE.” In July 2023, J&J announced an exchange offer (the “Exchange Offer”) under which its shareholders could exchange shares of J&J common stock for shares of our common stock owned by J&J. In August 2023, J&J completed the Exchange Offer, completing the Separation and Kenvue’s transition to being a fully independent public company. In May 2024, J&J completed an additional exchange offer (the “Debt-for-Equity-Exchange”) through which J&J exchanged indebtedness of J&J for shares of our common stock owned by J&J. Following the completion of the Debt-for-Equity Exchange, J&J did not own any shares of our common stock. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Description of the Company and Business Segments,” to the Consolidated Financial Statements included herein for additional information.

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

Each of our reportable business segments are focused on driving financial performance by leveraging specific category expertise and capabilities while also benefiting from our scale to collaborate across the organization, including in brand management and marketing, research and development and innovation, insights and analytics, and omnichannel commerce. The reportable business segments are as follows:

•Self Care. Our Self Care product categories include: Cough, Cold, and Allergy; Pain Care; and Other Self Care (Digestive Health, Smoking Cessation, Eye Care, and Other). Major brands in the segment include Benadryl®, Calpol®, Motrin®, Nicorette®, Rhinocort®, Tylenol®, Zarbee’s®, and Zyrtec®. Our Self Care brands offer accessibility to healthcare solutions with over-the-counter (“OTC”) medicines and other naturally inspired products. These brands deliver connected health offerings, including digital diagnostics and telemedicine, to expand personalized solutions to consumers.
•Skin Health and Beauty. Our Skin Health and Beauty product categories include: Face and Body Care; and Hair, Sun, and Other. Major brands in the segment include Aveeno®, Dr.Ci:Labo®, Le Petit Marseillais®, Lubriderm®, Neutrogena®, OGX®, and Rogaine®. Our portfolio of skin and hair care brands focus on dermatological solutions by leveraging partnerships with skin experts and scientific expertise to create differentiated, science-backed products recommended by healthcare professionals.
•Essential Health. Our Essential Health product categories include: Oral Care; Baby Care; and Other Essential Health (Women’s Health, Wound Care, and Other). Major brands in the segment include BAND-AID® Brand, Carefree®, Desitin®, Johnson’s®, Listerine®, o.b.® tampons, and Stayfree®. Our Essential Health brands raise standards of personal care across baby care, wound care, oral care, and menstrual health categories.

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

We are a digital modern marketing company, and we collaborate with celebrities, influencers, and healthcare professionals to amplify brand awareness and product innovations.

In addition, we continually evaluate the impact of media investments and consumer communications through data science and analytics. We ultimately use media return on investment to evaluate and optimize our investment opportunities. Our digital strategy aims to maximize reach, performance, and returns while reducing costs.

Product Development and Innovation

Our research and development organization combines deep, multi-disciplinary scientific expertise with active engagement with healthcare professionals, placing human empathy at the heart of our product development process. We leverage our extensive capabilities and deep consumer insights to develop innovative products and experiences that meet the specific needs of our consumers, enhancing their overall standard of everyday care.

Across our portfolio of iconic brands, we earn consumers’ trust through modern, science-backed innovations that deliver reliable personal care products and technologies that improve well-being.

Our global team of approximately 1,600 scientists, doctors, pharmacists, and engineers has expertise across a range of core disciplines, including formulation science, regulatory affairs, quality, medical affairs, medical safety, clinical operations, microbiology, translational science, and packaging. The teams collaborate across the product development lifecycle, partnering with consumers and leveraging our long-standing relationships with healthcare professionals and academic institutions to co-create a continuous pipeline of meaningful innovation. Our research and development organization operates a global network of innovation and development hubs located close to consumers in key geographic markets.

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

Supply Chain and Manufacturing

Our global and balanced manufacturing footprint provides us with the flexibility and agility to benefit from economies of scale and global supply chain agreements, enabling us to grow our business and expand margins. We modernize and optimize our supply chain operations while better connecting with and serving our customers. Our end-to-end, digitally connected supply chain ecosystem is designed to optimize the flexibility and agility of our route-to-market. Reliability and resiliency remain our priority throughout our fit-for-purpose supply chain, ensuring that we can deliver our products to our customers and consumers whenever and wherever they need them.

Our supply chain network is purpose-built to deploy resources across the globe where they are most needed. We optimize our sourcing, manufacturing, and demand planning capabilities to meet evolving market dynamics. Our extensive distribution network and sales organization enable us to establish strategic partnerships with key suppliers and retailers across multiple markets and channels, where we further leverage our scale to drive flexible manufacturing capacity and supply chain optimization. We believe this approach builds and supports our resilience across economic cycles and allows us to prioritize or expand our geographic focus based on our strategic priorities.

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

Manufacturing Footprint

Our in-house manufacturing footprint delivered approximately 60% of our sales volume during the fiscal year 2025, with the remaining sales volume being supplied by an extensive network of external manufacturing facilities operated by trusted third-party suppliers. This combination provides us with significant operational flexibility enhancing our ability to respond to demand while optimizing capital allocation.

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

Our key competitors for each segment globally include:

•Self Care. Haleon, Procter & Gamble, Reckitt Benckiser Group, and private-label brands
•Skin Health and Beauty. Beiersdorf, Estée Lauder, L’Oréal, Procter & Gamble, Unilever, and private-label brands
•Essential Health. Church & Dwight, Colgate-Palmolive, Haleon, Kimberly-Clark, Procter & Gamble, and private-label brands

See Part I, Item 1A, “Risk Factors” for additional information on our competitive risks.

Healthy Lives Mission

Kenvue’s Healthy Lives Mission, our sustainability strategy, includes public targets and is designed to effectively govern and manage impacts and risks while also enabling us to identify opportunities that accelerate innovation and profitable growth and drive business value for all our stakeholders. Our Healthy Lives Mission is our call for everyday care in action, and we are focused on priority areas for which we have established goals and commitments to hold ourselves accountable and demonstrate progress as outlined in our annual Healthy Lives Mission Report.

We will continue to provide more details about our progress in our annual Healthy Lives Mission Report. For more information on our climate-related risks and opportunities informed by the recommendations of the Task Force on Climate-related Financial Disclosures (“TCFD”), see our TCFD Report, which will be reviewed and updated periodically. Our Healthy Lives Mission Report and TCFD Report are available at kenvue.com/our-commitments. References to our Healthy Lives Mission Report or TCFD Report are for informational purposes only, and neither the Healthy Lives Mission Report, TCFD Report, nor the other information on our website is incorporated by reference into this Annual Report on Form 10-K.

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

Our People

As of December 28, 2025, we had approximately 22,000 employees, with approximately 23% located in North America, 28% in EMEA, 30% in APAC, and 19% in LATAM. Approximately 99% of our global employees were full-time and 1% were part-time. Our global workforce covers a broad range of functions, with manufacturing employees making up 23% of our workforce.

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

Learning and Development

We invest in the learning and development of all Kenvuers to ensure their skills remain relevant and keep pace with the rapid evolution in the marketplace. Learning to develop functional and/or leadership skills can happen in different ways, including on-the-job, on special assignment, and e-learning or in-classroom training. Ultimately, our aim is to ensure this ongoing commitment to development and growth yields superior performance and higher levels of engagement that differentiates us from our competitors.

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

We also strive to actively support the communities we serve worldwide, as well as those in which Kenvuers live and work, through strategic investments. Kenvue Cares, our global employee volunteer program, is just one way in which we connect our passionate purpose-driven workforce to fulfill our potential and create possibilities. We make financial contributions, provide in-kind charitable product donations, and volunteer the time of team members to help non-profit organizations achieve their goals and generate societal impact.

Total Rewards

We offer compensation, benefits, and well-being programs designed to attract, develop, and retain top talent in a highly competitive environment. We reward and recognize superior performance and closely align Kenvuer compensation with company and individual performance. Our total rewards programs are designed to provide base pay that is competitive for a Kenvuer’s position considering skill level, experience, geographic location, and other business-related factors. In addition to base pay, we seek to motivate and reward Kenvuers with annual cash incentives and equity-based awards, depending on job level. Additionally, we periodically benchmark to help ensure Kenvue’s compensation programs remain competitive, and we regularly assess the appropriateness of employee pay based on skills, expertise, education, and tenure.

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

Workplace Safety

Within our facilities, we have processes to identify potential safety risks and develop and implement controls to mitigate possible exposure to hazards. We support Kenvuers with general safety training and have implemented specific programs for those working in potentially high-risk environments.

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

To facilitate the Separation and enable our operations to continue with minimal interruption following the Separation, J&J has granted licenses to use certain intellectual property rights retained by J&J that we used in the conduct of its business prior to the Separation, including the “Johnson & Johnson” name and signature and other legacy J&J branding. These licenses provide for terms of varying durations based on our particular use of a licensed intellectual property right. For additional information about these licenses, see the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”).

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

Government Regulations

We are subject to extensive government regulations in the United States and around the world. U.S. federal authorities, including the FDA, the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission (the “CPSC”), the Occupational Safety and Health Administration (the “OSHA”), the Environmental Protection Agency (the “EPA”), and the Drug Enforcement Administration (the “DEA”), regulate various aspects of our business, along with parallel authorities at the state and local levels and comparable authorities in other jurisdictions. Government regulations in the United States and around the world apply to many areas of our business, including most aspects of our products. It is our policy and practice to comply with all government regulations applicable to our business. The process of obtaining regulatory approvals and complying with applicable national and local regulations in the United States and around the world is complex, time-consuming, and costly and may impact our business strategies. In addition, the global regulatory landscape is subject to rapid and unexpected changes, and there has been a general trend toward increasingly stringent regulation and enforcement around the world in recent years. For additional information about risks associated with government regulations, see Part I, Item 1A, “Risk Factors—Risks Related to Government Regulation and Legal Proceedings.”

New or more stringent laws or regulations, more restrictive interpretations of existing laws or regulations, or increased enforcement actions by governmental and regulatory agencies around the world could increase our ongoing costs of compliance, alter the environment in which we do business, or otherwise adversely affect our business, results of operations, or financial condition.

We have products in a number of different regulatory classifications, and these classifications and their application to our products may vary from market to market. Accordingly, certain of our products are subject to varying levels of regulation in different geographic markets. The following description discusses the material effects of the regulatory landscape applicable to our business, with particular focus on the United States, the European Union (the “EU”), and China, which are some of our key geographic markets for our business from a regulatory perspective and markets that we believe are representative of the material differences in the regulation of our business across the various geographic markets in which we operate.

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

In addition, many of our products are subject to regulation by the CPSC under the Poison Prevention Packaging Act (the “PPPA”), the Consumer Product Safety Act, the Federal Hazardous Substances Act, and other laws enforced by the CPSC. These statutes and related regulations establish safety standards and bans for consumer products. Certain state laws also address the safety of consumer products and may mandate reporting or labeling requirements. Noncompliance with these laws may result in penalties or other regulatory action and related reputational harm.

Drug Products

In order to market and sell a new drug product in the United States, a manufacturer must 1) file a New Drug Application (“NDA”) that shows the quality, safety, and effectiveness of the new drug, 2) file an Abbreviated NDA that demonstrates the equivalence of a generic product to another company’s branded drug product, or 3) comply with the FDA’s monograph system. Most of our OTC products marketed in the United States are regulated pursuant to the FDA’s monograph system. The monographs establish the conditions, such as active ingredients, uses (indications), doses, labeling, and testing, under which an OTC drug is generally recognized as safe and effective and can be marketed without an NDA and FDA premarket approval. Products marketed under the OTC monograph system are required to conform to specific quality, formula, and labeling requirements. Monograph drug products that do not comply with these standards can be deemed unapproved new drugs and can be required to be withdrawn from the market. The Over-the-Counter Monograph Safety, Innovation, and Reform Act (the “OTC Monograph Reform Act”) established an Administrative Order Process for issuing, revising, and amending OTC monographs. Under the OTC Monograph Reform Act, the FDA can also require manufacturers to conduct additional testing to ensure the safety and efficacy of monograph drug products. For example, in September 2021, the FDA issued a Proposed Order Amending the OTC Monograph for Sunscreen Drug Products requiring additional data for certain ingredients to ensure their safety. In addition, certain of our OTC products, including certain Imodium®, Motrin®, Pepcid®, and Zyrtec® products, are approved by the FDA through the NDA process rather than through the monograph system.

In addition, the DEA regulates certain of our OTC products containing pseudoephedrine (“PSE”), such as Sudafed® and Zyrtec-D®, pursuant to the Combat Methamphetamine Epidemic Act (the “CMEA”). Among other requirements, the CMEA sets daily and 30-day sales limits for PSE products purchased by consumers. We are also subject to similar regulations at the state level. Our OTC products containing PSE are also subject to heightened regulatory regimes in other jurisdictions around the world.

In the EU, our OTC products, including Nicorette® products that are not marketed by us in the United States, are subject to extensive pre- and post-marketing regulation by regulatory authorities at both the EU and EU Member State level. There are several administrative mechanisms to request regulatory approval of OTC products, including 1) the standalone national procedure for authorization in a single EU Member State, 2) the mutual recognition procedure, which is used when a product is already authorized in at least one EU Member State and approval is sought in at least one other EU Member State, and 3) the decentralized procedure, which is used when a product has not yet been authorized in the EU and authorization is sought simultaneously in several EU Member States.

Certain of our products in certain jurisdictions may be regulated as prescription medications. For example, in the EU, medications containing PSE have historically been regulated as OTC products. During the fiscal twelve months ended December 29, 2024, Belgium, Luxembourg, and France changed the regulatory status of medications containing PSE from OTC to prescription-only.

In China, our OTC products are regulated by the National Medical Products Administration (the “NMPA”), which is the primary authority for the safety and registration of medicines, medical devices, and cosmetics.

Cosmetics

A number of our products marketed in the United States, including many of our products in the Skin Health and Beauty segment, are considered cosmetics regulated by the FDA through the Federal Food, Drug, and Cosmetic Act and the Fair Packaging and Labeling Act. Our cosmetic products include certain products under our Aveeno®, Neutrogena®, Lubriderm®, and Johnson’s® brands and certain of our Listerine® mouthwash products. Cosmetics are not subject to premarket approval by the FDA, but certain ingredients, such as certain color additives, are required to be preauthorized, and the FDA seeks to ensure cosmetic products are not adulterated or misbranded. If the safety of a product or its ingredients has not been adequately substantiated, an appropriate warning label is required to be included on the product. Other warnings may also be mandated pursuant to FDA regulations. The FDA monitors compliance of cosmetic products with applicable regulations through market surveillance and inspection of cosmetic manufacturers and distributors to ensure that products do not contain false or misleading labeling, are not adulterated, and are not manufactured under unsanitary conditions. Inspections also may arise from consumer or competitor complaints filed with the FDA. In the event that the FDA determines that one of our products fails to comply with FDA regulations, we may be required, or we may independently decide, to conduct a recall or market withdrawal of that product or to correct the failure by making changes to that product, including its manufacturing, formulation, or label. In addition, the Modernization of Cosmetics Regulation Act, enacted in December 2022, expanded the FDA’s regulatory authority over cosmetic products, including by providing the FDA with new mandatory recall authority over cosmetics and by requiring the registration of cosmetic manufacturing facilities, the reporting of certain adverse events, the issuance of cGMP requirements, and the establishment of safety substantiation requirements.

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

Certain of our products marketed in the United States, such as BAND-AID® Brand Adhesive Bandages (including Ourtone® Adhesive Bandages) and Listerine® Clinical Solutions – Sensitive Teeth mouthrinse, are medical devices regulated by the FDA through a system that, unless exempt, requires us to receive premarket clearance for commercial distribution known as a 510(k) clearance. To obtain 510(k) clearance, a device is required to be determined to be substantially equivalent in intended use and in safety and efficacy to a benchmark device, or “predicate,” that is already legally in commercial distribution. Any modification to a 510(k) cleared device that could significantly affect its safety or efficacy or that would constitute a change in its intended use generally requires a new 510(k) clearance. If we determine that a new 510(k) clearance is not required but the FDA subsequently disagrees, the FDA may retroactively require us to obtain a new 510(k) clearance and may require us to cease marketing, or conduct a recall, of the modified device until the new 510(k) clearance is obtained.

In the EU, the Medical Device Regulation (Regulation (EU) 2017/745) allows manufacturers to self-certify compliance of certain medical devices by submitting notifications to the competent authority, with files open to inspection by a competent authority. For other medical devices, a third-party organization designated by an EU Member State must certify. In addition, all approved products and their manufacturers are subject to re-review on periodic cycles of up to every five years. In recent years, we have also introduced certain connected health offerings as non-medical device apps, including certain products that are not offered in the United States and, as such, are not regulated as medical devices by the health authorities in the countries in which they are offered. Any determination that medical device clearance is required for a product that we currently offer as a non-medical device may cause us to cease marketing, or conduct a recall, of the modified product until such clearance is obtained.

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

Labeling and Product Claims

We are subject to various laws on labeling and product claims, including with respect to the characteristics, quality, safety, performance, and benefits of our products. We typically are required to have a reasonable basis to support any factual marketing claims, and what constitutes a reasonable basis for substantiation can vary widely from market to market and from product to product. For example, while cosmetic labeling does not require FDA premarket approval, the FDA regulates cosmetic labeling claims and monitors, and takes action against, claims that are not truthful, are misleading, or make medicinal claims. The FDA is also responsible for taking action against any misbranded dietary supplement product after it reaches the market. In addition, while our labeling and advertising claims for our monograph drug products, such as certain Benadryl®, Neutrogena®, and Tylenol® products, and advertising claims for NDA products are not subject to approval by the FDA, labeling claims for our NDA products, such as certain Imodium®, Motrin®, Pepcid®, and Zyrtec® products, are approved by the FDA. In certain circumstances, we may also be subject to additional regulations depending on the nature of the labeling and product claims. For example, the U.S. Department of Agriculture enforces federal standards for organic production and use of the term “organic” on product labeling.

The FTC regulates the use of endorsements and testimonials in advertising as well as relationships between us, on the one hand, and advertisers and influencers, on the other hand, pursuant to principles described in the FTC’s Guides Concerning the Use of

Endorsements and Testimonials in Advertising (the “Endorsement Guides”). The Endorsement Guides provide that an endorsement should reflect the honest opinion of the endorser and cannot be used to make a claim about a product that the product’s marketer could not itself legally make. The Endorsement Guides also stipulate that, if there is a connection between an endorser and the marketer that consumers would not expect and this connection would affect how consumers evaluate the endorsement, then that connection should be disclosed. If our advertising claims or claims made by our social media influencers or by other endorsers with whom we have a material connection do not comply with the Endorsement Guides or any requirements of the Federal Trade Commission Act of 1914 (the “FTC Act”) or similar state requirements, then the FTC and state authorities could subject us to investigations and enforcement actions, impose penalties, require us to pay monetary consumer redress, require us to revise our marketing materials, or require us to accept burdensome injunctions, any of which could adversely affect us.

Furthermore, the National Advertising Division (the “NAD”) of the Better Business Bureau administers a self-regulatory program of the advertising industry to ensure truth and accuracy in national advertising. The NAD monitors national advertising and entertains inquiries and challenges from competitors and consumers. We are also subject to various state consumer protection laws, including California’s Proposition 65, which requires a specific warning on any product that contains a substance listed by California as having been found to cause cancer or birth defects, unless the level of such substance in the product is below a safe harbor level, and we may be subject to investigations by the various state attorneys general who enforce those consumer protection laws. For example, in November 2025, we received a non-public Civil Investigative Demand (“CID”) from the Attorney General of the State of Texas pursuant to the Texas Deceptive Trade Practices-Consumer Protection Act. The CID seeks documents related to certain Aveeno® Baby products that are labelled as “hypoallergenic.” Although we will produce documents and information responsive to the CID, efforts to ensure that we are and remain compliant with the various state consumer protection laws may involve substantial costs, and we cannot predict the outcome of any such investigations or their potential impact on our business.

In the EU, advertising of products is subject both to general consumer advertising requirements pursuant to the Unfair Commercial Practices Directive (Directive 2005/29/EC), which imposes a general prohibition on misleading and aggressive advertising, as well as more specific regulations in respect of various product classifications. For example, pursuant to Directive 2001/83/EC, advertisements of our OTC products must, among other requirements, 1) be set out in such a way that it is clear that the message is an advertisement and that the product is clearly identified as a medicinal product, 2) not refer to claims of recovery in improper, alarming, or misleading terms, and 3) not suggest that the effects of taking the medicine are guaranteed, are unaccompanied by adverse reactions or are better than, or equivalent to, those of another treatment or medicinal product. The EU has also established a legal framework for cosmetic labeling claims based on the Cosmetics Product Regulation (Regulation (EC) No. 1223/2009). So-called “responsible persons” must ensure that a cosmetic product made available on the market is safe for human health when used under normal or reasonably foreseeable conditions, taking into account presentation, labeling, instructions for use and disposal, and any other indication or information provided by the responsible person.

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

Environment, Health, and Safety

The EPA and parallel state and local authorities in the United States, as well as comparable authorities around the world, enforce a broad range of environmental laws and regulations in the jurisdictions in which we manufacture and sell our products or otherwise operate our business. These include requirements governing product content and labeling; the handling, manufacture, transportation, storage, use, and disposal of chemicals and other hazardous materials and wastes; the discharge and emission of pollutants; and the cleanup of contamination in the environment. For more information on the broad range of environmental, health, and safety laws that Kenvue is subject to, see Part I, Item 1A, “Risk Factors—Risks Related to Government Regulation and Legal Proceedings—We are subject to a broad range of environmental, health, and safety laws and regulations, and the impact of any obligations under these laws and regulations could adversely affect us.”

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
Our operations are also subject to regulation under the OSHA and parallel state and local occupational health and safety standards, as well as occupational health and safety standards applicable to our operations in other jurisdictions. These standards establish certain employer responsibilities, including requirements to maintain a workplace free of recognized hazards likely to cause serious injury or death, certain medical and hygiene standards, licensing, and permitting obligations and various recordkeeping, disclosure, and procedural requirements, such as Turkey and the United Kingdom.

Privacy and Data Protection

We are subject to increasingly complex and changing privacy and data protection laws and regulations in the United States and around the world that impose broad compliance obligations on the collection, transmission, dissemination, use, privacy, confidentiality, security, retention, availability, integrity, and other processing of health-related and other sensitive and personal information. In the United States, we are subject to a growing number of privacy and data protection laws and regulations, the specific requirements of which vary from state to state. We are also subject to federal health information privacy laws. Outside the United States, the European Union’s General Data Protection Regulation (the “EU GDPR”) and the United Kingdom’s General Data Protection Regulation (“U.K. GDPR”), together with national legislation, regulations, and guidelines of the EU Member States and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze, store, transfer, and otherwise process personal data, including health data and adverse event reporting. In China, we are subject to the Personal Information Protection Law (the “PIPL”), which applies to the processing of personal information of natural persons within China, the processing of personal information outside China where the purpose is to provide products and services within China, and the analysis or assessment of the activities of individuals within China. While similar to the EU GDPR, the PIPL contains unique requirements not found in the EU GDPR. In addition, we are subject to China’s Cybersecurity Law, which establishes its overall security framework, and China’s Data Security Law, which aims to protect the security of processed data.

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

Anti-Corruption

We are subject to various anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act (the “FCPA”), that generally prohibit companies from promising, offering, or giving anything of value to foreign officials with the corrupt intent of influencing the foreign official for the purpose of obtaining or retaining business or gaining any improper advantage. Similar to the U.S. application and enforcement of the FCPA, various jurisdictions in which we operate have laws and regulations, including the U.K. Bribery Act 2010 and Chinese anti-corruption laws, aimed at preventing and penalizing corrupt behavior. In addition, our interactions and financial relationships with healthcare professionals and government officials (including individuals acting on behalf of hospitals or other institutions owned or controlled by a government body) are subject to varying degrees of regulation and restriction in the jurisdictions in which we operate. These regulations and restrictions are generally intended to protect against corruption and conflicts of interest in connection with the expenditure of government funds and to ensure fairness and transparency in their legislative, regulatory, and procurement processes.

Other Regulations

We are also subject to a variety of other laws and regulations in the United States and around the world. For example, we must comply with an increasing number of laws designed to combat abuses of human rights in our value chain. In addition, our selling practices are regulated by competition law authorities in the United States and around the world. We are also subject to laws and sanctions imposed by the United States (including those imposed by the U.S. Treasury Department’s Office of Foreign Assets Control) and other authorities that may prohibit us or our affiliates from doing business in certain countries or restrict the type of business that may be conducted by us or our affiliates. In addition, we are subject to trade controls (including import and export restrictions, such as tariffs, sanctions, quotas, or trade barriers) imposed by the United States and other jurisdictions around the world. Enforcement activities under these laws and regulations could subject us to additional administrative and legal proceedings and actions, which could include claims for civil penalties, criminal sanctions, and administrative remedies.

Seasonality

While seasonality has a limited impact on the Net sales within our consolidated results, we are subject to certain degrees of seasonal sale fluctuations. For example, in our Self Care segment, certain of our OTC products, such as Motrin® and Tylenol®, are typically purchased more frequently in preparation for the cold and flu season in the winter or, in the case of Benadryl® and Zyrtec®, during high allergy seasons in the spring and the fall. In addition, in our Skin Health and Beauty segment, sales of our products that contain SPF are typically higher in preparation for the summer, and sales of our products that contain moisturizers are typically higher in the fall and the winter. Finally, in our Essential Health segment, certain of our wound care products are typically purchased more frequently in the summer months.

Available Information

Our main corporate website address is kenvue.com. Our SEC filings are available free of charge on our investor relations website at investors.kenvue.com as soon as reasonably practicable after having been electronically filed or furnished to the SEC. We file annual reports, quarterly reports, current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains an internet site that contains reports, proxy statements, information statements, and other information regarding issuers that file electronically with the SEC at https://www.sec.gov. We encourage investors and others interested in the Company to review the information posted to our investor relations site, our SEC filings, press releases, public conference calls, and webcasts.

Use of Website to Provide Information

From time to time, we have used, and expect in the future to use, our website as a means of disclosing material information to the public in a broad, non-exclusionary manner, including for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). Financial and other material information regarding the Company, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, is routinely posted on our website and accessible, free of charge, at investors.kenvue.com. In order to receive notifications regarding new postings to our website, investors are encouraged to enroll on our website to receive automatic email alerts. None of the information on our website is incorporated into this Annual Report on Form 10-K or any other filings we make with the SEC.

Item 1A. Risk Factors

Summary of Risk Factors

The following is a summary of the principal factors that make an investment in Kenvue speculative or risky:

Risks Related to the Proposed Transaction with K-C

•If the Proposed Transaction is consummated, the combined company may not perform as expected and may fail to realize the projected benefits and cost savings of the Proposed Transaction, which could adversely affect the value of K-C common stock, which our current shareholders will own following the completion of the Proposed Transaction.
•Failure to consummate, or a delay in the consummation of, the Proposed Transaction.
•Uncertainties associated with the Proposed Transaction may cause a loss of management and other key employees.
•Our shareholders will have a significantly reduced ownership and voting interest in the combined company.
•Litigation against us or K-C, or the members of our or K-C’s board of directors.
•The Merger Agreement restricts our ability to pursue alternatives to the Proposed Transaction.
•Regulatory approvals may delay the Proposed Transaction or may diminish its benefits.
•The number of shares of K-C common stock issuable in the First Merger in respect of one share of our common stock is fixed and will not be adjusted. Because the market price of K-C common stock may fluctuate, our shareholders cannot be sure of the market value of the stock consideration they will receive in exchange for their shares.
•If the Proposed Transaction fails to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), our shareholders may pay additional U.S. federal income taxes.
•Uncertainties associated with the Proposed Transaction may disrupt our business.
•The Proposed Transaction’s consummation is expected to trigger change-in-control or other provisions.
•Failure to integrate our and K-C’s businesses and operations successfully in the expected time frame.
•The Merger Agreement restricts certain business activities prior to the effective time of the Proposed Transaction.
•We have incurred, and will continue to incur, significant costs in connection with the Proposed Transaction.
•The Proposed Transaction may result in a loss of customers, distributors, service providers, suppliers, vendors, joint venture participants, and other business counterparties and may result in the termination of existing contracts.

Risks Related to Our Business, Industry, and Operations

•Damage to our or our brands’ reputation could impact our brand loyalty with consumers, customers, and third parties.
•We face intense competition, including from multinational corporations, smaller regional companies, private-label brands, and generic non-branded products, in each of our reportable business segments and product lines and across all geographic markets in which we operate.
•Our ability to both innovate successfully and anticipate, understand, and respond appropriately to market trends, rapidly changing consumer and customer preferences, and shifting demand for our products.
•Our marketing efforts may be costly and inefficient and may not successfully defend, maintain, or improve our reputation, our brands, or our market share positions in existing or new markets.
•Expanding our global operations requires significant resources and expenses, and we may not succeed due to various commercial, operational, and legal challenges associated with conducting business globally.
•We may face challenges in implementing our digital strategy across all aspects of our operations, and our digital strategy may lead us to pursue new offerings and expose us to digital-related risks.
•Uncertainty in the development, deployment, use, and regulation of artificial intelligence in our internal processes, manufacturing operations, products, and services, as well as our business more broadly, could adversely affect us.
•Failure to realize benefits of acquisitions and divestitures we have pursued or may pursue could adversely affect us.
•The threats of counterfeit products, infringement of our intellectual property, and other unauthorized versions of our products, which pose a risk to consumer health and safety and could damage our reputation.
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
•Information security incidents, including cybersecurity breaches, interruption, breakdown, corruption, destruction, breach, or failure of Technology Systems (as defined below) operated by us or a third party, which could result in reputational damage, operational disruption, and significant associated costs.
•Our ability to attract and retain a skilled workforce, reflecting our consumers, and to implement succession plans.

Risks Related to Government Regulation, Legal Proceedings, and Financial and Economic Market Conditions

•Our ability to comply with a broad range of laws and regulations, and other stakeholder requirements globally, including rapidly evolving requirements related to tax, trade, tariffs, manufacturing, ingredients, climate change, sustainability, the environment, privacy, data protection, artificial intelligence, anti-corruption, and human rights.
•We are, and could become, subject to legal proceedings and governmental or regulatory investigations that may result in significant expenses, liabilities (potentially in excess of accruals), and reputational damage.
•Concerns about the reliability, safety, and efficacy of our products and their ingredients, including acetaminophen, talc, and phenylephrine, have resulted and could in the future result in litigation, regulatory action, governmental investigations, reputational damage, product recalls, product reformulations, or product withdrawals, whether or not such concerns are based on scientific or factual evidence we believe is sound.
•Our ability to successfully establish, maintain, protect, and enforce intellectual property rights and our ability to successfully avoid violation of the intellectual property rights of others.
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
•We may not achieve some or all of the expected benefits of the Separation.
•We are subject to potential tax-related liabilities to J&J for taxes attributable to our business.
•Our continued use of legacy J&J branding, including ongoing use of the “Johnson’s®” brand.
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
•J&J has agreed to indemnify us for certain liabilities, including the Talc-Related Liabilities (as defined below) for products sold in the United States and Canada, but such indemnity may not be sufficient to protect us against the full amount of such liabilities or J&J may be unable to satisfy its indemnification obligations.

Risks Related to Ownership of Our Common Stock

•The stock price of our common stock may fluctuate significantly, including as a result of the Proposed Transaction.
•We have debt obligations that impose certain restrictions on our business.
•We are a holding company and depend on the ability of our subsidiaries to pay dividends and make other payments and distributions to us in order to meet our obligations.

An investment in our securities involves risks and uncertainties. In addition to the other information in this Annual Report on Form 10-K, you should consider carefully the factors set forth below. We seek to identify, manage, and mitigate risks to our business, but risks and uncertainties are difficult to predict and many are outside of our control and therefore cannot be eliminated. You should be aware that it is not possible to predict or identify all of these factors and that the following is not meant to be a complete discussion of all potential risks or uncertainties. If known or unknown risks or uncertainties materialize, our business, results of operations, or financial condition could be adversely affected, potentially in a material way.

Risks Related to the Proposed Transaction with K-C

If the Proposed Transaction is consummated, the combined company may not perform as we or the market expects and may fail to realize the projected benefits and cost savings of the Proposed Transaction, which could adversely affect the value of K-C common stock, which our shareholders will own following the completion of the Proposed Transaction.

The success of the Proposed Transaction will depend, in part, on K-C’s ability to realize the anticipated benefits and cost savings from combining our and K-C’s respective businesses, including operational and other synergies that we believe the combined company will be able to achieve. The anticipated benefits and cost savings of the Proposed Transaction may not be realized fully or at all, may take longer to realize than expected, or could have other adverse effects that we do not currently foresee. Risks associated with the combined company following the Proposed Transaction include:

•the integration process will require significant time and focus from management following the Proposed Transaction and may, for the combined company, result in the loss of key employees, the disruption of ongoing businesses, or inconsistencies in standards, controls, procedures, and policies;
•key employees might decide not to remain with the combined company after the Proposed Transaction is completed, and the loss of key personnel could adversely affect the combined company’s results of operations, financial condition, and growth prospects;
•the results of operations of the combined company and the market price of the combined company’s common stock after the completion of the Proposed Transaction may be affected by factors different from those currently affecting each of our and K-C’s independent results of operations;
•there could be potential unknown liabilities and unforeseen expenses associated with the Proposed Transaction that were not discovered in the course of performing due diligence; and
•the issuance of shares of the K-C common stock in the Proposed Transaction could depress the market price for the combined company’s common stock.

In addition, in connection with the Proposed Transaction, K-C is expected to incur significant additional indebtedness to finance the Cash Consideration (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Proposed Transaction with Kimberly-Clark” to the Consolidated Financial Statements included herein) and pay fees and expenses relating to the Proposed Transaction. This increased indebtedness will reduce the amount of cash flow available to service K-C’s debt, including any of our debt assumed by K-C in connection with the Proposed Transaction, in future periods. If the combined company’s cash flows and capital resources are insufficient to fund debt service obligations, it could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital, or restructure or refinance its indebtedness.

Failure to consummate the Proposed Transaction, or a delay in the consummation of the Proposed Transaction, could negatively impact our business, results of operations, financial condition, and stock price.

The Merger Agreement is subject to a number of conditions that must be fulfilled to complete the Proposed Transaction. Those conditions include, among others, certain regulatory approvals, the absence of government restraints or prohibitions preventing the completion of the Proposed Transaction, the approval of the stock portion of the Merger Consideration (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Proposed Transaction with Kimberly-Clark,” to the Consolidated Financial Statements included herein) for listing on Nasdaq, the continued accuracy of the representations and warranties by both parties, and the performance in all material respects by both parties of their obligations under the Merger Agreement. A number of the conditions are not within our control and may prevent, delay, or otherwise materially adversely affect the consummation of the Proposed Transaction. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to timely consummate the Proposed Transaction as currently contemplated under the Merger Agreement or at all. Our business, results of operations, financial condition, or stock price could be adversely affected, potentially in a material way, by the failure to complete the Proposed Transaction or by a delay in the completion of the Proposed Transaction, including as a result of the following:

•the combined company may not realize any or all of the potential benefits of the Proposed Transaction, including any synergies that could result from combining our financial and business resources with those of K-C;
•matters relating to the Proposed Transaction will require substantial commitments of time and resources by our management which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company;
•we have incurred and will incur further substantial expenses in connection with the Proposed Transaction, including legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, and other costs relating to the Proposed Transaction regardless of whether the Proposed Transaction is consummated;
•we may be subject to legal proceedings related to the potential delay of, or failure to consummate, the Proposed Transaction;
•we may experience disruptions to our business resulting from the announcement and pendency of the Proposed Transaction, including adverse changes in our relationships with, or loss of, our customers, business partners, and employees, which may not be reversible and may continue or even intensify in the event the Proposed Transaction is delayed or not consummated;
•under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Proposed Transaction, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions;
•we may experience negative reactions to the Proposed Transaction from the financial markets, including negative impacts on the market price of our common stock; and
•if the Proposed Transaction is not consummated, we may suffer from negative publicity and a negative impression of us in the investment community, and a failure to close the Proposed Transaction may have a negative impact on the market price of our common stock.

Uncertainties associated with the Proposed Transaction may cause a loss of our or K-C’s management and other key employees, which could adversely affect the future business and operations of the combined company following the Proposed Transaction.

We depend on the experience and industry knowledge of our management personnel and other key employees to execute our business plans. The success of the combined company after the Proposed Transaction will depend, in part, on its ability to retain or attract key management personnel and other key employees. During the pendency or following the consummation of the Proposed Transaction, our current and prospective employees may experience uncertainty or have concerns regarding their roles within the combined company, the timing and consummation of the Proposed Transaction, or the operations of the combined company, any of which may have an adverse effect on our ability to retain or attract key management and other key personnel. If we are unable to retain personnel, including our key management, who are critical to the future operations of the combined company, we or the combined company could face disruptions in our operations, loss of existing customers, loss of key information, expertise, or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Proposed Transaction. No assurance can be given that the combined company, following the Proposed Transaction, will be able to retain or attract our key management personnel and other key employees to the same extent that we have previously been able to retain or attract our own employees.

Holders of our common stock will have a significantly reduced ownership and voting interest in the combined company after the Proposed Transaction and will therefore have less voting influence over the combined company.

In the Proposed Transaction, each of our shareholders will become a holder of common stock of the combined company which will continue operations as K-C. Upon completion of the Proposed Transaction, our current shareholders are expected to own approximately 46% and current K-C shareholders are expected to own approximately 54% of the combined company on a fully diluted basis. As a result, our shareholders will have less voting influence on the combined company and may have less influence on its management and policies than they now have over us.

Litigation against us or K-C, or the members of our or K-C’s board of directors, could prevent or delay the completion of the Proposed Transaction.

Since the announcement of the Proposed Transaction, certain of our shareholders and K-C’s shareholders have filed lawsuits against us, K-C, and/or the board of directors of both companies in connection with the Proposed Transaction, and such lawsuits may continue to be filed. These legal proceedings could delay or prevent the Proposed Transaction from being completed in a timely manner. The existence of litigation related to the Proposed Transaction could affect the likelihood of obtaining the required regulatory approvals. Moreover, any litigation could be time-consuming and expensive and could divert our and K-C’s management’s attention away from their regular business and their focus on successful integration planning for the two companies. Any lawsuit adversely resolved against us, K-C, or members of our respective boards of directors could adversely affect each company’s business, financial condition, and results of operations.

The Merger Agreement restricts our ability to pursue alternatives to the Proposed Transaction.

The Merger Agreement contains “no shop” covenants that restrict our ability to, directly or indirectly, among other things, solicit proposals relating to any alternative business combination or acquisition transactions and enter into any discussions concerning, or provide confidential information in connection with, any such alternative business combination or acquisition transactions. These provisions prevent us from engaging with a potential third-party acquirer that might have an interest in acquiring all or a significant part of the Company.

The need for regulatory approvals may delay the date of completion of the Proposed Transaction or may diminish the benefits of the Proposed Transaction.

The parties to the Merger Agreement are required to obtain the approvals of certain regulatory agencies before completing the Proposed Transaction. Satisfying any requirements of these regulatory agencies may delay the date of completion of the Proposed Transaction. The requisite regulatory approvals may not be received on a timely basis, or at all (in which case the Proposed Transaction could not be completed), or may contain conditions or restrictions on completion of the Proposed Transaction that cannot be satisfied. In addition, any conditions or restrictions imposed could have the effect of imposing additional costs on or limiting the revenues of the combined company following the Proposed Transaction, which might have an adverse effect on the combined company following the Proposed Transaction. Further, it is possible that, among other things, restrictions on the combined operations of the two companies, including divestitures, may be sought by governmental agencies as a condition to obtaining the required regulatory approvals. This may diminish the benefits of the Proposed Transaction to the combined company or otherwise have an adverse effect on the combined company following the Proposed Transaction.

The number of shares of K-C common stock issuable in the First Merger in respect of one share of our common stock is fixed and will not be adjusted. Because the market price of K-C common stock may fluctuate, our shareholders cannot be sure of the market value of the stock consideration they will receive in exchange for their shares in connection with the Proposed Transaction.

At the time the First Merger is completed, each issued and outstanding share of our common stock will be converted into the right to receive the Merger Consideration, which consists of 1) 0.14625 shares of K-C common stock and 2) $3.50 in cash. The exchange ratio is fixed and will not be adjusted to reflect stock price changes of either our common stock or K-C common stock prior to the closing of the First Merger. Accordingly, the market value of the stock consideration that our shareholders will receive in the First Merger will vary based on the price of K-C common stock at the time our shareholders receive the Merger Consideration, and our shareholders cannot be sure of the market value of the share component of the Merger Consideration they will receive upon completion of the First Merger. The market price of K-C common stock is expected to fluctuate through and after the consummation of the Proposed Transaction, which may not occur for a considerable amount of time. Changes in the price of K-C common stock may result from a variety of factors, including general market and economic conditions, changes in K-C’s and our businesses, operations and prospects, changes in market assessments of the likelihood that the Proposed Transaction will be completed and/or the value that may be generated by the Proposed Transaction, changes with respect to expectations regarding the timing of the Proposed Transaction, and regulatory considerations. Many of these factors are beyond our and K-C’s control. In addition, the use of cash and incurrence of indebtedness by K-C in connection with the financing of the Proposed Transaction may have an adverse impact on K-C’s liquidity, limit K-C’s flexibility in responding to other business opportunities, and increase K-C’s vulnerability to adverse economic and industry conditions, each of which could adversely affect the market price of K-C’s common stock prior to closing and that of the combined company following closing.

If the Proposed Transaction fails to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, our shareholders may be required to pay additional U.S. federal income taxes.

The Proposed Transaction is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Code, and we and K-C intend to report the Proposed Transaction consistent with such qualification. However, the closing is not conditioned upon the receipt of an opinion of counsel or a ruling from the Internal Revenue Service (the “IRS”) that the Proposed Transaction will so qualify, and neither we nor K-C intends to request a ruling from the IRS regarding the U.S. federal income tax consequences of the Proposed Transaction. Consequently, no assurance can be given that the Proposed Transaction will so qualify, that the IRS will not challenge such qualification, or that a court would not sustain such a challenge. If the Proposed Transaction were to fail to qualify as a “reorganization” within the meaning of Section 368(a) of the Code, a holder of our common stock generally would recognize gain or loss for U.S. federal income tax purposes upon the exchange of our common stock for K-C common stock in the Proposed Transaction. This would be in addition to income with respect to the Cash Consideration (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Proposed Transaction with Kimberly-Clark” to the Consolidated Financial Statements included herein), which generally would constitute taxable income to a holder of our common stock in an amount equal to the lesser of the amount of such cash and the holder’s realized gain in its K-C common stock if the Proposed Transaction qualified as a “reorganization” within the meaning of Section 368(a) of the Code.

Our business operations may be subject to disruption due to uncertainties associated with the Proposed Transaction, which could adversely affect our or the combined company’s business, financial condition, cash flows, and results of operations pending and following the Proposed Transaction.

Parties with which we do business may experience uncertainty associated with the Proposed Transaction, including with respect to current or future business relationships with us or the combined company following the Proposed Transaction. Our business relationships may be subject to disruption as customers, distributors, suppliers, vendors, landlords, and other third parties with whom they do business may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than us or the combined company following the Proposed Transaction. These disruptions could adversely affect our business, financial condition, cash flows, and results of operations regardless of whether the Proposed Transaction is completed and could adversely affect the combined company’s ability to realize the expected cost savings and other benefits of the Proposed Transaction. The risk and adverse effects of any disruption could be exacerbated by a delay in the closing of the Proposed Transaction or termination of the Merger Agreement.

If the Proposed Transaction is consummated, its completion is expected to trigger change-in-control or other provisions in certain agreements to which we or K-C is a party.

The consummation of the Proposed Transaction is expected to trigger change-in-control or other provisions in certain agreements to which we or K-C or our respective subsidiaries are a party. If we and K-C are unable to obtain the counterparties’ consents or waivers of those provisions, the counterparties may exercise their rights and remedies under the applicable agreements, including in some instances potentially terminating the agreements or seeking monetary damages. Even if we and K-C are able to negotiate consents or waivers, the counterparties may require a fee for such consents or waivers or seek to renegotiate the agreements on terms less favorable to the combined company.

In addition, in connection with the Proposed Transaction, we and K-C have agreed that the Proposed Transaction will constitute a “change in control,” or term of similar import, under certain Company compensation and benefit arrangements and K-C compensation and benefit arrangements, as applicable, which may result in additional payments and benefits to directors and executive officers.

Failure to integrate our and K-C’s businesses and operations successfully in the expected time frame may adversely affect the future results of the combined company.

We and K-C have operated and, until the consummation of the Proposed Transaction, will continue to operate independently. Following the closing of the Proposed Transaction, our respective businesses may not be integrated successfully. It is possible that the integration process could result in the loss of key Company employees or key K-C employees, the loss of customers, service providers, vendors or other business counterparties, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, potential unknown liabilities and unforeseen expenses, delays, or regulatory conditions associated with and following the closing of the mergers or higher-than-expected integration costs, and an overall post-closing integration process that takes longer than originally anticipated. Specifically, the following challenges, among others, must be addressed in integrating our and K-C’s operations in order to realize the anticipated benefits of the Proposed Transaction:

•combining the companies’ operations and corporate functions and the resulting difficulties associated with managing a larger, more complex, diversified business and a larger portfolio of products;
•combining our and K-C’s businesses in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the Proposed Transaction;
•integrating and managing new product lines;
•avoiding delays in connection with the Proposed Transaction or the integration process;
•integrating personnel from the two companies and minimizing the loss of key employees;
•identifying and eliminating redundant functions and assets;
•harmonizing the companies’ operating practices, employee development and compensation programs, internal controls, compliance and other policies, procedures, and processes;
•maintaining existing agreements with customers, service providers, vendors, and other business counterparties and avoiding delays in entering into new agreements with prospective customers, service providers, vendors, and other business counterparties;
•addressing possible differences in business backgrounds, corporate cultures, and management philosophies; and
•consolidating the companies’ operating, administrative, and information technology infrastructure and financial systems.

The Merger Agreement subjects us to restrictions on our business activities prior to the effective time of the Proposed Transaction.

The Merger Agreement restricts us from entering into certain corporate transactions and from taking other specified actions without the consent of K-C until the closing of the Proposed Transaction. These restrictions could be in place for an extended period of time if the closing of the Proposed Transaction is delayed and could prevent us from pursuing attractive business opportunities that may arise prior to the closing of the Proposed Transaction.

We have incurred, and will continue to incur, significant costs in connection with the Proposed Transaction, which may be in excess of those we anticipated.

We have incurred, and expect to continue to incur, a number of non-recurring costs associated with negotiating and consummating the Proposed Transaction and combining our and K-C’s operations. These expenses have been, and will continue to be, substantial. The substantial majority of non-recurring expenses will consist of costs related to the Proposed Transaction including, among other things, fees paid to financial, legal, and accounting advisors, employee retention, severance and benefits costs, filing fees, and debt restructuring costs. Many of these costs will be borne by us even if the Proposed Transaction is not completed. Additional unanticipated costs may be incurred in connection with the Proposed Transaction and the integration of the two companies’ businesses.

The Proposed Transaction may result in a loss of customers, distributors, service providers, suppliers, vendors, joint venture participants, and other business counterparties and may result in the termination of existing contracts.

Following the Proposed Transaction, some of our or K-C’s customers, distributors, service providers, suppliers, vendors, joint venture participants, and other business counterparties may terminate or scale back their current or prospective business relationships with the combined company. In addition, we and K-C have contracts with customers, distributors, service providers, suppliers, vendors, joint venture participants, and other business counterparties that may require us or K-C to obtain consents from these other parties in connection with the Proposed Transaction, which may not be obtained on favorable terms or at all. If relationships with customers, distributors, service providers, suppliers, vendors, joint venture participants, or other business counterparties are adversely affected by the Proposed Transaction, or if the combined company loses the benefits of our or K-C’s contracts, it could adversely affect our or the combined company’s business, results of operations, or financial condition.

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

Our reputation and our brands have in the past been, and could in the future be, damaged by negative publicity, whether or not valid. Negative publicity could relate to our company, our brands, our products, our supply chain, our ingredients, our packaging, our sustainability practices, our employees, or any other aspect of our business. Negative publicity that damages one of our brands could be compounded by having an adverse effect on our other brands or our company as a whole.

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

We compete with a range of businesses, including large multinational corporations and agile regional players that may pose challenges to our growth and market position. Certain of our competitors are multinational corporations that may have greater resources and a larger market share than we do. These competitors could introduce competing products more quickly, respond more effectively to changing business and economic conditions and evolving consumer preferences, outspend us on advertising and promotional activities, or possess greater negotiating leverage with customers, manufacturers, suppliers, distributors, and other third-party partners. In addition, we face competition from smaller companies that often operate on a regional basis. Many of these companies have benefited from the substantial growth in e-commerce and focus extensively on DTC or other non-traditional, digital business models.

Our products also compete with retailers’ private-label brands and generic non-branded products, which are typically sold at lower prices than our branded products. An increase in the availability and acceptance of private-label brands and generic non-branded products around the world could cause us to reduce the prices of some of our products to maintain sales volume, which could adversely affect the profitability and market share of those products and otherwise adversely affect our business, results of operations, or financial condition. Although we believe that our branded products provide superior quality, performance, and functionality, we cannot predict with certainty the extent to which consumers will continue to favor our branded products over private-label and generic non-branded products, particularly during periods when economic conditions are uncertain.

If we are unable to anticipate, understand, and respond appropriately to market trends and rapidly changing consumer and customer preferences in a timely manner, we could be adversely affected.

Our success is increasingly dependent on our ability to anticipate, understand, and respond appropriately to market trends and rapidly changing consumer and customer preferences more quickly than our competitors. This requires us to effectively leverage analytics and technology to gain new commercial insights and develop targeted marketing and advertising initiatives to reach consumers and customers. To maintain our success and increase our consumer and customer base, we must continually work to maintain and enhance the reputation of our brands; develop, manufacture, and market new products with differentiated benefits; maintain or expand our presence in existing and emerging distribution channels; anticipate and adapt to evolving scientific knowledge and advances; successfully manage our inventories; and modernize and refine our approach as to how and where we manufacture, market, and sell our products. Furthermore, market trends, consumer preferences, and purchasing patterns may vary by geographic region, which could present challenges for our brands that have global distribution footprints. Certain of our products are also subject to seasonal sale fluctuations as described in Part I, Item 1, “Business—Seasonality.” If we are unable to anticipate, understand, and respond appropriately to market trends and rapidly changing consumer and customer preferences, we may experience lower sales or increased pricing pressures, leading to excess inventory levels or lower gross margins, which could adversely affect our business, results of operations, or financial condition.

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

We use various media, including digital, social media, and mobile communication channels, in connection with our marketing efforts. Our effectiveness in doing so depends on the successful execution of our digital strategy. See “—We face challenges implementing our digital strategy, which could adversely affect us.” Our effectiveness also depends on our ability to develop and deploy effective marketing assets. In addition, our advertising and promotional activities may become increasingly expensive, particularly as we adapt to new and evolving media platforms and communication channels and as media concentrates in certain platforms. Our competitors could spend more resources on their marketing efforts, use more efficient and effective marketing initiatives than we do, or secure more effective endorsements from key opinion leaders or influencers, any of which may provide our competitors with a competitive advantage. Generating a meaningful return on our marketing efforts may become increasingly difficult, and even if our marketing efforts do yield increased Net sales, the increase in Net sales may not offset the expenses we incur.

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

In recent years, we have grown, and we intend to continue to grow, our business by expanding our global operations. In seeking to expand our operations in geographic markets where we currently have a presence or to establish operations in new geographic markets where we do not currently have a presence, we expect, as we have in the past, to invest significant resources, incur significant expenses, and face various challenges, including those related to compliance with market-specific laws or regulations, gaining acceptance of our products from consumers, customers, and third-party partners, and expanding our sales force and other personnel in those markets. We cannot predict with certainty the extent to which our products, our marketing efforts, and our operations will be accepted or successful in any particular market, and it is possible that positive returns on our investments in a market will not be achieved for several years, or at all.

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

We face challenges implementing our digital strategy, which could adversely affect us.

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

Our pursuit of this strategy has led us in recent years to promote new services, including e-commerce, and introduce innovative new products and connected health offerings, including the Zyrtec® AllergyCast app and the Neutrogena® Skin360 app, that are outside of the traditional services and products we have historically provided to our consumers and customers. Expanding our service and product offerings through digital initiatives will expose us to additional risks and uncertainties associated with conducting business digitally, including the speed with which technology changes, technical failures, information security or cybersecurity incidents, consumer privacy and data protection concerns, ethical concerns, changes in state tax regimes and government regulation of internet activities, software, data collection, and other digital activities. See “—Risks Related to Our Operations—An information security incident, including a cybersecurity breach, or the failure of an information technology or operational technology system owned or operated by us or a third party, could adversely affect us.” and “—Risks Related to Government Regulation and Legal Proceedings—A breach of privacy laws or unauthorized access, loss, or misuse of personal data could adversely affect us.”

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

Uncertainty in the development, deployment, use, and regulation of artificial intelligence in our internal processes, manufacturing operations, products and services, as well as our business more broadly, could adversely affect us.

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

The legal, regulatory, and ethics landscapes around the use of artificial intelligence technologies, including generative artificial intelligence, is rapidly evolving and uncertain, including in relation to the areas of intellectual property, cybersecurity, and privacy and data protection. While we continue to implement our artificial intelligence governance based on the National Institute of Standards and Technology Artificial Intelligence Risk Management Framework, the use of artificial intelligence tools may compromise our confidential or sensitive information, result in unauthorized processing of personal data, put our intellectual property at risk, or cause us to infringe on others’ intellectual property rights, which could in turn damage our reputation. Additionally, third parties that license artificial intelligence technologies to us may impose unfavorable licensing terms or terminate the licenses altogether which would require us to seek licenses from alternative sources to avoid disruptions in feature delivery. Compliance with new or changing laws, regulations, or industry standards relating to artificial intelligence may impose significant operational costs and may limit our ability to develop, deploy, or use artificial intelligence technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.

The rapidly changing retail landscape, including our increasing dependence on key customers in developed markets, changes in the policies of our customers, and e-commerce and other alternative retail channels, could adversely affect us.

Our products are sold in a highly competitive global marketplace, which, in recent years, has experienced increased retail trade concentration, the emergence of retail buying alliances, including the consolidation of bargaining strength across multiple partners, the rapid growth of e-commerce, the rise of agentic shopping, and the integration of traditional and digital operations at key customers. As a result of these trends, certain large-format customers and customer alliances have significant bargaining strength and represent a significant proportion of our total Net sales. Customers have used, and may continue to use, their bargaining strength as leverage to demand increased investments across a diverse platform, inclusive of data, retail media, search, higher trade discounts, logistical services, or fines and promotion, which could lead to reduced sales or profitability. For a discussion of increased retail trade concentration in our industry and its impact on us, including the impact of our largest customers, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Key Factors Affecting Our Results—Increased Competition.”

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

In addition, the retail landscape in many markets continues to evolve as a result of the rapid growth of e-commerce retailers and price comparison websites, changing consumer preferences and purchasing patterns (as consumers increasingly shop online and via mobile and social media applications) and the increased presence of alternative retail channels, such as subscription services and DTC businesses. These trends have accelerated in recent years. The rapid growth of e-commerce and the emergence of alternative retail channels have created, and may continue to create, pricing pressures for us and our customers or otherwise adversely affect our relationships with our customers. If we are not successful in continuing to adapt or effectively react to these trends, our business, results of operations, or financial condition could be adversely affected. See “—If we are unable to anticipate, understand, and respond appropriately to market trends and rapidly changing consumer and customer preferences in a timely manner, we could be adversely affected.”

Significant challenges or delays in our innovation and development of new products and technologies could adversely affect us.

We cannot predict with certainty when or whether we will be able to develop products and technologies, or otherwise license or acquire new products and technologies, and whether they will be commercially successful.

Developing new products and technologies is a complex, time-consuming, and costly process. Any new product may not generate sufficient consumer and customer interest and sales to become a profitable product or to cover the costs of its development and promotion. Our ability to achieve a successful launch of a new product could also be adversely affected by actions taken by competitors in response to the launch, such as increased advertising and promotional activities with respect to competing products. The success of a product can also be adversely affected by concerns about the reliability, safety, or efficacy of the product or an ingredient used in the product. See “—Risks Related to Government Regulation and Legal Proceedings—Concerns about the reliability, safety, or efficacy of our products or their ingredients could result in litigation, regulatory action, reputational damage, product recalls, product reformulations, or product withdrawals, which could adversely affect us.”

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

We have pursued, and expect to continue to pursue, acquisitions and divestitures, which exposes us to additional risks that could adversely affect us. Pursuant to the Merger Agreement, we are subject to certain contractual limitations on acquisitions and divestitures which may limit our ability to execute aspects of our growth strategy or portfolio optimization initiatives.

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

Pursuant to the Merger Agreement, we are subject to certain contractual limitations on acquisitions and divestitures prior to the closing of the Proposed Transaction. These restrictions may limit our ability to execute aspects of our growth strategy or portfolio optimization initiatives until the Proposed Transaction closes. See “—Risks Related to the Proposed Transaction with K-C—Failure to consummate the Proposed Transaction, or a delay in the consummation of the Proposed Transaction, could negatively impact our business, results of operations, financial condition, and stock price.”

Counterfeit, intellectual-property-infringing, or other unauthorized versions (“Counterfeit Copies”) of our products, particularly in our OTC business, could harm consumers and adversely affect us.

Our industry, including our business, continues to be challenged by illegal counterfeiting and illicit trade. We have anticounterfeiting initiatives in place and work closely with government regulators and law enforcement officials to prevent and stop these activities. Nonetheless, third parties have illegally distributed and sold, and may in the future illegally distribute and sell, Counterfeit Copies of our OTC medicines or other products, which do not meet our rigorous manufacturing and testing standards. Such Counterfeit Copies of our products may contain harmful substances, the wrong dose of an active pharmaceutical ingredient (“API”) or no API at all, depriving consumers of the therapeutic benefit of these products. However, to distributors and consumers, Counterfeit Copies may be visually indistinguishable from the authentic versions and, as a result, the Counterfeit Copies may be sold by retailers or purchased by consumers in error. In particular, we may be unable to prevent sales of Counterfeit Copies online, particularly as our sales on various e-commerce platforms grow. The internet exposes consumers to greater risk because it is a preferred vehicle for Counterfeit Copies. Counterfeit Copies pose a risk to consumer health and safety because of the conditions under which they are manufactured, which are often in unregulated, unlicensed, uninspected, and unsanitary sites, as well as the lack of regulation of and information about their contents.

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

We rely on relationships with third parties, including manufacturers, suppliers, distributors, contractors, logistics providers, and other external business partners. If we are unable to effectively manage our third-party relationships or there is a failure of these third parties to meet their obligations to us, our business, results of operations, or financial condition could be adversely affected. While we have policies and procedures for managing these relationships, they inherently involve a lesser degree of control, thereby potentially increasing our reputational, legal, financial, and operational risk. If our third-party partners fail to comply with applicable laws, regulations, or standards, our reputation or our brands could be damaged, and we could be exposed to litigation, investigations, enforcement actions, monetary liability, and additional costs. Moreover, some of our third-party partners are located outside the United States, which exposes us to additional risks inherent to conducting business around the world. We also, as a result of the Separation, for certain of those third-party relationships, operate on the basis of legacy contracts with the relevant suppliers, and have, and in the future may, face challenges from, or disputes with, those suppliers relating to the interpretation of the scope and validity of those legacy contracts, in a post-Separation context. Resolving such challenges or disputes, or mitigating related risks has, and in the future may, also expose us to litigation or monetary liability and additional costs, or potentially disrupt our business.

In particular, we partner with third parties to manufacture certain of our key products, such as Tylenol® and Zyrtec®. We depend on these third-party manufacturers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis and at acceptable prices. However, these third-party manufacturers may not be able to meet our near-term or long-term manufacturing requirements, which could result in lost sales and otherwise adversely affect our business, results of operations, or financial condition. Other risks associated with our reliance on third parties to manufacture products include reliance on third parties for regulatory compliance and quality assurance, potential misappropriation of our intellectual property by third parties or their employees, limited ability to manage our inventory, possible breach of manufacturing agreements by third parties, and the possible termination or nonrenewal of manufacturing agreements by third parties at a time that is costly or inconvenient for us. Moreover, if any of our third-party manufacturers suffers any damage to its facilities, loses benefits under material agreements, experiences power outages or cybersecurity issues, encounters financial difficulties, is unable to secure necessary raw materials from its suppliers, or suffers any other disruption, we may be adversely impacted. In the event that such a disruption occurs, we may need to seek and source other qualified third-party manufacturers, likely resulting in further delays and increased costs, which could adversely affect our business, results of operations, or financial condition. See “—Disruptions to our manufacturing or supplier operations could adversely affect us.”

In connection with the Separation, we have replaced certain of our existing contracts with third parties and, with respect to certain contracts, including contracts related to information technology and cybersecurity matters, that were transferred, in whole or in part, from J&J to us, we have obtained consents or approvals from third parties. In a number of cases, replacement contracts were agreed on terms similar to those previously in place with J&J, and there is a risk that, at the time of future renewals, those suppliers may become more reluctant to continue extending previously advantageous legacy terms. If we are unable to obtain future renewals on similar terms, or if we can only do so on less favorable terms, our business, results of operations, or financial condition could be adversely affected. See “—Risks Related to Our Relationship with J&J—The transfer of certain contracts and other assets and rights from J&J to us may require the consents or approvals of third parties and governmental authorities, and failure to obtain these consents or approvals could adversely affect us.” In addition, upon expiration or termination of the Transition Manufacturing Agreement entered into with J&J in connection with the Separation, we will need to engage alternative third-party sources to supply certain materials or products that J&J still provides, which could further increase our exposure to the risks related to reliance on third parties. See “—Risks Related to Our Relationship with J&J—J&J may fail to perform under the Transition Agreements, or we may fail to have replacement arrangements in place when these agreements expire.”

Disruptions to our manufacturing or supplier operations could adversely affect us.

Our ability to meet the needs of our consumers and customers depends on the proper functioning of our manufacturing and supplier operations. Our manufacturing operations require the timely delivery of sufficient amounts of complex, high-quality components and materials. Interruptions or delays in, or affecting, our internal operations, or those of our third-party partners, could adversely affect our business, results of operations, or financial condition. These disruptions could be caused by a number of factors, including regulatory action, quality control or safety issues, labor disputes or the lack of availability of qualified personnel, concentration or insolvency of manufacturers or suppliers, site-specific incidents, natural disasters, raw material shortages, increases in the cost of components and materials for our products, political unrest, terrorist attacks, cybersecurity incidents, epidemics, pandemics, global shipping, logistics, transport and warehousing constraints, governmental incentives and controls (including import and export restrictions, such as new or increased tariffs, sanctions, quotas, or trade barriers), other unfavorable economic or market conditions, trade embargoes or sanctions, tariffs, customs and tax requirements, and similar factors.

We have in the past faced, and may in the future face, unanticipated interruptions and delays in manufacturing through our internal and external supply chain. Manufacturing or supplier disruptions could result in product shortages, declining sales, reputational damage, or significant costs, which could adversely affect our business, results of operations, or financial condition. In addition, although we currently operate in-house manufacturing sites and source from hundreds of suppliers around the world, some of our products are currently manufactured at a single location or a limited number of locations. Despite our goal of having two or more active sources of supply for all critical materials or to build appropriate safety stock, we purchase certain key components and materials for our products, including APIs required to manufacture Tylenol®, from single-source suppliers or a limited number of suppliers. As a result, a disruption that only impacts a single manufacturing facility or supplier could nonetheless have an adverse effect on our business, results of operations, or financial condition.

Our current third-party partners may not be able to continue to manufacture or supply required quantities at preferential prices or accommodate our anticipated growth. New manufacturers and suppliers may need to be qualified under industry and governmental standards as well as our own ethical and business partner standards, which can require a significant amount of resources or take an extended period of time. If we are unable to enter into relationships with new manufacturers or suppliers or replace the loss or unavailability of any of our existing manufacturers or suppliers on a timely basis, or at all, our business, results of operations, or financial condition could be adversely affected.

Disruptions to our distribution operations could adversely affect our ability to deliver our products to consumers and customers.

Our ability to receive inventory and deliver products to distributors, customers, and consumers on a timely basis depends on the proper functioning of our manufacturing, supplier, and distribution operations, and interruptions or delays in, or affecting, these operations could adversely affect our business, results of operations, or financial condition. Distribution disruptions can occur for many reasons, including manufacturing or supplier disruptions, labor disputes or shortages, concentration or insolvency of distributors or logistics providers, site-specific incidents, natural disasters, political unrest, terrorist attacks, cybersecurity incidents, epidemics, pandemics, other unfavorable economic or market conditions, trade embargoes or sanctions, tariffs, customs, and tax requirements and similar factors, increases in transportation or shipping costs, issues with overseas shipments, reductions in the transportation capacity of carriers, disruptions to transportation infrastructure, and other unexpected delivery interruptions or delays.

We are also subject to risks of damage to, or loss of, our products while they are stored in our warehousing facilities or being delivered by our third-party logistics partners. Distributors, customers, and consumers rely on timely receipt of our products and any repeated, intermittent or long-term disruption to, or failure of, the operations of our warehousing and distribution facilities, or third-party logistics partners, could lead to lower sales and profitability, excess inventory, reputational damage or loss of loyalty to our brands. In addition, as we continue to grow our business, we may need to continue to update or expand our warehousing and distribution facilities, which may require significant amounts of capital, or engage additional third-party distributors and logistics partners, which may increase the risks to our business associated with reliance on third parties. See “—We rely on third parties in many aspects of our business, including to manufacture certain of our products, which exposes us to additional risks that could adversely affect us.”

Volatility in the cost or availability of raw materials and other inputs for our products, including due to military conflicts, has adversely affected, and could in the future continue to adversely affect us.

The manufacturing and distribution of our products involves a variety of raw materials, including resins, silicon, pulp and corn derivatives, paper, agrochemicals, vegetable oils and oleochemicals; and other inputs, including energy, labor, transportation

(such as trucks, containers, and ocean freight), and logistics services. Any increase in the cost, or constraint on the availability, of these or other inputs could adversely affect our business, results of operations, or financial condition. Volatility in the cost or availability of these or other inputs for our products can occur for many reasons, including changes in consumer and customer preferences and purchasing patterns, regulatory action, safety and labor issues, concentration or insolvency of suppliers, site-specific incidents, natural disasters, political unrest, terrorist attacks, cybersecurity incidents, epidemics, pandemics, other unfavorable economic or market conditions, trade embargoes or sanctions, tariffs, customs and tax requirements, currency fluctuations, and similar factors.

Inflationary pressures have increased in recent years, and the costs of raw materials, packaging components, and other inputs for our products may increase in the future. In recent years, we have experienced, and we may in the future experience, higher than expected inflation, including escalating transportation, commodity, and other supply chain costs and disruptions that have adversely affected, and could in the future adversely affect, our results of operations. We were able to mitigate some of these impacts through 2023, 2024, and 2025, with deflationary impacts seen in certain cost areas. Nonetheless, inflationary pressures may again increase, and supply chain disruptions may persist. We strive to maintain our usual profit margins in economies experiencing high inflation rates, which has in the past caused us (including in response to recent periods of high inflation in the United States), and may in the future cause us, to increase our prices where possible and to implement supply chain optimization initiatives to partially offset the adverse effects of the high inflation. During 2023, 2024 and 2025, we partially offset the impact of prior inflationary increases, as well as tariffs, through price increases, in addition to continued supply chain optimization initiatives. However, if our costs continue to be subject to inflationary pressures or higher tariffs, which remain subject to frequent and rapid change, we may not be able to offset the higher costs through price increases, achieve cost efficiencies, or otherwise manage the exposure through sourcing strategies, ongoing productivity initiatives, and the use of commodity hedging contracts, which could adversely affect our business, results of operations, or financial condition. In addition, even if we are initially able to increase the prices of our products, we may not be able to sustain these price increases, or sustained price increases may eventually lead to a decline in sales volume. As a result, inflationary pressures or tariffs could damage our reputation or our brands or lead to loss of profitability or market share, which could adversely affect our business, results of operations, or financial condition.

In addition, in certain cases, our relationship with a particular supplier may not be governed by a formal supply contract and, although other risks are addressed on an order-by-order basis, through purchasing on our standard terms and conditions, the supplier could discontinue our supply at any time. This risk may be magnified in economies experiencing high inflation rates, as suppliers could respond to inflationary pressures by reallocating supply to competitors that are willing to pay more for the applicable materials or components. If we are unable to procure key raw materials or packaging components for our products at a reasonable cost, or at all, our business, results of operations, or financial condition could be adversely affected.

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

We may not fully realize the expected cost savings and/or operating efficiencies associated with our restructuring programs or our strategic initiatives, which could adversely affect us.

From time to time we implement restructuring or strategic initiatives intended to maintain long-term sustainable growth, such as the recently announced restructuring initiative (as described in Note 20, “Subsequent Events,” to the Consolidated Financial

Statements included herein) that aims to optimize our operating model, transform our supply chain, reduce complexity, and drive operational efficiencies, while strengthening core capabilities. We cannot guarantee that we will be able to successfully implement these restructuring programs or strategic initiatives, that we will achieve or sustain the intended benefits under these programs, or that the benefits, even if achieved, will be adequate to meet our long-term growth and profitability expectations, which could in turn adversely affect our business. In addition, such restructuring or strategic initiatives may result in reduced productivity and diminished workforce morale, which can cause these initiatives to suffer. If market conditions improve, renewed business growth may strain our existing resources and we may not be able to effectively scale in response.

An information security incident, including a cybersecurity breach, or the failure of an information technology or operational technology system owned or operated by us or a third party, could adversely affect us.

Our business is increasingly dependent on informational technology systems; operational technology systems; networks and services, including internal and public internet and intranet sites; data hosting and processing facilities and technologies; cloud-based services and hardware; physical security systems; digital, social media, and mobile technology platforms and other hardware; software-enabled shop-floor manufacturing and distribution automation systems or operational technology; and software and technical applications and platforms (collectively, “Technology Systems”), some of which are managed, hosted, provided or used by third parties, including cloud-based service providers and their vendors.

Our Technology Systems and those of third-party partners could be misused, interrupted, damaged, invaded, corrupted, breached, or cease to function properly due to any number of causes, including catastrophic events, natural disasters, power outages, computer and telecommunications failures, improper data handling, phishing attempts, cyberattacks, malware and ransomware attacks, security breaches, security incidents, social engineering, credential compromises, or employee or other insider error or malfeasance. In particular, extensive information security and cybersecurity threats, which affect companies globally, pose a risk to the security and availability of these systems and networks and the confidentiality, integrity, and availability of our sensitive data. The overall increase in supply chain attacks on companies generally and our interdependency on third-party partners increase the potential for supply disruptions and service outages.

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

Cyberattacks and other cybersecurity incidents are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage) and expertise. Our Technology Systems and those of third-party partners have been, and likely will continue to be, subject to advanced computer attacks, including viruses or other malicious code, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking, and other cyberattacks. In addition, the global threat of cyberattacks has increased in response to global conflicts. See “—Risks Related to Financial and Economic Market Conditions—Acts of war, military actions, terrorist attacks, or civil unrest could adversely affect us.” Moreover, accelerating adoption of artificial intelligence within the Company and by adversaries increases the probability of an attempted attack or other cybersecurity incident.

We continually assess these threats and make investments to increase internal protection, detection, and response capabilities, and ensure the third parties with which we partner and their vendors have the required capabilities and controls to address these risks. However, our security efforts may not prevent or timely detect all interruptions, breakdowns, invasions, corruptions, destructions, breaches, cyberattacks, or other compromises of or interruptions to our Technology Systems or those of third parties with which we partner or their vendors (collectively, “Interruptions”), and we may not be able to timely remediate any Interruptions that we detect, which could adversely affect our business, results of operations, or financial condition. We may not be able to ensure that the technologies, capabilities, and controls third-party partners employ to protect the integrity and security of their Technology Systems will provide adequate protection. In addition, we and our third-party partners periodically upgrade Technology Systems or adopt new technologies. If an upgrade to a Technology System or a newly adopted technology that is used in our business does not function as designed or for its intended purpose, or increases our exposure to a cyberattack or cybersecurity incident, our business, results of operations, or financial condition could be adversely affected.

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

For additional information about risks related to privacy and data protection matters, see “—Risks Related to Government Regulation and Legal Proceedings—A breach of privacy laws or unauthorized access, loss, or misuse of personal data could adversely affect us.”

For additional information about Kenvue’s cybersecurity risk management, strategy, governance, and incident disclosures, see Part I, Item 1C, “Cybersecurity.”

Our business depends on our ability to attract and retain talented, highly skilled employees who represent our consumers and on the succession of our senior management.

Our business depends on our ability to attract and retain talented employees, who have a multitude of experiences and skill sets, and who represent all of our consumers. The market for highly skilled personnel and leaders in our industry is extremely competitive, and our ability to compete depends on our ability to hire, develop, motivate, and retain highly skilled personnel and leaders. A failure to understand our consumers and maintain our brands and our reputation could adversely affect our ability to attract and retain top talent and thus our ability to develop, market, and sell products successfully. Negative perception of our belonging and inclusion philosophy, whether due to our perceived over- or under-emphasis, may likewise result in issues hiring or retaining employees, as well as potential litigation or other adverse impacts. Furthermore, our ability to attract and retain talent has been, and may continue to be, impacted to varying degrees by challenges in the labor market that emerge from time to time, such as wage inflation, labor shortages, changes in immigration laws and government policies, and a shift toward remote work and other flexible work arrangements.

We have previously undertaken, and are currently undertaking, restructuring initiatives, including a recently announced initiative that aims to optimize our operating model, transform our supply chain, reduce complexity, and drive operational efficiencies, while strengthening core capabilities. These have resulted in, and likely will continue to result in, increased demands on our management team and other employees. Current employees could experience uncertainty about their future roles at our company as a result of the business reorganization or other strategic changes in the future, especially given the pendency and uncertainty created by the Proposed Transaction. As a result, we may lose key personnel or we may be unable to attract, integrate, retain, or motivate qualified individuals, or the costs associated with attracting, integrating, retaining, or motivating key personnel may increase. In addition, these restructuring initiatives and related workforce and strategic changes could increase the risk of employment-related litigation. See “Risks Related to the Proposed Transaction with K-C—Uncertainties associated with the Proposed Transaction may cause a loss of our or K-C’s management and other key employees, which could adversely affect the future business and operations of the combined company following the Proposed Transaction.”

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

Some of our employees and contractors are members of unions or trade associations, represented by works councils or otherwise subject to collective bargaining agreements in certain jurisdictions, including the United States. As a result, we are exposed to risks associated with labor disputes, strikes, work stoppages, and other similar labor relations matters. We may be unable to negotiate new collective bargaining agreements on similar or more favorable terms, and we may experience work stoppages, higher ongoing labor costs, or other labor issues in the future. We may also experience difficulties or delays in implementing changes to our workforce in certain geographic markets or in building our workforce in new geographic markets that we may enter.

Prevailing market wage rates for hourly employees have increased, and are expected to continue to increase, over time, including as a result of increases to the federal, state, and local minimum wage in the United States and to the minimum wage in national and sub-national jurisdictions around the world. As the applicable minimum wage rates increase, we may need to increase the wage rates of our hourly employees. If we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline. Legislative proposals are also made or discussed from time to time to modify benefit programs, such as health insurance and paid leave programs. Any increase in the cost of our labor as a result of these or other legislative proposals could adversely affect our business, results of operations, or financial condition.

Our manufacturers, suppliers, or other third-party partners may also be affected by labor-related issues, which could increase our costs or disrupt our operations, potentially for an extended period of time, and otherwise adversely affect our business, results of operations, or financial condition. See “—We rely on third parties in many aspects of our business, including to manufacture certain of our products, which exposes us to additional risks that could adversely affect us.”

Climate change, or legal, regulatory, or market measures to address climate change, could adversely affect us.

Climate change could adversely affect our business, results of operations, or financial condition. Natural disasters, impacts to biodiversity, and extreme weather conditions pose physical risks to our facilities and assets and have in the past, and could in the future, disrupt the operation of our supply chain. In particular, the impacts of the changing climate on water resources may result in water scarcity, which may increase operational costs. Concern over climate change may also result in new laws or regulations designed to mitigate the effects of climate change, deforestation, and nature loss. If new laws or regulations are more stringent than current laws or regulations, we may experience disruption in, or an increase in the costs associated with, sourcing, manufacturing, and distribution of our products. See “—Risks Related to Government Regulation and Legal Proceedings—We are subject to a broad range of environmental, health, and safety laws and regulations, and the impact of any obligations under these laws and regulations could adversely affect us.”

For additional information about risks related to climate change and sustainability matters, including our climate change and sustainability goals, see “—Increasing scrutiny, emerging legal requirements, and rapidly evolving expectations from stakeholders regarding sustainability matters could adversely affect us.”

Increasing scrutiny, emerging legal requirements, and rapidly evolving expectations from stakeholders regarding sustainability matters could adversely affect us.

Increasing scrutiny, emerging legal requirements, and rapidly evolving stakeholder expectations regarding sustainability practices and performance could adversely affect our business, results of operations, or financial condition. The standards for tracking and reporting on sustainability matters are relatively new, have not been harmonized globally, and continue to evolve. Legislators and regulators have imposed, and may continue to impose, sustainability-related legislation, rules, and guidance, which may conflict with one another, create new disclosure obligations, result in additional compliance costs, or expose us to new or additional risks. In addition, customers and other stakeholders have encouraged or required, and likely will continue to encourage or require in the future, the adoption of various sustainability practices that may conflict with one another and may exceed the requirements of applicable laws or regulations. We could be the subject of negative publicity despite, or as a result of, our sustainability efforts, including if we are not successful in achieving our sustainability goals or provides inaccurate information. Implementing any necessary enhancements to our global compliance processes and controls to reflect the increased scrutiny and rapidly evolving expectations regarding sustainability matters may be complex, time-consuming, and costly.

Our Healthy Lives Mission includes public sustainability goals and commitments intended to position our brands as healthier choices for both people and the planet and to help manage sustainability-related impacts, risks, and opportunities. However, we may be unable to successfully implement the programs and initiatives necessary to achieve these goals and commitments, and the outcomes may not generate the intended effects, which could adversely affect us. Despite our efforts, any actual or perceived failure to achieve our sustainability goals or the perception (whether or not valid) that we have failed to act responsibly with respect to sustainability matters, comply with sustainability laws or regulations or meet societal, investor, and consumer sustainability expectations could result in reputational damage, lead consumers or customers to purchase competing products or investors to choose not to invest in our company, or cause dissatisfaction among our employees or other stakeholders, which could adversely affect our business, results of operations, or financial condition.

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

Risks Related to Government Regulation and Legal Proceedings

We are subject to a broad range of laws and regulations in the United States and globally, and compliance with or enforcement actions related to these laws and regulations could adversely affect us.

We are subject to a broad range of laws and regulations in the United States and globally, including but not limited to those described in Part I, Item 1, “Business—Government Regulations.” Furthermore, changes in governments may drive significant policy and regulation change, including an increase or a reduction of regulation, as it relates to tax, trade, manufacturing, ingredients, climate change, sustainability, the environment, privacy, data protection, artificial intelligence, anti-corruption, human rights, and other matters. Compliance with or enforcement actions related to these laws and regulations could adversely affect our business, results of operations, or financial condition. In the United States, federal authorities, including the FDA, the FTC, the CPSC, the OSHA, the EPA, and the DEA, regulate different aspects of our business, along with parallel authorities at the state and local levels and comparable authorities in other jurisdictions.

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

For additional information about the regulatory landscape applicable to our business, see Part I, Item 1, “Business—Government Regulations.” For additional information about risks related to the regulatory landscape applicable to our business, see “—A breach of privacy laws or unauthorized access, loss, or misuse of personal data could adversely affect us.”, “—Our extensive operations and business activity throughout the world expose us to a variety of laws and regulations related to anti-corruption and human rights, and the impact of any obligations related to these laws and regulations could adversely affect us.”, and “—We are subject to a broad range of environmental, health, and safety laws and regulations, and the impact of any obligations under these laws and regulations could adversely affect us.”

We are, and could become, subject to significant legal proceedings and governmental or regulatory investigations that may result in significant expenses, fines, and reputational damage.

In the ordinary course of business, we have been, and anticipate we will be in the future, subject to a wide variety of claims, lawsuits, and regulatory and governmental investigations involving various issues such as product liability, labeling, marketing, advertising, pricing, intellectual property, commercial contracts, foreign exchange controls, antitrust and trade regulation, labor and employment, securities transactions and related disclosures, indemnification, information technology systems, data privacy and cybersecurity, environmental, health and safety, and tax matters. These claims and lawsuits have resulted, and may in the future result, in significant expenses, fines, and reputational damage. Litigation, in general, and securities, derivative action, class action, and multi-district litigation, in particular, can be expensive and disruptive, including significant time and expense required to investigate and defend against litigation, regardless of the merit of the underlying claims. Our assessment of the materiality of a legal proceeding, including any accruals recorded in connection therewith, may not accurately forecast the ultimate outcome of the legal proceeding. We could, from time to time in the future, be required to pay significant amounts as a result of settlements or judgments in legal proceedings, potentially in excess of accruals, including proceedings where we could be held jointly and severally liable among other defendants. In addition, our current estimates of the potential impact of legal proceedings on our business, results of operations, or financial condition could change from time to time. The resolution of, or increase in accruals for, a legal proceeding in a particular reporting period could adversely affect our business, results of operations, or financial condition for that period.

See Note 17, “Commitments and Contingencies,” to the Consolidated Financial Statements included herein for additional information regarding our legal proceedings.

Concerns about the reliability, safety, or efficacy of our products or their ingredients could result in litigation, regulatory action, reputational damage, product recalls, product reformulations, or product withdrawals, which could adversely affect us.

Concerns about the reliability, safety, or efficacy of our products or their ingredients, whether raised internally or by litigants, regulators, consumer advocacy groups, third-party interest groups or others, and whether or not based on scientific or factual evidence, have resulted, and could in the future result, in governmental investigations, regulatory action (including the shutdown of manufacturing facilities), private claims and lawsuits, recalls, reformulations, significant remediation and related costs, safety alerts, marketing prohibitions, product shortages, declining sales, or reputational damage. We have in the past paid, and we may be required in the future to pay, for losses or injuries purportedly caused by our products. If any of our products, or an ingredient contained in any of our products, is perceived or found to be contaminated or tampered with, or otherwise defective or unsafe, we have needed to, and may in the future need to, recall, reformulate, or withdraw our products, which could result in the adverse effects described above. The availability of and coverage by third-party product liability insurance is uncertain. See “—Risks Related to Our Operations—Insurance coverage, even where available, may not be sufficient to cover losses we may incur.”

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

We have also faced, and could face in the future, concerns about the reliability, safety, or efficacy of the ingredients used in our products. Scrutiny of such ingredients, including scrutiny that originates on digital or social media platforms, may result in an inability to use, or restrictions on the use of, the ingredients or a requirement for remedial action, which could cause us to incur significant additional costs, particularly if we need or otherwise decide to reformulate or withdraw the affected products, or could result in litigation. For example, regulatory agencies globally, including the FDA and the European Medicines Agency, have issued guidance on assessing and controlling nitrosamine impurities in medicine products. We are continuing to undertake a review of our product portfolio in accordance with such regulatory guidance to assess any appropriate remedial action. The Company’s subsidiary Johnson & Johnson Inc. (Canadian affiliate), now known as Kenvue Canada Inc. (“JJI”), previously sold OTC Zantac (ranitidine) products in Canada. JJI has been named as a defendant, along with other manufacturers, in two proposed class actions in Canada alleging that Zantac and other OTC medications that contain ranitidine may degrade and result in unsafe levels of NDMA (N-nitrosodimethylamine) and can cause or have caused various cancers in patients using the products. JJI has also been named as a defendant, along with other manufacturers, in various personal injury actions in Canada related to Zantac products. Though we may have rights to indemnification from third parties for certain liabilities relating to these claims, it is not possible, at this stage, to assess reliably the outcome of these lawsuits or the potential financial impact on the Company. J&J has also received demands for indemnification for legal claims related to OTC Zantac products sold by third parties in the United States.

In addition, our affiliate Johnson & Johnson Consumer Inc., now known as Kenvue Brands LLC (“New JJCI”), has been named in cases, including one brought in October 2025 by the Attorney General of the State of Texas, alleging that exposure to Tylenol®, an acetaminophen product, is associated with the development of autism spectrum disorder and attention-deficit/hyperactivity disorder in children. In September 2025, officials in the U.S. federal government made similar allegations, and the FDA also stated it initiated the process for a label change for acetaminophen and issued a notice to physicians. A third party, Informed Consent Action Network, filed a citizen petition in September 2025 regarding safety-related labeling changes for the use of over-the-counter acetaminophen-containing drug products during pregnancy. Our subsidiary, Kenvue Brands LLC, submitted its response to the citizen petition in October 2025, requesting that the FDA deny the petition. In November 2025, a second citizen petition was filed by a third party, the Americans for Scientific Integrity, requesting the FDA update the labeling of OTC acetaminophen-containing drug products to reflect a potential risk of neurodevelopmental harm, including autism spectrum disorder, from exposure during early childhood. The foregoing actions may depress sales of products containing acetaminophen and could result in an increased risk of future litigation containing similar claims.

Furthermore, in September 2023, the Nonprescription Drugs Advisory Committee (the “NDAC”) of the FDA met to discuss new data on the effectiveness of orally administered phenylephrine (“PE”) and concluded that the current scientific data do not support that the recommended dosage of orally administered PE is effective as a nasal decongestant. Neither the FDA nor the NDAC raised concerns about safety issues with use of oral PE at the recommended dose. In November 2024, the FDA issued a proposed order to remove the ingredient from the OTC monograph. The public comment period for the proposed order ended in May 2025, and if, after considering these public comments, the FDA concludes that oral PE is not effective as a nasal decongestant, we expect the FDA will issue a final order removing oral PE from the OTC monograph and provide manufacturers an appropriate transition time to either reformulate OTC products containing oral PE or remove such products from the market. We are awaiting issuance of a final order from the FDA. Beginning in September 2023, following the NDAC vote, putative class actions and shareholder derivative complaints were filed against the Company and its affiliates, along with other third-party sellers and manufacturers of PE-containing products, asserting various causes of action including violation of consumer protection statutes, negligence, unjust enrichment, and violation of federal securities laws. See Note 17, “Commitments and Contingencies,” to the Consolidated Financial Statements included herein for additional information regarding litigation related to Zantac, acetaminophen, and PE.

Concerns about the reliability, safety or efficacy of the ingredients used in our products could also discourage customers and consumers from carrying, purchasing, or using our products. For example, subsequent to the September 2023 NDAC meeting, certain retailers announced they would no longer sell certain oral cough and cold products that contain PE as the only active ingredient, and it is possible other retailers will make similar decisions, which could adversely affect our business, results of operations, or financial condition.

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

In October 2021, Old JJCI implemented a corporate restructuring, as a result of which LTL Management LLC (“LTL”), a subsidiary of J&J, was established through a demerger procedure and assumed sole responsibility for all liabilities of Old JJCI related in any way to injury or damage, or alleged injury or damage, sustained or incurred in the purchase or use of, or exposure to, talc, including talc contained in any product sold in the United States or Canada, or to the risk of, or responsibility for, any such damage or injury, including such liabilities based on the contamination, or alleged contamination, of talc, including talc contained in any product sold in the United States and Canada, with asbestos or any other material (the “Talc-Related Liabilities”). Pursuant to the Separation Agreement, J&J has retained the Talc-Related Liabilities and, as a result, has agreed to indemnify us for the Talc-Related Liabilities and any costs associated with resolving such claims. Such claims represent the vast majority of claims relating to harm arising out of, based upon or resulting from, directly or indirectly, the presence of or exposure to talc or talc-containing products. However, we remain responsible for all liabilities on account of or relating to harm arising out of, based upon or resulting from, directly or indirectly, the presence of or exposure to talc or talc-containing products sold outside the United States or Canada. LTL remained a subsidiary of J&J (and not Kenvue) following the Separation. We cannot predict with certainty the amount or timing of Talc-Related Liabilities that LTL or J&J will be required to pay.

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

Furthermore, we have been, and may continue to be, subject to claims arising out of the sale of talc-based products that do not constitute Talc-Related Liabilities, such as claims relating to the sale of talc-based Johnson’s® Baby Powder outside the United States or Canada. We are currently subject to such claims outside of the United States and Canada, including claims in the United Kingdom, and as such, we cannot reasonably estimate any probable loss relating to such claims. While we believe we have substantial defenses to these claims, it is not feasible to predict the ultimate outcome of these litigations. Although the sale of talc-based Johnson’s® Baby Powder has been discontinued globally, we may be subject to additional claims related to the sale of talc-based Johnson’s® Baby Powder outside of the United States and Canada, including potential governmental inquiries, investigations, claims, and consumer protection cases. To the extent any such additional claims, whether currently pending or made in the future, do not constitute Talc-Related Liabilities, any related liabilities would not be covered by J&J’s indemnification obligations under the Separation Agreement. As a result, it is possible that these additional claims could adversely affect our business, results of operations, or financial condition. See Note 17, “Commitments and Contingencies,” to the Consolidated Financial Statements included herein for additional information regarding litigation related to talc-based products.

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

A breach of privacy laws or unauthorized access, loss, or misuse of personal data could adversely affect us.

We are subject to increasingly complex and changing privacy and data protection laws and regulations in the United States and around the world that impose broad compliance obligations on the collection, transmission, dissemination, use, privacy, confidentiality, security, retention, availability, integrity, and other processing of health-related and other sensitive and personal information. These laws and regulations could expose us to significant risks due to our digital strategy. See “—Risks Related to Our Business and Industry—We face challenges implementing our digital strategy, which could adversely affect us.” Failure to comply with these laws and regulations, which may conflict with one another and evolve in the future, could result in substantial fines, penalties, private rights of action, claims, and damage to our reputation.

These laws and regulations include the California Consumer Privacy Act (as modified by the California Privacy Rights Act), the EU GDPR, the U.K. GDPR, and China’s PIPL. We are also subject to federal health information privacy laws, such as the Health Insurance Portability and Accountability Act, and consumer protection laws, such as the Controlling the Assault of Non-Solicited Pornography and Marketing Act (the “CAN-SPAM Act”), which further impose requirements for the collection, use, storage, access, transfer, and protection of health-related and other sensitive and personal information. In the United States, we are subject to an expanding framework of state laws and regulations governing the collection and use of biometric information, such as fingerprints and facial biometric templates. These laws include, among others, the Illinois Biometric Information Privacy Act. In addition, all 50 states have enacted data breach notification laws that, under certain circumstances, require businesses to notify affected consumers when their personal information has been accessed or acquired as a result of a data breach. In some cases, these laws also require notification to applicable regulatory authorities. These laws are changing rapidly and there is also discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may become subject if it is enacted, which may require additional investment of resources in compliance programs and other operational costs. Additional privacy and data protection laws and regulations are being developed around the world, including in other jurisdictions in which we operate, and privacy enforcement by governmental authorities globally, particularly on data localization requirements and international data flows, has increased in recent years.

Compliance with these new and changing laws has impacted, and may in the future impact, our business strategies, and unforeseen changes to privacy laws may affect our ability to tailor and personalize our products and services to meet our strategic goals or consumer expectations, which could adversely affect our business, results of operations, or financial condition. In addition, certain privacy and data protection laws may apply to us indirectly through our customers, manufacturers, suppliers, or other third-party partners. For example, non-compliance with applicable laws or regulations by a third-party partner that is processing personal data on our behalf may be deemed non-compliance by us or a failure by us to conduct proper due diligence on the third party. See “—Risks Related to Our Operations—We rely on third parties in many aspects of our business, including to manufacture certain of our products, which exposes us to additional risks that could adversely affect us.” In addition, in the ordinary course of business, we may be subject to claims, lawsuits, or regulatory or governmental investigations or inquiries relating to our data privacy practices, including claims or lawsuits from third parties alleging that we have breached applicable data privacy laws or otherwise violated their privacy rights. See “—We are, and could become, subject to significant legal proceedings and governmental or regulatory investigations that may result in significant expenses, fines, and reputational damage.”

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

We have extensive operations and business activity outside the United States, which exposes us to a variety of complex laws and regulations in the United States and around the world. These include anti-corruption laws and regulations, such as the FCPA, the U.K. Bribery Act 2010, and Chinese anti-corruption laws, that are aimed at preventing and penalizing corrupt behavior. Although our policies and procedures require and facilitate compliance with these laws and regulations, our employees, contractors, and agents may take actions in violation of applicable laws or regulations or our policies. Any such violation or alleged violation could result in criminal or civil sanctions, reputational damage, or other substantial costs and penalties, any of which could adversely affect our business, results of operations, or financial condition.

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

Laws and regulations related to environmental, health, and safety matters have become, and are likely to continue to become, more stringent over time. Compliance with existing or future requirements could require us to incur significant operating or capital expenditures or result in significant restrictions on our operations, including installing pollution control equipment or reformulating or ceasing the marketing of certain products. We also are subject to extensive and evolving regulations regarding the manufacturing, processing, distribution, importing, exporting, registration, and labeling of our products and their raw materials. This includes the REACH regulations, which came into effect in the EU in 2007, with implementation rolling out over time, and includes certain chemical evaluation and registration requirements and potential restrictions. Since the promulgation of REACH, other jurisdictions have enacted or are in the process of implementing similar comprehensive chemical regulations. Additionally, many jurisdictions have begun to adopt a wide variety of extended producer responsibility (“EPR”) laws. EPR laws impose obligations on product manufacturers to minimize the environmental impacts of products and packaging throughout their lifecycle, particularly post-consumer use. These and other laws and regulations, as well as responding to related consumer and customer expectations, may require us to redesign or change certain aspects of our products and could adversely affect our business, results of operations, or financial condition.

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

We conduct business and file tax returns in numerous jurisdictions and are subject to regular reviews, examinations, and audits by many tax authorities around the world. These reviews, examinations, and audits can cover periods for several years prior to the date the review, examination or audit is undertaken and could result in the imposition of material tax liabilities, including interest and penalties, if our positions are not accepted by the applicable tax authority. In connection with various government initiatives, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in other jurisdictions. We regularly assess the likely outcomes of our tax audits and disputes to determine the appropriateness of our tax reserves. However, any tax authority could take a position on tax treatment that is contrary to our expectations, which could result in tax liabilities, including interest and penalties, in excess of reserves. In addition to the foregoing exposures which relate to our business, we will continue to have joint and several liability with J&J with respect to certain J&J group tax returns of which we were a part. For more information, see Note 12, “Relationship with J&J,” to the Consolidated Financial Statements included herein and our 2025 Proxy Statement.

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
•rising geopolitical trade tensions impacting our key markets, including but not limited to tensions in the United States, China, Western Europe, and Latin America;
•evolving national security strategies in key markets that link supply chains to national security goals; and
•other geopolitical events.

Furthermore, new trade actions, including the imposition of new or increased tariffs on various products, have introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the United States and other countries. New or increased tariffs as well as import/export licensing requirements and restrictions have subjected, and may continue to subject, us to added costs and expenditure of resources. Increasing global trade tensions and any emerging nationalist trends in specific countries, as well as ongoing trade negotiations, could alter the trade environment and consumer purchasing behavior, which could adversely affect our business, results of operations, or financial condition.

In an effort to minimize the impact of foreign currency rate movements, we engage in a combination of selling price increases, sourcing strategies, cost-containment measures, and selective hedging of foreign currency transactions, where permitted. We cannot guarantee that foreign currency exchange rates will be stable in the future or that foreign currency risk can be mitigated with these risk management strategies.

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

For additional information regarding goodwill and other intangible assets, including our assessment of the long-term outlook for the Skin Health and Beauty business, see Note 4, “Intangible Assets and Goodwill,” to the Consolidated Financial Statements included herein.

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
•Our historical financial results reflect the direct and indirect costs for the services historically provided by J&J to us. Following the completion of the Kenvue IPO, J&J provided some of these services to us on a transitional basis pursuant to the Transition Agreements. For more information, see Note 12, “Relationship with J&J,” to the Consolidated Financial Statements included herein and our 2025 Proxy Statement. Our historical financial information does not reflect our obligations under the various transitional agreements we have entered into with J&J in connection with the Separation.

Our working capital requirements and capital expenditures were satisfied as part of J&J’s corporate-wide cash management and centralized funding programs prior to the Consumer Health Business Transfer, and our cost of debt and other capital may differ significantly from the historical amounts reflected in our historical financial statements.

Prior to the Kenvue IPO, our business was integrated with the other businesses of J&J, and we benefited from J&J’s size and scale, including with respect to costs, employees, and relationships with customers and third-party partners. Although we have entered into transitional agreements with J&J in connection with the Separation, these arrangements may not fully capture certain benefits that we enjoyed as a result of being integrated with J&J, and the costs we incur as an independent, publicly traded company may significantly exceed comparable costs we would have incurred as part of J&J.

For additional information about the past financial performance of our business and the basis of presentation of the Consolidated Financial Statements of our business included herein, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Description of the Company and Summary of Significant Accounting Policies—Basis of Presentation,” to the Consolidated Financial Statements included herein.

We may not achieve some or all of the expected benefits of the Separation, and the Separation could adversely affect us.

We may not be able to achieve the full strategic and financial benefits expected to result from the Separation, or the benefits may be delayed or not occur at all. We expect that the Separation will improve our strategic and operational flexibility, increase the focus of our management team on our business operations, allow us to adopt the capital structure, investment policy, and dividend policy best suited to our financial profile and business needs, provide us with our own equity to facilitate acquisitions, and enable potential investors to invest directly in our business. While we have seen the benefits in a number of these areas already, others have yet to be fully recognized.

We may not achieve full value from these and other anticipated benefits of the Separation for a variety of reasons, including:

•the Separation will continue to require management’s time and effort, which may divert management’s attention from operating and growing our business;
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

Our continued use of legacy J&J branding could adversely affect our reputation. In connection with the Separation, J&J has transferred ownership of the intellectual property rights related to the “Johnson’s®” brand to us, unless prohibited by law in a particular jurisdiction. We continue to use the “Johnson’s®” brand even following the completion of the Kenvue IPO. Furthermore, pursuant to the Trademark Phase-Out License Agreement, J&J has granted to us a worldwide license to use certain intellectual property rights retained by J&J that we used in the conduct of our business prior to the Separation, including the “Johnson & Johnson” name and signature and other legacy J&J branding. The integrity and strength of legacy J&J branding depends in large part on the efforts and businesses of J&J and how the brand is used, promoted, and protected by J&J, which is outside of our control. Deterioration of these brands could adversely affect our reputation. For additional information about these licenses, see our 2025 Proxy Statement.

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

We have incurred and continue to incur charges in connection with the Separation and incremental costs as an independent, publicly traded company.

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

Following the completion of the Kenvue IPO, J&J provided us with services related to historically shared functions pursuant to the Transition Services Agreement. These services included those categorized as direct and indirect costs in the preceding paragraph and as such, cost allocations for these functions are no longer included in the Consolidated Financial Statements for dates following the completion of the Kenvue IPO. Information presented in the Consolidated Financial Statements for dates subsequent to the Kenvue IPO includes the cost incurred by Kenvue in association with services provided by J&J under the Transition Services Agreement.

The transfer of certain assets and liabilities from J&J to us contemplated by the Separation has not been completed and may be significantly delayed or not occur at all.

Pursuant to the Separation Agreement, in order to ensure compliance with applicable law, to obtain necessary governmental approvals and other consents, and for other business reasons, we and J&J have deferred certain transfers of assets and assumptions of liabilities of businesses in certain non-U.S. jurisdictions. In particular, certain of the assets and liabilities of our operations in China were not transferred to us prior to the end of fiscal year 2025. For more information on the Separation Agreement, see Note 12, “Relationship with J&J,” to the Consolidated Financial Statements included herein and our 2025 Proxy Statement.

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

The Separation Agreement provides for the transfer of certain contracts, permits, licenses, and other assets and rights, in whole or in part, from J&J to us in connection with the Separation. We have completed the transfer of many, but not all, of these contracts, permits, licenses, and other assets and rights and the remainder which have not been transferred may require consents or approvals of, or provide other rights to, third parties or governmental authorities. In addition, in some circumstances, we and J&J are joint beneficiaries of contracts, and we and J&J may need to obtain the consents of third parties in order to split or separate certain remaining contracts or the relevant portion of the remaining contracts between us and J&J.

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

J&J is providing us with certain manufacturing services pursuant to the Transition Manufacturing Agreement for a transitional period following the completion of the Kenvue IPO. These services consist of supplying us with specified products, or components thereof, including Motrin®, Tylenol®, Zyrtec®, and other OTC products, for terms of varying duration following the Separation. J&J is also providing us with services related to certain historically shared functions pursuant to the Transition Services Agreement for a transitional period following the completion of the Kenvue IPO. These services, which include certain quality and regulatory services, will be provided for terms of varying duration following the Separation.

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

The services that J&J is providing to us pursuant to the Transition Agreements are transitional in nature. Upon the expiration of the term for each product subject to the Transition Manufacturing Agreement, we will be required to transition the manufacturing operations for such product to our own internal organization or to obtain alternative third-party sources to provide these services. Transitioning these manufacturing operations from J&J to us or one or more third parties will be a complex, time-consuming, and costly process, and could increase the risk of manufacturing defects or quality control issues. We are also in the process of creating our own, or engaging alternative third-party sources to provide, services to replicate or replace many of the services that J&J currently provides to us under the Transition Services Agreement. However, we may not be able to successfully replicate or replace these services or obtain the services at the same or better quality, at the same or lower costs or otherwise on the same or more favorable terms and conditions from third parties.

Furthermore, to the extent we decide to engage one or more third parties to provide these services to us in the future, we could encounter additional risks associated with reliance on third parties. See “—Risks Related to Our Operations—We rely on third parties in many aspects of our business, including to manufacture certain of our products, which exposes us to additional risks that could adversely affect us.” If we do not have our own services or manufacturing operations, or comparable agreements with alternative third-party sources, in place when the Transition Agreements expire, our business, results of operations, or financial condition could be adversely affected, including in the manner described in the preceding paragraph.

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

The agreements we have entered into with J&J in connection with the Separation, including the Separation Agreement, the Tax Matters Agreement (each as defined in Note 12, “Relationship with J&J,” to the Consolidated Financial Statements included herein), the Transition Agreements, an employee matters agreement, an intellectual property agreement, a trademark agreement, a reverse transition services agreement, and a data transfer and sharing agreement, were prepared in the context of the Separation while we were still part of J&J. Accordingly, during the period in which these agreements were prepared, we did not have a separate or independent board of directors or a management team that was separate from or independent of J&J. The terms of these agreements, including the fees charged for services provided under these agreements, were primarily determined by J&J and, as a result, may not necessarily reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties or from arm’s-length negotiations between J&J and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction.

Risks Related to Ownership of Our Common Stock

The stock price of our common stock may fluctuate significantly, and you could lose all or part of your investment in our common stock as a result.

We cannot predict the prices at which shares of our common stock may trade.

The market price of shares of our common stock may be highly volatile and fluctuate significantly due to a number of factors, some of which may be beyond our control, including the market’s reaction to announcement of the Proposed Transaction and any impacts on the price of our common stock caused by changes in the price of K-C common stock.

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

If we are unable to maintain effective internal control over financial reporting in the future, investors could lose confidence in the accuracy and completeness of our financial reports and the market price of shares of our common stock could be adversely affected.

As an independent, publicly traded company, we are required to maintain internal control over financial reporting, to report any material weaknesses in our internal control, and to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Our independent registered public accounting firm is also required to express an opinion as to the effectiveness of our internal control over financial reporting.

The process of designing and testing the internal control over financial reporting required to comply with this obligation is complex, time-consuming, and costly. Because of its inherent limitations, any system of internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our financial reports and the market price of shares of our common stock could be adversely affected. We could also become subject to investigations by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

Our financing arrangements include the Senior Notes, the commercial paper program, the Revolving Credit Facility, and finance lease liabilities (each as described in Note 5, “Borrowings,” to the Consolidated Financial Statements included herein). Some of the debt obligations under these financing arrangements will mature in the near future, and we may not be able to refinance these debt obligations on similar terms or at all depending on market conditions. In addition, we may incur additional indebtedness in the future. This indebtedness could have important, adverse consequences to us and our investors, including:

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

We are a holding company with limited direct business operations. Our subsidiaries own substantially all of our assets and conduct substantially all of our operations. Dividends from our subsidiaries and permitted payments to us under arrangements with our subsidiaries are our principal sources of cash to meet our obligations. These obligations include interest and principal on current and any future borrowings. Our subsidiaries, including certain subsidiaries organized outside the United States, may not be able to, or may not be permitted to, pay dividends or make distributions to enable us to meet our obligations. Each subsidiary is a distinct legal entity and, under certain circumstances, legal, tax, and contractual restrictions may limit our ability to obtain cash from our subsidiaries. If the cash we receive from our subsidiaries pursuant to dividends and other arrangements is insufficient to fund any of our obligations, or if a subsidiary is unable to pay future dividends or distributions to us to meet our obligations, we may be required to raise cash through, among other things, the incurrence of debt (including convertible or exchangeable debt), the sale of assets, or the issuance of equity. Our liquidity and capital position are highly dependent on the performance of our subsidiaries and their ability to pay future dividends and distributions to us as anticipated. The evaluation of future dividend sources and our overall liquidity plans are subject to a variety of factors, including current and future market conditions, which are subject to change. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could adversely affect our business, results of operations, or financial condition and our ability to satisfy our obligations under our indebtedness or pay dividends on our common stock.

We cannot guarantee the payment of dividends on our common stock, or the timing or amount of any such dividends.

Although we currently intend to continue paying a quarterly cash dividend to holders of our common stock, we have no obligation to do so, and our dividend policy may change at any time at the discretion of our Board without notice to our shareholders. Our Board’s decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in the agreements governing our indebtedness and the Proposed Transaction, general economic business conditions, industry practice, legal requirements, and other factors that our Board may deem relevant. Moreover, litigants with claims against us have tried, and may in the future try, to enjoin our ability to pay dividends, such as when the Attorney General of Texas sought to block the payment of Kenvue’s regular quarterly dividend in November 2025 in a lawsuit against us and our subsidiary Kenvue Brands LLC regarding the safety of our products containing acetaminophen. Our ability to pay dividends will also depend on our ongoing ability to generate cash flow from operations and our access to the capital markets. We cannot assure you that we will pay our anticipated dividend in the same amount or frequency, or at all, in the future.

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

Our amended and restated Certificate of Incorporation provides exclusive forum provisions, which could limit our shareholders’ abilities to obtain a favorable judicial forum and may impose additional costs on shareholders in pursuing certain claims against us and discourage lawsuits with respect to such claims.

Our amended and restated certificate of incorporation provides, in all cases to the fullest extent permitted by law, that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery located within the State of Delaware (or, if such court does not have jurisdiction, the U.S. District Court for the District of Delaware) will be the sole and exclusive forum for 1) any derivative action or proceeding brought on our behalf, 2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees, or shareholders to us or our shareholders, 3) any action asserting a claim arising pursuant to any provision of our amended and restated certificate of incorporation or our amended and restated bylaws, 4) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”) or as to which the DGCL confers jurisdiction on the Court of Chancery located within the State of Delaware, or 5) any action asserting a claim governed by the internal affairs doctrine.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

Our process for assessing, identifying, and managing material risks from cybersecurity threats is integrated into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. Our cybersecurity organization continually evaluates and addresses cybersecurity risk in alignment with our business objectives to address the evolving regulatory landscape and emerging risks, including those resulting from geopolitical shifts and technological innovations such as the growth of cloud technologies and artificial intelligence. We maintain a formal cybersecurity training program, including annual training for all Kenvuers, covering, among other topics, phishing, email security, and data privacy. We employ automation, and we also engage our internal audit function and a range of external consultants and other expert third parties in connection with the evaluation and management of cybersecurity risk and the maturation of our cybersecurity program.

Our cybersecurity organization assesses, monitors, and manages cybersecurity risk through technical, physical, and administrative controls, including implementing cybersecurity policies, procedures, and strategies, with the ultimate goal of preventing cybersecurity incidents to the extent feasible, while increasing our system resilience in an effort to minimize business impact should an incident occur. The underlying controls of the cybersecurity risk management program are based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology Cybersecurity Framework. In addition, we maintain a Data Incident Response Program, which is designed to identify, assess, manage, and report significant data incidents, including those reasonably likely to affect our business strategy, results of operations, or financial condition. In the event of a cybersecurity incident, our cybersecurity team assesses, among other factors, safety impact, supply chain and manufacturing disruption, data and personal information loss, business operations disruption, projected cost, and potential for reputational harm, with support from external technical and legal advisors and law enforcement, as appropriate. The Data Incident Response Program outlines the steps to be followed from incident detection to mitigation, recovery, and notification, including notifying functional areas, senior management, and the Company’s Disclosure Committee or a sub-committee thereof as appropriate. The Disclosure Committee or a sub-committee thereof will consider the materiality of an incident elevated by the Data Incident Response Program, inform our Board and other key stakeholders as appropriate, and determine the Company’s reporting obligation on a timely basis. Our organization tests and monitors these processes, including through table-top exercise testing with senior leaders. Finally, in 2025 we matured our cybersecurity risk governance through the addition of an artificial intelligence governance program to pay particular attention to the evolving risks associated with these emerging technologies. This governance program enables oversight by our cybersecurity, privacy, legal, and data organizations to facilitate compliant and safe leverage of the competitive benefits of artificial intelligence.

We rely heavily on our supply chain to deliver our products to our customers and consumers, and a cybersecurity incident at a supplier or partner could materially impact us. As such, we have processes in place to oversee and identify risks from cybersecurity threats associated with suppliers and our use of third-party service providers, including through our Supplier Cyber Risk Assessment process, which assesses third-party cybersecurity controls through a combination of risk assessment questionnaires, commercially available risk data, and proprietary algorithms. We also include security and privacy addendums to our contracts where applicable. We require that our suppliers and partners report cybersecurity incidents to us so that we can assess the impact of such an incident on us and have dedicated processes to respond to cybersecurity incidents at third parties.

Risks from cybersecurity threats did not materially affect our results of operations or financial condition during the fiscal twelve months ended December 28, 2025.

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

Item 2. Properties

We own, lease, or otherwise have rights to use sites that are comprised of administration, research and development, manufacturing, warehousing, distribution, and other properties, as well as the global and North America corporate headquarters campus (discussed below). As of December 28, 2025, we own, lease, or otherwise have rights to use approximately 120 sites, consisting of approximately 33 sites that we own and approximately 87 sites that we lease or otherwise have rights to use. We have approximately 11 sites located in nine different states of the United States. In addition, we have approximately 109 sites located in 58 other countries and territories around the world, including in EMEA, APAC, LATAM, and other areas of North America. Many of these sites serve more than one of our reportable business segments and multiple functions across our business.

We are also party to various agreements with J&J relating to real estate matters, which include leasing and subleasing arrangements between us and J&J with respect to our properties and J&J’s properties.

On April 20, 2023, we entered into a long-term lease for a newly renovated global and North America corporate headquarters building and a newly constructed research and development building in Summit, New Jersey (the “Global and North America Headquarters Lease”). In March 2025, we began operating out of the new global and North America corporate headquarters. The relocation to our new campus from multiple U.S.-based locations will continue through 2026 when the new research and development building is expected to be complete. On February 21, 2024, we listed our former corporate headquarters in Skillman, New Jersey, for sale. During the fiscal three months ended December 28, 2025, we completed the sale of the Skillman, New Jersey, facility.

We consider the sites that we use in our business to be suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative sites. We are committed to maintaining all of these sites in good operating condition.

Item 3. Legal Proceedings

The information required by this item is incorporated herein by reference to Note 17, “Commitments and Contingencies,” to the Consolidated Financial Statements included herein.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were no sales of equity securities by the Company during the fiscal twelve months ended December 28, 2025.

Market Information and Holders

Our common stock trades on the NYSE under the symbol “KVUE.” As of February 13, 2026, there were 1,916,732,090 shares of common stock outstanding, with 2,817 shareholders of record.

Dividends

Quarterly dividends have been paid to our shareholders since the Kenvue IPO. A summary of cash dividends per share on the outstanding Kenvue common stock declared to shareholders by our Board and paid during the fiscal twelve months ended December 28, 2025 is presented below:

Declaration Date	Record Date	Payment Date	Per Share Amount
January 16, 2025	February 12, 2025	February 26, 2025	$0.205
April 16, 2025	May 14, 2025	May 28, 2025	$0.205
July 30, 2025	August 13, 2025	August 27, 2025	$0.2075
October 29, 2025	November 12, 2025	November 26, 2025	$0.2075

On January 28, 2026, we announced that our Board declared a dividend of $0.2075 per share on our common stock. The dividend is payable on February 25, 2026 to shareholders of record as of the close of business on February 11, 2026.

We expect to continue to pay cash dividends on a quarterly basis. However, the declaration of dividends is subject to the discretion of our Board.

Securities Authorized for Issuance Under Equity Compensation Plans

For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock Performance Graph

The following graph compares cumulative total shareholder return on our common stock against cumulative total return on the Standard & Poor’s (“S&P”) 500 Stock Index and the S&P’s Consumer Staples Stock Index from May 4, 2023 (the first day our common stock began trading on the NYSE) through December 28, 2025. The graph assumes that $100 was invested on May 4, 2023 in each of the Company’s common stock, the S&P’s 500 Stock Index, and the S&P’s Consumer Staples Sector and that all dividends were reinvested.

Company/Stock Index	May 4, 2023	December 31, 2023	December 29, 2024	December 28, 2025
Kenvue Inc.	$100.00	$81.61	$84.79	$70.42
S&P 500 Stock Index	$100.00	$118.74	$150.69	$177.13
S&P 500 Consumer Staples Stock Index	$100.00	$97.45	$113.13	$117.05

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fiscal three months ended October 1, 2023, our Board authorized a share repurchase program, under which we are authorized to repurchase up to 27,000,000 shares of our outstanding common stock in open market or privately negotiated transactions. The program has no expiration date and may be suspended or discontinued at any time. The intent of this repurchase program is to offset dilution from the vesting or exercise of equity-based awards under the Kenvue 2023 Plan (as defined in Note 11, “Stock-Based Compensation,” to the Consolidated Financial Statements included herein). On November 2, 2025, we entered into the Merger Agreement pursuant to which K-C will acquire all of the outstanding shares of the Company for a combination of stock and cash in a series of transactions, as described in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Proposed Transaction with Kimberly-Clark,” to the Consolidated Financial Statements included herein. In accordance with the terms of the Merger Agreement, and subject to the exceptions therein, we are not permitted to repurchase, redeem, or otherwise acquire any of our equity interests without the prior written consent of K-C. No shares have been repurchased subsequent to the execution of the Merger Agreement.

The following table represents our purchases of common stock during the fiscal three months ended December 28, 2025:

(Shares in Thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
September 29, 2025 – October 26, 2025	—	$—	—	6,613
October 27, 2025 – November 23, 2025	—	$—	—	6,613
November 24, 2025 – December 28, 2025	—	$—	—	6,613
Total number of shares purchased	—

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Company Overview

At Kenvue, our purpose is to realize the extraordinary power of everyday care. As a global leader at the intersection of healthcare and consumer goods, we are the world’s largest pure-play consumer health company by revenue with $15.1 billion in Net sales in the fiscal year 2025. By combining the power of science with meaningful consumer insights and our digital strategy, we empower consumers to live healthier lives every day. Built on more than a century of heritage and trusted by generations, our differentiated portfolio of iconic brands—including Aveeno®, BAND-AID® Brand, Johnson’s®, Listerine®, Neutrogena®, Nicorette®, Tylenol®, and Zyrtec®—is backed by science and recommended by healthcare professionals, which further reinforces our consumers’ connections to our brands.

Our portfolio includes Self Care, Skin Health and Beauty, and Essential Health products, allowing us to connect with consumers globally in their daily rituals and the moments that matter most.

Our global scale and the breadth of our brand portfolio are complemented by our well-developed capabilities and accelerated through our digital strategy, allowing us to dynamically capitalize on and respond to current trends impacting our categories and geographic markets.

With a sole focus on consumer health, our marketing organization operates efficiently by leveraging our precision marketing, e-commerce, and broader digital capabilities to develop unique consumer insights and further enhance the relevance of our brands. Similarly, our research and development organization combines these consumer insights with deep, multi-disciplinary scientific expertise, and active engagement with healthcare professionals, to drive innovative new products, solutions, and experiences centered around consumer health.

Our Business Segments

We operate our business through the following three reportable business segments:

•Self Care. Our Self Care product categories include: Cough, Cold, and Allergy; Pain Care; and Other Self Care (Digestive Health, Smoking Cessation, Eye Care, and Other). Major brands in the segment include Benadryl®, Calpol®, Motrin®, Nicorette®, Rhinocort®, Tylenol®, Zarbee’s®, and Zyrtec®.
•Skin Health and Beauty. Our Skin Health and Beauty product categories include: Face and Body Care; and Hair, Sun, and Other. Major brands in the segment include Aveeno®, Dr.Ci:Labo®, Le Petit Marseillais®, Lubriderm®, Neutrogena®, OGX®, and Rogaine®.
•Essential Health. Our Essential Health product categories include: Oral Care; Baby Care; and Other Essential Health (Women’s Health, Wound Care, and Other). Major brands in the segment include BAND-AID® Brand, Carefree®, Desitin®, Johnson’s®, Listerine®, o.b.® tampons, and Stayfree®.

For additional information about our three reportable business segments, see Note 18, “Segments of Business and Geographic Areas,” to the Consolidated Financial Statements included herein.

Separation from J&J

In November 2021, J&J, our former parent company, announced its intention to separate its Consumer Health segment into an independent publicly traded company. Kenvue was incorporated in Delaware in February 2022, as a wholly owned subsidiary of J&J, to serve as the ultimate parent company of J&J’s Consumer Health Business. In April 2023, J&J completed the transfer of substantially all of the assets and liabilities of the Consumer Health Business to us and our subsidiaries. In May 2023, we completed an initial public offering and began trading on the NYSE under the ticker symbol “KVUE.” In July 2023, J&J announced an exchange offer under which its shareholders could exchange shares of J&J common stock for shares of our common stock owned by J&J. In August 2023, J&J completed the Exchange Offer, completing the Separation and our transition to being a fully independent public company. In May 2024, J&J completed an additional exchange offer through which J&J exchanged indebtedness of J&J for shares of our common stock owned by J&J. Following the completion of the Debt-for-Equity Exchange, J&J did not own any shares of our common stock.

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

On February 21, 2024, we listed our former corporate headquarters in Skillman, New Jersey, for sale, which met the criteria to be classified as held for sale at that date. For the fiscal three months ended March 31, 2024, an impairment charge of $68 million was recorded on the held for sale asset associated with the former corporate headquarters in Skillman. During the fiscal three months ended December 28, 2025, we completed the sale of the Skillman, New Jersey, facility and recognized a gain of $17 million. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Impairment of Long-Lived Assets—Assets Held for Sale,” to the Consolidated Financial Statements included herein for more information.

Recent Developments

Restructuring

See Note 20, “Subsequent Events,” to the Consolidated Financial Statements included herein for information about our restructuring initiative approved by our Board on February 17, 2026.

Strategic Review and Proposed Transaction with K-C

In July 2025, we announced that our Board had previously initiated a comprehensive review of strategic alternatives and has established a strategic review committee (the “Strategic Review Committee”) to oversee the ongoing process, which was discontinued effective February 18, 2026. On November 2, 2025, following our Board’s review of strategic alternatives, our Board unanimously approved the execution of the Merger Agreement pursuant to which K-C will acquire all of the outstanding shares of the Company for a combination of stock and cash in a series of transactions, as described in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Proposed Transaction with Kimberly-Clark,” to the Consolidated Financial Statements included herein. Pursuant to the terms and subject to the conditions of the Merger Agreement, Company shareholders will receive the Merger Consideration consisting of 1) 0.14625 shares of K-C common stock and 2) $3.50 in cash for each share of the Company they own. Upon completion of the Proposed Transaction, current K-C shareholders are expected to own approximately 54%, and current Company shareholders are expected to own approximately 46% of the combined company on a fully diluted basis.

The Merger Agreement contains customary representations, warranties, covenants, and termination rights. The Proposed Transaction is expected to close in the second half of 2026 and is conditioned on the satisfaction or waiver of other customary closing conditions, including the receipt of antitrust clearance in the United States and a number of foreign regulatory approvals. On January 29, 2026, our shareholders approved the adoption of the Merger Agreement and K-C’s shareholders approved the issuance of K-C common stock in connection with the Proposed Transaction, in each case at a special meeting of shareholders held for that purpose. Additionally, the waiting period applicable to the Proposed Transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on February 4, 2026.

We are incurring costs, which primarily consist of expenses incurred in connection with the Proposed Transaction, including advisory fees, legal costs, and other professional service costs (the “Proposed Transaction costs”).

Acetaminophen Regulatory Developments

In September 2025, officials in the U.S. federal government alleged that in utero exposure to acetaminophen (the active ingredient in Tylenol®, an over-the-counter pain medication) may be associated with an increased risk of neurological conditions such as autism spectrum disorder and attention-deficit/hyperactivity disorder in children and cautioned against the use of Tylenol® by pregnant women. The FDA also stated it initiated the process for a label change for acetaminophen and issued a notice to physicians. A third party, Informed Consent Action Network, filed a citizen petition in September 2025 regarding safety-related labeling changes for the use of over-the-counter acetaminophen-containing drug products during pregnancy. Our subsidiary, Kenvue Brands LLC, submitted its response to the citizen petition in October 2025, requesting that the FDA deny the petition. In November 2025, a second citizen petition was filed by a third party, the Americans for Scientific Integrity, requesting the FDA update the labeling of OTC acetaminophen-containing drug products to reflect a potential risk of neurodevelopmental harm, including autism spectrum disorder, from exposure during early childhood. The foregoing actions may depress sales of acetaminophen and could result in an increased risk of future litigation containing similar claims. See Note 17, “Commitments and Contingencies,” to the Consolidated Financial Statements included herein for details regarding certain litigation matters that are currently pending related to acetaminophen.

Goodwill

For the fiscal twelve months ended December 28, 2025, we performed a qualitative assessment on each of our reporting units on the annual test date and concluded that no impairment to goodwill was necessary as it was more likely than not that the estimated fair value of each reporting unit was in excess of its respective carrying value.

In addition to the qualitative assessment performed as of the annual test date for the fiscal twelve months ended December 28, 2025, there was a reassessment of the long-term outlook for the Skin Health and Beauty business during the fiscal three months ended September 28, 2025. The revised outlook aimed to address slower growth in the broader skincare categories, as well as the recent decline in profitability of the Skin Health and Beauty reporting unit. We revised the internal forecasts to reflect the updated outlook. These changes in circumstances were determined to be a triggering event, which resulted in a quantitative interim impairment assessment of the fair value of the Skin Health and Beauty reporting unit. We also elected to perform a quantitative interim impairment assessment for the Self Care and Essential Health reporting units in conjunction with the assessment performed for the Skin Health and Beauty reporting unit.

We estimate the fair value of a reporting unit using a combination of a discounted cash flow model and a market-based approach. The discounted cash flow model relies on assumptions regarding revenue and net income growth rates, projected working capital needs, capital expenditures, and discount rates. Forecasted cash flows are discounted to present value to estimate the fair value. Under the market-based approach, we utilize the guideline public company method and market transaction method. These methods utilize valuation multiples derived from comparable publicly traded companies and relevant industry transactions, which are then applied to the reporting unit’s operating performance metrics. Based on the results of the assessment, the estimated fair value of the Skin Health and Beauty reporting unit exceeded the carrying value by approximately 10%; therefore, no impairment charge was recorded for the fiscal three months ended September 28, 2025. If all other assumptions were held constant, an increase of approximately 100 basis points in the selected discount rate would have resulted in an impairment charge. No impairment to goodwill was necessary for any of the reporting units, as the estimated fair value of each reporting unit exceeded its respective carrying value.

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

Macroeconomic Developments

Macroeconomic developments, including changes in global trade policies, may adversely affect prevailing economic conditions and our business, results of operations, or financial condition. In 2025, the U.S. government issued executive orders imposing tariffs on goods imported into the United States. These actions, as well as retaliatory tariffs imposed by other countries on U.S. exports, are expected to increase supply chain costs in certain geographies and create economic uncertainty for consumers. While the situation is fluid, based on our current analysis of the effects of the tariffs that have been implemented by the United States and retaliatory measures that are in effect as of the reporting date, we estimate gross tariff exposure of approximately

$130 million annualized. We continue to monitor the potential impacts that the increased tariffs and other trade restrictions may have on our business, and we continue to focus on internal mitigating actions to partially offset the impact.

Key Factors Affecting Our Results

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below, in Part I, Item 1A, “Risk Factors,” and the section titled “Cautionary Note Regarding Forward-Looking Statements” included herein.

Our Brands and Product Portfolio

We have a world-class, global portfolio of iconic brands, and for over 135 years, we have been making and investing in products that are trusted by generations of consumers. Our business is balanced and resilient with leading brands across categories and geographic markets. Our brands are widely recognized and represent a combination of global powerhouses and regional brands, many of which hold leading positions in their respective categories. Our brands are built for moments that uniquely matter; these moments of care create an emotional connection to our products, enabling deep bonds between consumers and our brands.

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

Shifting Consumer Preferences

Everyday care has never been a more essential part of the consumer health journey. Globally, preferences and expectations for consumer health products continue to evolve, with a heightened focus on preventative care and science-backed solutions. Consumers are also shifting the paradigm of beauty towards health. Other recent trends that have affected consumer preferences include an aging population, premiumization (where consumers switch their purchases to premium alternatives), a growing middle class in emerging markets, and the rise of digital ecosystems that create new opportunities for personalized health solutions. We expect these trends to continue so that consumers will continue to seek solutions that meet their health goals, creating growth opportunities across our product portfolio.

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

Increased Competition

Our products are sold in a highly competitive global marketplace, which, in recent years, has experienced increased retail trade concentration, the emergence of retail buying alliances, including the consolidation of bargaining strength across multiple partners, the rapid growth of e-commerce, the rise of agentic shopping, and the integration of traditional and digital operations at key customers. One of our customers accounted for approximately 12% of total Net sales in each of the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023. Our top 10 customers represented approximately 41% of total Net sales in each of the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023. As a result of these trends, certain large-format customers have significant bargaining strength and represent a significant portion of our total Net sales.

Sourcing, Manufacturing, and Supply Chain Management

Our ability to meet the needs of our consumers and customers depends on the proper functioning of our manufacturing and supplier operations. Our manufacturing operations require the timely delivery of sufficient amounts of complex, high-quality components and materials. We have built our supply chain network to deploy resources across the globe where they are most needed. We optimize our sourcing, manufacturing, and demand planning capabilities to meet evolving market dynamics. Our extensive distribution network and sales organization enable us to establish strategic partnerships with key suppliers and retailers across multiple markets and channels, where we further leverage our scale to drive flexible manufacturing capacity and supply chain optimization. We believe this approach builds and supports our resilience across economic cycles and allows us to prioritize or expand our geographic focus based on our strategic priorities.

Restructuring

As part of our continued transformation to a fit-for-purpose consumer company, during the fiscal year 2024, we began strategic initiatives intended to enhance organizational efficiencies and better position us for future growth (“Our Vue Forward”). To further Our Vue Forward, on May 6, 2024, our Board approved a multi-year initiative (the “2024 Multi-Year Restructuring Initiative”) to build on our strengths, improve our underlying information technology infrastructure, and optimize our cost structure by rebalancing resources to better position us for future growth. The 2024 Multi-Year Restructuring Initiative primarily includes global workforce reductions, changes in management structure, and the transition to centralized shared-service functions in lower-cost locations. As of the end of fiscal year 2025, we have substantially completed all actions under the 2024 Multi-Year Restructuring Initiative. See Note 19, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Consolidated Financial Statements included herein for further information.

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

Acquisitions and Divestitures

We did not complete any significant acquisitions or divestitures during the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023.

Legal Proceedings

See Note 17, “Commitments and Contingencies,” to the Consolidated Financial Statements included herein for additional information regarding legal proceedings.

Results of Operations

A detailed discussion of the period-over-period changes in the results for the fiscal twelve months ended December 28, 2025 and the fiscal twelve months ended December 29, 2024 is presented below. A detailed discussion of the period-over-period changes in the results for the fiscal twelve months ended December 29, 2024 and the fiscal twelve months ended December 31, 2023 can be found under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the fiscal twelve months ended December 29, 2024 filed on February 24, 2025 with the SEC (the “2024 Annual Report”).

Fiscal Twelve Months Ended December 28, 2025 Compared with Fiscal Twelve Months Ended December 29, 2024

Our results for the fiscal twelve months ended December 28, 2025 and December 29, 2024 were as follows:

	Fiscal Twelve Months Ended		Change In Fiscal Year
	December 28, 2025	December 29, 2024	Change 2024 to 2025
(Dollars in Millions)			Amount	Percent
Net sales	$15,124	$15,455	$(331)	(2.1)%
Cost of sales	6,332	6,496	(164)	(2.5)
Gross profit	8,792	8,959	(167)	(1.9)
Selling, general, and administrative expenses	6,088	6,329	(241)	(3.8)
Restructuring expenses	290	185	105	56.8
Impairment charges	23	578	(555)	(96.0)
Other operating (income) expense, net	(23)	26	(49)	*
Operating income	2,414	1,841	573	31.1
Other expense, net	36	48	(12)	(25.0)
Interest expense, net	379	378	1	0.3
Income before taxes	1,999	1,415	584	41.3
Provision for taxes	529	385	144	37.4
Net income	$1,470	$1,030	$440	42.7%
* Calculation not meaningful.

Net Sales

Net sales were $15.1 billion and $15.5 billion for the fiscal twelve months ended December 28, 2025 and December 29, 2024, respectively, a decrease of $331 million, or 2.1%. Excluding the impact of favorable changes in foreign currency exchange rates of 0.2% and the reduction in Net sales related to divestitures of 0.1%, Organic sales (a non-GAAP financial measure as defined in “Segment Results—Organic Sales Change” below) decreased 2.2% driven by volume-related decreases of 2.3% partially offset by favorable value realization (defined as price, including mix) of 0.1%. Volume-related decreases across segments were impacted by trade inventory reductions driven by retailer inventory management in the United States and changes in shipment timing as compared to the prior fiscal year in China, as well as lower seasonal incidences impacting Allergy Care, pediatric Pain Care, and Cough and Cold. Favorable value realization was driven by new pricing actions, partially offset by strategic price investments, primarily in Skin Health and Beauty. For additional information about the Net sales of our three reportable business segments, see “—Segment Results” below.

The following table presents a reconciliation of the change in U.S. GAAP Net sales to the change in Organic sales for the fiscal twelve months ended December 28, 2025 as compared to the fiscal twelve months ended December 29, 2024:

	Fiscal Twelve Months Ended December 28, 2025 vs. December 29, 2024
	Reported Net Sales Change	Impact of Foreign Currency	Acquisitions and Divestitures	Organic Sales Change
				Total Organic Sales Change	Price/Mix(1)	Volume
Total	(2.1)%	0.2%	(0.1)%	(2.2)%	0.1%	(2.3)%
(1) Also referred to as value realization.

Cost of Sales

Cost of sales were $6.3 billion and $6.5 billion for the fiscal twelve months ended December 28, 2025 and December 29, 2024, respectively, a decrease of $164 million, or 2.5%. Gross profit margin expanded 10 basis points to 58.1% for the fiscal twelve months ended December 28, 2025 as compared to 58.0% for the fiscal twelve months ended December 29, 2024. Changes in Cost of sales were primarily due to volume-related Net sales decreases. Changes in both Cost of sales and gross profit margin were also driven by gains attributable to the realization of benefits associated with our supply chain optimization initiatives, partially offset by net input cost inflation and the impact of tariffs imposed on goods imported into the United States. Changes in both Cost of sales and gross profit margin were also impacted by a reduction in stock-based compensation expense attributable to a refinement to the methodology of our stock-based compensation expense allocations, forfeitures of unvested stock-based awards, and the vesting of stock-based awards.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $6.1 billion and $6.3 billion for the fiscal twelve months ended December 28, 2025 and December 29, 2024, respectively, a decrease of $241 million, or 3.8%. Selling, general, and administrative expenses as a percentage of Net sales decreased 70 basis points to 40.3% for the fiscal twelve months ended December 28, 2025, as compared to 41.0% for the fiscal twelve months ended December 29, 2024. The decrease in Selling, general, and administrative expenses was primarily attributable to a $187 million decrease in Separation-related costs and savings from Our Vue Forward, partially offset by higher expenses related to brand support and Proposed Transaction costs incurred in the fiscal twelve months ended December 28, 2025. The decrease was also driven by a reduction in stock-based compensation expense attributable to forfeitures of unvested stock-based awards as well as the vesting of stock-based awards, partially offset by a refinement to the methodology of our stock-based compensation expense allocations.

Restructuring Expenses

Restructuring expenses were $290 million and $185 million for the fiscal twelve months ended December 28, 2025 and December 29, 2024, respectively, an increase of $105 million. Restructuring expenses relate to costs incurred under Our Vue Forward, and the increase was driven by higher information technology and project-related costs. See Note 19, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Consolidated Financial Statements included herein for additional information.

Impairment Charges

Impairment charges were $23 million and $578 million for the fiscal twelve months ended December 28, 2025 and December 29, 2024, respectively, a decrease of $555 million. Impairment charges for the fiscal twelve months ended December 28, 2025 were driven by a non-cash impairment charge of $23 million related to the ORSL® trade name following regulatory changes in India. Impairment charges for the fiscal twelve months ended December 29, 2024 were driven by a non-cash charge of $488 million ($337 million after-tax) to adjust the carrying value of intangible assets and property, plant, and equipment related to the Dr.Ci:Labo® skin health business. The impairment was due primarily to revisions to internal forecasts for the business as a result of updates in our strategy to reach more consumers and appropriately address evolving market dynamics, including shifts in consumer sentiment in China, as well as changing shopping patterns in the region. Impairment charges for the fiscal twelve months ended December 29, 2024 were also driven by the impact of a $68 million non-cash impairment charge related to our former corporate headquarters in Skillman, New Jersey, which was classified as held for sale on February 21, 2024. Additionally, we recognized a non-cash impairment charge of $22 million related to certain software development assets. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Impairment of Long-Lived Assets,” to the Consolidated Financial Statements included herein for additional information.

Other Operating (Income) Expense, Net

Other operating (income) expense, net was $(23) million and $26 million for the fiscal twelve months ended December 28, 2025 and December 29, 2024, respectively, a change of $49 million. Other operating (income) expense, net for the fiscal twelve months ended December 28, 2025 and December 29, 2024 was driven by the $38 million and $59 million impact, respectively, of net economic benefit arrangements with J&J in connection with the Deferred Local Businesses (see Note 1, “Description of the Company and Summary of Significant Accounting Policies—Variable Interest Entities and Net Economic Benefit Arrangements,” to the Consolidated Financial Statements included herein for additional information), partially offset by $37 million and $34 million, respectively, of royalty income. Other operating (income) expense, net for the fiscal twelve months ended December 28, 2025 was also driven by the $17 million gain recognized on the sale of the Skillman, New Jersey, facility. See Note 13, “Other Operating (Income) Expense, Net and Other Expense, Net,” to the Consolidated Financial Statements included herein for additional information.

Other Expense, Net

Other expense, net was $36 million and $48 million for the fiscal twelve months ended December 28, 2025 and December 29, 2024, respectively, a decrease of $12 million. Other expense, net for the fiscal twelve months ended December 28, 2025 was driven by $46 million of currency losses on transactions. Other expense, net for the fiscal twelve months ended December 29,

2024 was driven by $72 million in losses on investments, partially offset by a $21 million gain recognized on the release of tax indemnification reserves that were no longer considered to be probable. See Note 13, “Other Operating (Income) Expense, Net and Other Expense, Net,” to the Consolidated Financial Statements included herein for additional information.

Interest Expense, Net

Interest expense, net was $379 million and $378 million for the fiscal twelve months ended December 28, 2025 and December 29, 2024, respectively, an increase of $1 million. Interest expense, net in both fiscal periods primarily consisted of interest expense, including amortization of discounts and debt issuance costs, recognized on the Senior Notes (as defined in Note 5, “Borrowings,” to the Consolidated Financial Statements included herein) and notes issued under our commercial paper program. See Note 5, “Borrowings,” to the Consolidated Financial Statements included herein for additional information.

Provision for Taxes

Provision for taxes was $529 million and $385 million for the fiscal twelve months ended December 28, 2025 and December 29, 2024, respectively, an increase of $144 million. The increase in Provision for taxes was primarily the result of higher current year pre-tax income, income tax benefits recognized during the fiscal twelve months ended December 29, 2024 resulting from the impairment to the Dr.Ci:Labo® skin health business, as well as an increase in unrecognized tax benefits driven by new developments in ongoing tax audits during the fiscal twelve months ended December 28, 2025 as compared to the fiscal twelve months ended December 29, 2024. The increase was partially offset by favorable return-to-provision adjustments. In addition, the worldwide effective income tax rates for the fiscal twelve months ended December 28, 2025 and December 29, 2024 were 26.5% and 27.2%, respectively. See Note 14, “Income Taxes,” to the Consolidated Financial Statements included herein for additional information.

Segment Results

Segment profit is based on Operating income, excluding depreciation, amortization of intangible assets, Separation-related costs, restructuring expenses and operating model optimization initiatives, impairment charges, the impact of the conversion of stock-based awards, issuance of Founder Shares (as defined below), Proposed Transaction costs, Other operating (income) expense, net, and unallocated general corporate administrative expenses (referred to herein as “Segment adjusted operating income”), as the Chief Operating Decision Maker (the “CODM”) excludes these items in assessing segment financial performance. General corporate/unallocated expenses, which include expenses related to treasury, legal operations, and certain other expenses, along with gains and losses related to the overall management of our Company, are not allocated to the segments. In assessing segment performance and managing operations, the CODM does not review segment assets.

See Note 18, “Segments of Business and Geographic Areas,” to the Consolidated Financial Statements included herein for additional information.

A detailed discussion of the period-over-period changes in Segment net sales and Segment adjusted operating income for the fiscal twelve months ended December 28, 2025 and the fiscal twelve months ended December 29, 2024 is presented below. A detailed discussion of the period-over-period changes in Segment net sales and Segment adjusted operating income for the fiscal twelve months ended December 29, 2024 and the fiscal twelve months ended December 31, 2023 can be found under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2024 Annual Report.

Fiscal Twelve Months Ended December 28, 2025 Compared with Fiscal Twelve Months Ended December 29, 2024

The following tables present Segment net sales and Segment adjusted operating income and the period-over-period changes in Segment net sales and Segment adjusted operating income for the fiscal twelve months ended December 28, 2025 and December 29, 2024. See Note 18, “Segments of Business and Geographic Areas,” to the Consolidated Financial Statements included herein for further details regarding Segment net sales and Segment adjusted operating income.

	Fiscal Twelve Months Ended								Change In Fiscal Year
	December 28, 2025				December 29, 2024				Change 2024 to 2025
(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total	Self Care	Skin Health and Beauty	Essential Health	Total	Amount	Percent
Net sales	$6,378	$4,114	$4,632	$15,124	$6,527	$4,240	$4,688	$15,455	$(331)	(2.1)%
Segment adjusted Cost of sales(1)	2,285	1,671	2,056	6,012	2,287	1,738	2,102	6,127	(115)	(1.9)
Other segment expense items(2)	1,984	1,966	1,400	5,350	2,067	1,895	1,424	5,386	(36)	(0.7)
Segment adjusted operating income	$2,109	$477	$1,176	$3,762	$2,173	$607	$1,162	$3,942	$(180)	(4.6)%
Reconciliation to Income before taxes
Less:
Depreciation(3)				300				329
Amortization of intangible assets(4)				257				269
Separation-related costs(5)				88				296
Restructuring expenses and operating model optimization initiatives(6)				335				221
Impairment charges(7)				23				578
Conversion of stock-based awards(8)				7				39
Founder Shares(9)				7				29
Proposed Transaction costs(10)				25				—
Other operating (income) expense, net				(23)				26
General corporate/unallocated expenses				329				314
Operating income				$2,414				$1,841
Other expense, net				36				48
Interest expense, net				379				378
Income before taxes				$1,999				$1,415
(1) We define Segment adjusted cost of sales as Cost of sales adjusted for amortization of intangible assets, Separation-related costs, conversion of stock-based awards, Founder Shares (as defined below), operating model optimization initiatives, and general corporate/unallocated expenses.
(2) Other segment expense items for each reportable business segment include brand support, employee-related costs, shipping and handling costs, research and development costs, and certain other operating expenses (income).
(3) Depreciation consists of depreciation of property, plant, and equipment and amortization of integration and development costs capitalized in connection with cloud computing arrangements.
(4) Relates to the amortization of definite-lived intangible assets (primarily trademarks, trade names, and customer lists) over their estimated useful lives.
(5) Separation-related costs includes depreciation expense on Separation-related assets for the fiscal twelve months ended December 29, 2024. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Separation-Related Costs,” to the Consolidated Financial Statements included herein for additional information regarding Separation-related costs.
(6) Restructuring expenses and operating model optimization initiatives relate to the 2024 Multi-Year Restructuring Initiative. See Note 19, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Consolidated Financial Statements included herein for additional information.
(7) Impairment charges for the fiscal twelve months ended December 28, 2025 includes $23 million recognized in connection with the ORSL® trade name following regulatory changes in India. Impairment charges for the fiscal twelve months ended December 29, 2024 includes $488 million recognized in relation to Dr.Ci:Labo® long-lived assets, $68 million recognized on the held for sale asset associated with the Company’s former corporate headquarters in Skillman, New Jersey, and $22 million recognized on certain software development assets. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Impairment of Long-Lived Assets,” to the Consolidated Financial Statements included herein for additional information.
(8) Segment adjusted operating income excludes the impact of the conversion of stock-based awards that occurred on August 23, 2023 (see Note 11, “Stock-Based Compensation,” to the Consolidated Financial Statements included herein for additional information). The adjustment represents the net impact of the gain on reversal of previously recognized stock-based compensation expense, offset by stock-based compensation expense recognized in the fiscal twelve months ended December 28, 2025 and December 29, 2024 relating to employee services provided prior to the Separation.
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
(10) Proposed Transaction costs primarily consist of expenses incurred in connection with the Proposed Transaction, including advisory fees, legal costs, and other professional service costs.

	Fiscal Twelve Months Ended				Change in Fiscal Year
	December 28, 2025		December 29, 2024		Change 2024 to 2025
(Dollars in Millions)	Amount	Percent	Amount	Percent	Amount	Percent
Segment Net Sales
Self Care	$6,378	42.2%	$6,527	42.3%	$(149)	(2.3)%
Skin Health and Beauty	4,114	27.2	4,240	27.4	(126)	(3.0)
Essential Health	4,632	30.6	4,688	30.3	(56)	(1.2)
Segment net sales	$15,124	100.0%	$15,455	100.0%	$(331)	(2.1)%

Self Care	$2,109		$2,173		$(64)	(2.9)%
Skin Health and Beauty	477		607		(130)	(21.4)
Essential Health	1,176		1,162		14	1.2
Segment adjusted operating income(1)	$3,762		$3,942		$(180)	(4.6)%
(1) Refer to the table above for the reconciliation of Segment adjusted operating income to Operating income and Income before taxes in the Consolidated Financial Statements.

Organic Sales Change

We define Organic sales, a non-GAAP financial measure, as Net sales excluding the impact of changes in foreign currency exchange rates and the impact of acquisitions and divestitures. We assess our Net sales performance by measuring the period-over-period change in Organic sales. Management believes reporting period-over-period changes in Organic sales provides investors with supplemental information that is useful in assessing our results of operations by excluding the impact of certain items that we believe do not directly reflect our underlying operations.

The following table presents a reconciliation of the change in U.S. GAAP Net sales to the change in Organic sales for the fiscal twelve months ended December 28, 2025 as compared to the fiscal twelve months ended December 29, 2024:

	Fiscal Twelve Months Ended December 28, 2025 vs. December 29, 2024
	Reported Net Sales Change	Impact of Foreign Currency	Acquisitions and Divestitures	Organic Sales Change
				Total Organic Sales Change	Price/Mix(1)	Volume
Self Care	(2.3)%	0.7%	—%	(3.0)%	0.4%	(3.4)%
Skin Health and Beauty	(3.0)	—	(0.3)	(2.7)	(0.9)	(1.8)
Essential Health	(1.2)	(0.5)	—	(0.7)	0.5	(1.2)
Total	(2.1)%	0.2%	(0.1)%	(2.2)%	0.1%	(2.3)%
(1) Also referred to as value realization.

Self Care Segment

Self Care Segment Net Sales

The Self Care Segment Net sales were $6.4 billion and $6.5 billion for the fiscal twelve months ended December 28, 2025 and December 29, 2024, respectively, a decrease of $149 million, or 2.3%. Excluding the impact of favorable changes in foreign currency exchange rates of 0.7%, Organic sales decreased 3.0% driven by volume-related decreases of 3.4%, partially offset by favorable value realization of 0.4%. Volume-related decreases, primarily in China and the United States, were primarily attributable to the impact of softer seasons on Allergy Care, Cough and Cold, and pediatric Pain Care, coupled with changes in shipment timing as compared to the prior fiscal period due to the impact of lower inventory replenishment following inventory builds in the prior year. Volume-related decreases were partially offset by growth in Smoking Cessation in Europe, Middle East, and Africa. Favorable value realization was primarily attributable to new pricing actions, partially offset by strategic price investments.

Self Care Segment Adjusted Operating Income

The Self Care Segment adjusted operating income decreased by $64 million, or 2.9%, to $2,109 million for the fiscal twelve months ended December 28, 2025 as compared to the fiscal twelve months ended December 29, 2024. The decrease was primarily driven by volume-related Net sales decreases, volume deleverage at internal manufacturing sites, unfavorable changes in foreign currency exchange rates, net input cost inflation, and the impact of tariffs imposed on goods imported into the United States, partially offset by lower expenses related to brand support, the realization of benefits associated with our supply chain optimization initiatives, and savings from Our Vue Forward resulting in administrative expense reductions.

Skin Health and Beauty Segment

Skin Health and Beauty Segment Net Sales

The Skin Health and Beauty Segment Net sales were $4.1 billion and $4.2 billion for the fiscal twelve months ended December 28, 2025 and December 29, 2024, respectively, a decrease of $126 million, or 3.0%. Excluding the impact of the reduction in Net sales related to divestitures of 0.3%, Organic sales decreased 2.7% driven by both volume-related decreases of 1.8% and unfavorable value realization of 0.9% attributable to strategic price investments. Volume-related decreases were attributable to changes in shipment timing as compared to the prior fiscal year due to the impact of lower inventory replenishment following inventory builds in the prior year in China, as well as trade inventory reductions driven by retailer inventory management in the United States. Volume-related decreases were further impacted by performance in the United States, primarily attributable to distribution losses, underperformance in e-commerce, and current fiscal year competitive pressures resulting in market share losses, as well as a softer sun season in the United States.

Skin Health and Beauty Segment Adjusted Operating Income

The Skin Health and Beauty Segment adjusted operating income decreased by $130 million, or 21.4%, to $477 million for the fiscal twelve months ended December 28, 2025 as compared to the fiscal twelve months ended December 29, 2024. The decrease was primarily driven by volume-related Net sales decreases, unfavorable value realization, higher expenses related to brand support, net input cost inflation, unfavorable changes in foreign currency exchange rates, and the impact of tariffs imposed on goods imported into the United States, partially offset by the realization of benefits associated with our supply chain optimization initiatives and savings from Our Vue Forward resulting in administrative expense reductions.

Essential Health Segment

Essential Health Segment Net Sales

The Essential Health Segment Net sales were $4.6 billion and $4.7 billion for the fiscal twelve months ended December 28, 2025 and December 29, 2024, respectively, a decrease of $56 million, or 1.2%. Excluding the impact of unfavorable changes in foreign currency exchange rates of 0.5%, Organic sales decreased 0.7% driven by volume-related decreases of 1.2%, partially offset by favorable value realization of 0.5%. Volume-related decreases were attributable to trade inventory reductions driven by retailer inventory management in the United States, primarily in Oral Care and Wound Care, as well as market deceleration and competitive pressures in Oral Care in North America, partially offset by growth across product categories in Latin America. Favorable value realization was primarily attributable to new pricing actions, partially offset by strategic price investments.

Essential Health Segment Adjusted Operating Income

The Essential Health Segment adjusted operating income increased by $14 million, or 1.2%, to $1,176 million for the fiscal twelve months ended December 28, 2025 as compared to the fiscal twelve months ended December 29, 2024. The increase was primarily driven by the realization of benefits associated with our supply chain optimization initiatives, savings from Our Vue Forward resulting in administrative expense reductions, lower expenses related to brand support, and favorable value realization, partially offset by volume-related Net sales decreases, unfavorable changes in foreign currency exchange rates, net input cost inflation, and the impact of tariffs imposed on goods imported into the United States.

Liquidity and Capital Resources

Cash Flows

Summarized cash flow information for the fiscal twelve months ended December 28, 2025 and December 29, 2024 were as follows:

			Change In Fiscal Year
	Fiscal Twelve Months Ended		Change 2024 to 2025
(Dollars in Millions)	December 28, 2025	December 29, 2024	Amount	Percent
Net income	$1,470	$1,030	$440	42.7%
Net changes in assets and liabilities	$52	$(571)	$623	*
Net cash flows from operating activities	$2,197	$1,769	$428	24.2%
Net cash flows used in investing activities	$(436)	$(425)	$(11)	2.6%
Net cash flows used in financing activities	$(1,837)	$(1,565)	$(272)	17.4%
* Calculation not meaningful.

A detailed discussion of the period-over-period changes in the results for the fiscal twelve months ended December 28, 2025 and the fiscal twelve months ended December 29, 2024 is presented below. A detailed discussion of the period-over-period changes in the results for the fiscal twelve months ended December 29, 2024 and the fiscal twelve months ended December 31, 2023 can be found under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2024 Annual Report.

Operating Activities

Net cash flows from operating activities were $2.2 billion and $1.8 billion for the fiscal twelve months ended December 28, 2025 and December 29, 2024, respectively, an increase of $428 million. The increase was primarily attributable to net changes in working capital balances driven by Accounts payable and accrued liabilities due to the timing of payments and Trade receivables due to the timing of sales relative to collections.

Investing Activities

Net cash flows used in investing activities were $436 million and $425 million for the fiscal twelve months ended December 28, 2025 and December 29, 2024, respectively, an increase of $11 million. Net cash flows used in investing activities were primarily driven by purchases of property, plant, and equipment in both the fiscal twelve months ended December 28, 2025 and December 29, 2024.

Financing Activities

Net cash flows used in financing activities were $1.8 billion and $1.6 billion for the fiscal twelve months ended December 28, 2025 and December 29, 2024, respectively, an increase of $272 million. Net cash flows used in financing activities for the fiscal twelve months ended December 28, 2025 were primarily driven by $1,581 million of dividends paid, the $750 million repayment of the 5.50% Senior Notes due 2025, $197 million of payments made to purchase treasury stock, and $146 million of net repayments of our commercial paper program, partially offset by $746 million of net proceeds from the issuance of the 4.85% Senior Notes due 2032. Net cash flows used in financing activities for the fiscal twelve months ended December 29, 2024 were primarily driven by $1,552 million of dividends paid and $235 million of payments made to purchase treasury stock, partially offset by $157 million of net proceeds from our commercial paper program.

Sources of Liquidity

Our primary sources of liquidity are cash on hand, which consisted of Cash and cash equivalents of $1.1 billion as of December 28, 2025, cash flows from operations, borrowing capacity under our Revolving Credit Facility (as defined below) of $4.0 billion which expires in March 2029, and authorized commercial paper program issuance of $4.0 billion. Also, on February 24, 2025, we filed a registration statement on Form S-3 with the SEC under which from time to time we may sell securities. On May 22, 2025, we issued a series of senior unsecured notes maturing in 2032 (the “2025 Senior Notes”) in an aggregate principal amount of $750 million.

As of December 28, 2025, total debt was $8,524 million. As of December 28, 2025, we had $7,687 million of Senior Notes (as defined below) outstanding, net of related discounts and debt issuance costs of $63 million, no amounts outstanding under the Revolving Credit Facility, and $699 million of outstanding balances under our commercial paper program, net of a related discount of $1 million.

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

Cash and cash equivalents decreased by $8 million during the fiscal twelve months ended December 28, 2025 to $1,062 million as of December 28, 2025, as compared to $1,070 million as of December 29, 2024. Cash and cash equivalents held by our foreign subsidiaries was $1,020 million and $1,044 million as of December 28, 2025 and December 29, 2024, respectively.

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

As of the end of fiscal year 2025, we have substantially completed all actions under the 2024 Multi-Year Restructuring Initiative. The 2024 Multi-Year Restructuring Initiative resulted in pre-tax restructuring expenses and other charges totaling

$556 million through the fiscal twelve months ended December 28, 2025. A majority of the pre-tax expenses and other charges have been, and are expected to continue to be, paid in cash and funded primarily through cash flows generated from operations. We began to realize savings resulting from the 2024 Multi-Year Restructuring Initiative in fiscal year 2024, and we have realized annualized pre-tax gross cost savings in excess of $350 million as of the end of fiscal year 2025. We largely reinvested savings realized from the 2024 Multi-Year Restructuring Initiative in future growth opportunities, including immediate reinvestment behind advertising, product promotion, and healthcare professional engagement. See Note 19, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Consolidated Financial Statements included herein for further information.

See Note 20, “Subsequent Events,” to the Consolidated Financial Statements included herein for information about our restructuring initiative approved by our Board on February 17, 2026.

Supplier Finance Program

As a part of our ongoing efforts to maximize working capital and manage liquidity, we work with suppliers to optimize payment terms and conditions on accounts payable through a voluntary supplier finance program. The program provides some of our suppliers with the opportunity to sell receivables due from us (our accounts payables) to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. We are not a party to the arrangements between the suppliers and the third-party financial institutions. Our obligations to the suppliers, including amounts due, and scheduled payment dates (which have general payment terms between 30 and 120 days), are not affected by a participating supplier’s decision to participate in the program. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Supplier Finance Program,” to the Consolidated Financial Statements included herein for further information.

Senior Notes

On March 22, 2023, we issued eight series of senior unsecured notes (the “2023 Senior Notes”) in an aggregate principal amount of $7.75 billion. The net proceeds to us from the 2023 Senior Notes were approximately $7.7 billion after deductions of discounts and issuance costs of $77 million. The interest payments on the 2023 Senior Notes are due on March 22 and September 22 of each year and commenced on September 22, 2023. On May 22, 2025, we issued the 2025 Senior Notes in an aggregate principal amount of $750 million, which bear an interest rate of 4.850% per annum. The interest payments on the 2025 Senior Notes are due on May 22 and November 22 of each year and commenced on November 22, 2025. The 2025 Senior Notes, collectively with the 2023 Senior Notes, are referred to as the “Senior Notes.”

On February 13, 2026, we issued a notice of full redemption to the holders of the 5.35% Senior Notes due 2026. All $750 million aggregate principal amount outstanding of the 5.35% Senior Notes due 2026 will be redeemed on February 23, 2026 at par plus accrued and unpaid interest to, but not including, the redemption date.

The Senior Notes are governed by an indenture and supplemental indentures between us and a trustee (collectively, the “Indenture”). The Indenture contains certain covenants, including limitations on us and certain of our subsidiaries’ ability to incur liens or engage in certain sale-leaseback transactions. The Indenture also contains restrictions on our ability to consolidate, merge, or sell substantially all of our assets. In addition, the Indenture contains other customary terms, including certain events of default, upon the occurrence of which the Senior Notes may be declared immediately due and payable.

For further details on the Senior Notes, see Note 5, “Borrowings—Senior Notes,” to the Consolidated Financial Statements included herein.

Commercial Paper Program

On March 3, 2023, we entered into a commercial paper program. Our Board has authorized the issuance of up to $4.0 billion in an aggregate principal amount of commercial paper under the commercial paper program. Any such issuance will mature within 364 days from date of issue. The commercial paper program contains representations and warranties, covenants, and defaults that are customary for this type of financing. The commercial paper notes issued under the commercial paper program are unsecured notes ranking at least pari passu with all of our other senior unsecured indebtedness. For further details on the commercial paper program, see Note 5, “Borrowings—Commercial Paper Program,” to the Consolidated Financial Statements included herein.

Revolving Credit Facility

On March 6, 2023, we entered into a credit agreement providing for a five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $4.0 billion to be made available in U.S. dollars and Euros. On January 30, 2025, we requested an extension of the maturity date of the Revolving Credit Facility from March 6, 2028 to March 6, 2029, and on February 21, 2025, such extension became effective with respect to all lenders under the Revolving Credit Facility, each of which accepted such request. The terms of the Revolving Credit Facility otherwise remain unchanged. For further details on the Revolving Credit Facility, see Note 5, “Borrowings—Revolving Credit Facility,” to the Consolidated Financial Statements included herein.

Interest Expense, Net

We recognized Interest expense, net of $379 million in the Consolidated Statement of Operations during the fiscal twelve months ended December 28, 2025, which primarily includes interest expense, including amortization of discounts and debt issuance costs, recognized on the Senior Notes and interest expense recognized on notes issued under our commercial paper program.

Compliance with Covenants

As of December 28, 2025, we were in compliance with all debt covenants, and no default or event of default has occurred.

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

As of December 28, 2025, we expect our primary cash requirements for fiscal year 2026 to include capital expenditures. We made payments of $475 million for purchases of property, plant, and equipment during the fiscal twelve months ended December 28, 2025.

Share Repurchase Program

Our Board has authorized a share repurchase program, under which we are authorized to repurchase up to 27,000,000 shares of our outstanding common stock in open market or privately negotiated transactions. The program has no expiration date and may be suspended or discontinued at any time. The intent of this repurchase program is to offset dilution from the vesting or exercise of equity-based awards under the Kenvue 2023 Plan (as defined in Note 11, “Stock-Based Compensation,” to the Consolidated Financial Statements included herein). On November 2, 2025, we entered into the Merger Agreement pursuant to which K-C will acquire all of the outstanding shares of the Company for a combination of stock and cash in a series of transactions, as described in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Proposed Transaction with Kimberly-Clark,” to the Consolidated Financial Statements included herein. In accordance with the terms of the Merger Agreement, and subject to the exceptions therein, we are not permitted to repurchase, redeem, or otherwise acquire any of our equity interests without the prior written consent of K-C. Prior to entering into the Merger Agreement, we repurchased approximately 9,179,000 shares of our outstanding common stock for $197 million under the program during the fiscal twelve months ended December 28, 2025. No shares have been repurchased subsequent to the execution of the Merger Agreement.

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
•Purchase Obligations—As of December 28, 2025, we had purchase obligations of approximately $0.6 billion in connection with suppliers for the purchases of raw materials, packaging, other materials, and finished goods in the normal course of business, which are payable within 12 months.
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

Income Taxes

Prior to the Kenvue IPO, our operations were calculated on a carve-out basis and included certain hypothetical foreign tax credit benefits. Following the Kenvue IPO, these hypothetical foreign tax credit benefits are not available for future utilization by us and were removed from the tax provision. Furthermore, we operated as part of J&J until the completion of the Exchange Offer on August 23, 2023, and therefore we were included in J&J’s U.S. federal consolidated income tax return until that date. We filed a standalone U.S. federal consolidated income tax return and a standalone return in most other jurisdictions in which we operated for the remainder of fiscal year 2023 and have continued to file a standalone return for all fiscal years thereafter. Certain current income tax liabilities related to our activities included in J&J’s income tax returns were assumed to be immediately settled with J&J through the Net Investment from J&J or Additional Paid-In Capital accounts on the Consolidated Balance Sheet and reflected in the Consolidated Statement of Cash Flows as a financing activity for the fiscal twelve months ended December 31, 2023. Following the Exchange Offer, our operating footprint, as well as tax return elections and assertions, are different, and therefore, our income taxes, as presented in the Consolidated Financial Statements, may differ in future periods.

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

U.S. federal, state, and foreign income tax payables and receivables are recognized on the Consolidated Balance Sheets for entities that file separate income tax returns and make direct payments to taxing authorities. Prior to the Kenvue IPO, U.S. federal, state, and foreign income tax payables and receivables for entities that were included in the filing of a combined, consolidated, or group income tax return with J&J were deemed settled with J&J and were included in Net Investment from J&J.

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

In the United States, the Tax Cuts and Jobs Act of 2017 (“TCJA”) includes provisions for Global Intangible Low-Tax Income (“GILTI”). GILTI is described as the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets, as provided by the TCJA. In January 2018, the Financial Accounting Standards Board issued guidance that allowed companies to elect as an accounting policy whether to record the tax effects of GILTI in the period the tax liability is generated (i.e., “period cost”) or to provide for deferred tax assets and liabilities related to basis differences that exist at the balance sheet date and are expected to affect the amount of GILTI inclusion in future years upon reversal (i.e., “deferred method”). We previously followed J&J’s accounting policy to consider the deferred tax effects of GILTI. Effective in the fiscal three months ended October 1, 2023, we changed the accounting principle for GILTI from the deferred approach to the period cost approach.

We entered into a tax matters agreement with J&J in connection with the Separation. For more information on the Tax Matters Agreement, see Note 12, “Relationship with J&J—Tax Indemnification,” to the Consolidated Financial Statements included herein and our 2025 Proxy Statement.

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

Intangible Assets Subject to Amortization

Our definite-lived intangible assets (primarily trademarks, trade names, and customers lists) are amortized over their estimated useful lives. We re-evaluate the useful life determinations for definite-lived intangible assets annually to determine whether events or circumstances warrant a revision to their remaining useful lives. Our definite-lived intangible assets are subjected to a test of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When assessing for potential indicators of impairment, we consider several factors including any macroeconomic conditions, adverse changes in legal factors or in the business climate that could affect the value of an asset, any adverse changes in the extent or manner in which an asset is used or is expected to be used, and current or forecasted reductions in Net sales, operating income, or cash flows associated with the use of an asset.

If any indicators of impairment are present, the asset group is tested for recoverability by comparing the carrying value of the asset group to the net undiscounted future cash flows expected to be derived from the asset group. If the net undiscounted cash flows are less than the carrying value of the asset group, we then perform the next step, which is to determine the fair value of the asset group, and record an impairment, if any.

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

When performing the quantitative assessment, we compare the estimated fair value of each of our reporting units to their carrying value as of the test date, which is on the first day of the fiscal fourth quarter. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants. We estimate the fair value of a reporting unit using a combination of a discounted cash flow model and a market-based approach. The discounted cash flow model relies on assumptions regarding revenue and net income growth rates, projected working capital needs, capital expenditures, and discount rates. Forecasted cash flows are developed using long-term growth rates and then discounted to present value to estimate the fair value. The discount rate we use represents the estimated weighted-average cost of capital, which reflects the overall level of inherent risk involved in the reporting unit’s operations and the rate of return a market participant would expect to earn. Under the market-based approach, we utilize the guideline public company method and market transaction method. These methods utilize valuation multiples derived from comparable publicly traded companies and relevant industry transactions, which are then applied to the reporting unit’s operating performance metrics.

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

The grant date fair value of each RSU granted is equivalent to the closing price of our common stock on the New York Stock Exchange on the grant date.

We grant PSUs, including those with both performance vesting conditions and market-based vesting conditions (the “Performance PSUs”). The grant date fair value of each Performance PSU granted, inclusive of the fair value associated with the achievement of the specified performance metrics and the relative total shareholder return goal, is estimated on the grant date using the Monte Carlo valuation model. The inputs used in determining the grant date fair value are the length of the performance period, the risk-free rate, and the stock prices, correlations, and expected volatility of the Company and the firms in the selected peer group. The payout of the Performance PSUs is assessed by determining the achievement of the specified performance metrics as well as by comparing the Company’s total shareholder return (“TSR”) during a three-year period to the respective TSR of companies in a selected performance peer group. Given the requirement to meet certain defined performance and market criteria, the recipient of a Performance PSU may earn a total payout ranging from 0% to 200% of the target award.

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

Other Information

Deferred Legal Entities and Deferred Markets

Pursuant to the Separation Agreement, in order to ensure compliance with applicable law, to obtain necessary governmental approvals and other consents, and for other business reasons, we and J&J deferred certain transfers of assets and assumptions of liabilities of businesses in certain non-U.S. jurisdictions, including China, Malaysia, and Russia, until after the completion of the Kenvue IPO. During the fiscal three months ended October 1, 2023, J&J transferred the equity interests in the majority of the Deferred Legal Entities (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Variable Interest Entities and Net Economic Benefit Arrangements,” to the Consolidated Financial Statements included herein) to the Company, and during the fiscal three months ended December 28, 2025, transferred the equity interests of the remaining Deferred Legal Entities that previously had been consolidated as Variable Interest Entities in the Consolidated Financial Statements. The Consolidated Financial Statements included herein include businesses in all jurisdictions in which we operate following the completion of the Separation, including any Deferred Markets (as defined and further discussed in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Variable Interest Entities and Net Economic Benefit Arrangements,” to the Consolidated Financial Statements included herein).

Provision for Taxes

On December 15, 2022, the EU Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development’s (the “OECD”) Pillar Two Inclusive Framework (“Pillar Two”) that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. On July 17, 2023, the OECD published Administrative Guidance proposing certain safe harbors that effectively extend certain effective dates to January 1, 2027. The OECD continues to release additional guidance, including guidance on safe harbors for which we may qualify, and many countries have already implemented legislation consistent with Pillar Two. Due to these new rules, our provision for taxes could be unfavorably impacted as the legislation becomes effective in countries in which we conduct business. However, based on our current analysis, currently enacted laws for Pillar Two do not have a significant impact on the Consolidated Financial Statements. We are continuing to evaluate the Model Global Anti-Base Erosion Rules for Pillar Two and related legislation, and their potential impact on future periods. In addition, in January 2025, the United States issued an executive order expressing disagreement with certain aspects of Pillar Two. In June 2025, the Group of Seven issued a statement supporting the exclusion of U.S. parented groups from certain aspects of Pillar Two in exchange for the United States not imposing certain retaliatory taxes. On January 5, 2026, the OECD announced the Side-by-Side (“SbS”) package, implemented as administrative guidance and modifying the operation of the Pillar Two rules. The package introduces simplifications and new safe harbors for U.S. and other multinational companies where domestic and international tax systems meet robust requirements to coexist with Pillar Two, which would fully exempt U.S. parented groups from the application of the Income Inclusion Rule and Undertaxed Profits Rule Pillar Two top up taxes. The SbS package also extends the current Transitional Country-by Country Reporting Safe Harbor by one year. We will continue to monitor any additional changes to Pillar Two.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The global nature of our operations (particularly, the EU, China, Canada, the United Kingdom, Brazil, and India), both in the manufacture and sale of our products, results in foreign currency exposure to our financial statements. Because we manufacture and sell products and finance operations in a number of countries throughout the world, we are exposed to the impact of movements in currency exchange rates on revenue and expenses. A hypothetical 10% unfavorable change in the average exchange rate used to translate Net income for the fiscal twelve months ended December 28, 2025 from local currencies to U.S. dollars would result in a decline in Net income of approximately $122 million.

We manage the impact of foreign exchange rate translation and transaction exposures through operational means and the use of derivative financial instruments such as forward foreign exchange contracts and cross currency swap contracts. The derivative financial instruments are utilized as risk management tools and are not used for trading or speculative purposes. The fair value of forward foreign exchange contracts and cross currency swap contracts is sensitive to changes in foreign currency rates. As of December 28, 2025, a hypothetical 10% unfavorable change in exchange rates would result in an unrealized loss of approximately $182 million associated with the change in the fair value of the forward foreign exchange contracts and the cross currency swap contracts. Gains or losses on these contracts are generally offset by the gains or losses on the underlying transactions, and therefore, would have no impact on future anticipated earnings and cash flows.

Inflation Risk

Inflationary pressures have increased in recent years, and the costs of raw materials, packaging components, and other inputs for our products may increase in the future. In recent years, we have experienced, and we may in the future experience, higher than expected inflation, including escalating transportation, commodity, and other supply chain costs and disruptions that have adversely affected, and could in the future adversely affect, our results of operations. During 2023, 2024, and 2025, we partially offset the impact of prior inflationary increases, as well as tariffs, through price increases, in addition to continued supply chain optimization initiatives.

However, if our costs continue to be subject to inflationary pressures or higher tariffs, which remain subject to frequent and rapid change, we may not be able to offset the higher costs through price increases, achieve cost efficiencies, or otherwise manage the exposure through sourcing strategies, ongoing productivity initiatives, and the use of commodity hedging contracts, which could adversely affect our business, results of operations, or financial condition.

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

From time to time, we also hedge the anticipated issuance of fixed-rate debt by entering into forward starting interest rate swaps, which are designated as cash flow hedging relationships at the date of contract inception. See Note 16, “Fair Value Measurements,” to the Consolidated Financial Statements included herein for additional information. As of December 28, 2025, our outstanding long-term debt portfolio was comprised of primarily fixed-rate debt, and therefore, any fluctuation in market interest rate is not expected to have a material impact on our results of operations.

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

Credit Risk

We are exposed to potential credit losses in the event of nonperformance by counterparties to our receivables, including our customers. Concentrations of credit risk arising from receivables from customers are limited due to the diversity of our customers. We perform credit evaluations of our customers’ financial conditions and may also obtain collateral or other security as appropriate. Notwithstanding these efforts, current adverse macroeconomic factors across the global economy may increase the difficulty in collecting receivables. We are also exposed to the risk of credit loss in the event of nonperformance by counterparties to financial instrument contracts; however, nonperformance is considered unlikely and any nonperformance is unlikely to be material as it is our policy to contract with diverse, creditworthy counterparties based upon both strong credit ratings and other credit considerations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kenvue Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kenvue Inc. and its subsidiaries (the “Company”) as of December 28, 2025 and December 29, 2024, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three fiscal years in the period ended December 28, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition—U.S. Net Sales

As described in Notes 1 and 18 to the consolidated financial statements, the Company’s net sales were $15.1 billion for the fiscal year ended December 28, 2025, of which, $6.5 billion is related to U.S. net sales. Management recognizes the revenue from these sales at a single point in time when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the goods to customers, which can be on the date of shipment or the date of receipt by the customer depending on the terms of the contract. Trade promotions, comprised of coupons, product listing allowances, cooperative advertising arrangements, volume-based incentive programs, as well as discounts to customers, rebates, sales incentives, and product returns, are accounted for as variable consideration and recorded as a reduction in sales in the same period as the related sale.

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
February 20, 2026

We have served as the Company’s auditor since 2021.

KENVUE INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions, Except Per Share Data; Shares in Thousands)

	December 28, 2025	December 29, 2024
Assets
Current assets
Cash and cash equivalents	$1,062	$1,070
Trade receivables, less allowances for credit losses ($26 as of both December 28, 2025 and December 29, 2024)	2,382	2,165
Inventories	1,666	1,591
Prepaid expenses and other receivables	432	494
Other current assets	155	205
Total current assets	5,697	5,525
Property, plant, and equipment, net	2,212	1,849
Intangible assets, net	8,694	8,474
Goodwill	9,509	8,843
Deferred taxes on income	237	184
Other assets	727	726
Total Assets	$27,076	$25,601
Liabilities and Stockholders’ Equity
Current liabilities
Loans and notes payable	$1,453	$1,552
Accounts payable	2,473	2,254
Accrued liabilities	1,159	1,132
Accrued rebates, returns, and promotions	755	727
Accrued taxes on income	105	74
Total current liabilities	5,945	5,739
Long-term debt	7,071	7,055
Deferred taxes on income	2,354	2,261
Employee-related obligations	340	342
Other liabilities	601	536
Total liabilities	16,311	15,933
Commitments and contingencies (Note 17)
Stockholders’ Equity
Preferred stock, $0.01 par value, 750,000 shares authorized; no shares issued and outstanding as of December 28, 2025 and December 29, 2024	—	—
Common stock, $0.01 par value, 12,500,000 shares authorized; 1,936,502 and 1,916,115 shares issued and outstanding as of December 28, 2025, respectively; 1,924,977 and 1,913,768 shares issued and outstanding as of December 29, 2024, respectively	19	19
Additional paid-in capital	16,348	16,130
Treasury stock, 20,387 and 11,208 shares at cost as of December 28, 2025 and December 29, 2024, respectively	(439)	(242)
Accumulated deficit	(204)	(93)
Accumulated other comprehensive loss	(4,959)	(6,146)
Total stockholders’ equity	10,765	9,668
Total Liabilities and Stockholders’ Equity	$27,076	$25,601
See accompanying Notes to Consolidated Financial Statements.

KENVUE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data; Shares in Millions)

	Fiscal Twelve Months Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Net sales	$15,124	$15,455	$15,444
Cost of sales	6,332	6,496	6,801
Gross profit	8,792	8,959	8,643
Selling, general, and administrative expenses	6,088	6,329	6,141
Restructuring expenses	290	185	—
Impairment charges	23	578	—
Other operating (income) expense, net	(23)	26	(10)
Operating income	2,414	1,841	2,512
Other expense, net	36	48	72
Interest expense, net	379	378	250
Income before taxes	1,999	1,415	2,190
Provision for taxes	529	385	526
Net income	$1,470	$1,030	$1,664

Net income per share
Basic	$0.77	$0.54	$0.90
Diluted	$0.76	$0.54	$0.90
Weighted-average number of shares outstanding
Basic	1,917	1,915	1,846
Diluted	1,924	1,923	1,850
See accompanying Notes to Consolidated Financial Statements.

KENVUE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions)

	Fiscal Twelve Months Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Net income	$1,470	$1,030	$1,664
Other comprehensive income (loss), net of taxes
Foreign currency translation	1,178	(783)	219
Employee benefit plans:
Prior service cost, net of amortization	(4)	(2)	8
Gain (loss), net of amortization	24	32	(101)
Effect of exchange rates	(15)	7	(9)
Net change	5	37	(102)
Derivatives and hedges:
Other comprehensive income (loss) before reclassifications	27	(6)	66
Amounts reclassified to the Consolidated Statements of Operations	(23)	(17)	(28)
Net change	4	(23)	38
Other comprehensive income (loss)	1,187	(769)	155
Comprehensive income	$2,657	$261	$1,819
See accompanying Notes to Consolidated Financial Statements.

KENVUE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Millions, Except Per Share Data; Shares in Thousands)

	Fiscal Twelve Months Ended December 28, 2025, December 29, 2024, and December 31, 2023(1)
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Net Investment from J&J	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
January 1, 2023	—	$—	$—	—	$—	$—	$25,425	$(5,455)	$19,970
Net income	—	—	—	—	—	1,195	469	—	1,664
Other comprehensive income	—	—	—	—	—	—	—	155	155
Cash dividends on common stock ($0.40 per share)	—	—	—	—	—	(766)	—	—	(766)
Net transfers to J&J	—	—	—	—	—	—	(308)	—	(308)
Stock-based compensation	—	—	153	—	—	—	35	—	188
Distribution to J&J in connection with the Separation	—	—	(13,788)	—	—	—	—	—	(13,788)
Issuance of common stock in connection with the Kenvue IPO	1,914,894	19	4,222	—	—	—	—	—	4,241
Issuance of common stock under the Kenvue 2023 Plan, net	513	—	8	—	—	—	—	—	8
Purchase of treasury stock	(350)	—	—	350	(7)	—	—	—	(7)
Reclassification of Net Investment from J&J	—	—	25,712	—	—	—	(25,712)	—	—
Separation-related adjustments	—	—	(160)	—	—	—	91	(77)	(146)
December 31, 2023	1,915,057	19	16,147	350	(7)	429	—	(5,377)	11,211
Net income	—	—	—	—	—	1,030	—	—	1,030
Other comprehensive loss	—	—	—	—	—	—	—	(769)	(769)
Cash dividends on common stock ($0.81 per share)	—	—	—	—	—	(1,552)	—	—	(1,552)
Stock-based compensation	—	—	254	—	—	—	—	—	254
Issuance of common stock under the Kenvue 2023 Plan, net	9,569	—	69	—	—	—	—	—	69
Purchase of treasury stock	(10,858)	—	—	10,858	(235)	—	—	—	(235)
Separation-related adjustments	—	—	(340)	—	—	—	—	—	(340)
December 29, 2024	1,913,768	19	16,130	11,208	(242)	(93)	—	(6,146)	9,668
Net income	—	—	—	—	—	1,470	—	—	1,470
Other comprehensive income	—	—	—	—	—	—	—	1,187	1,187
Cash dividends on common stock ($0.825 per share)	—	—	—	—	—	(1,581)	—	—	(1,581)
Stock-based compensation	—	—	136	—	—	—	—	—	136
Issuance of common stock under the Kenvue 2023 Plan, net	11,526	—	82	—	—	—	—	—	82
Purchase of treasury stock	(9,179)	—	—	9,179	(197)	—	—	—	(197)
December 28, 2025	1,916,115	$19	$16,348	20,387	$(439)	$(204)	$—	$(4,959)	$10,765
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
See accompanying Notes to Consolidated Financial Statements.

KENVUE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	Fiscal Twelve Months Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Cash flows from operating activities
Net income	$1,470	$1,030	$1,664
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	557	622	627
Stock-based compensation	136	254	188
Deferred income taxes	(108)	(285)	(114)
Impairment charges	23	578	—
Losses on investments	—	72	7
Other	67	69	(1)
Net changes in assets and liabilities
Trade receivables	(112)	(218)	44
Inventories	(12)	182	349
Other current and non-current assets	122	(17)	(429)
Accounts payable and accrued liabilities	41	(536)	1,454
Employee-related obligations	43	27	(78)
Accrued taxes on income	(27)	(61)	(331)
Other liabilities	(3)	52	(212)
Net cash flows from operating activities	2,197	1,769	3,168
Cash flows used in investing activities
Purchases of property, plant, and equipment	(475)	(434)	(469)
Transfer of funds to J&J pursuant to the Facility Agreement	—	—	(8,941)
Proceeds from J&J upon repayment of the Facility Agreement	—	—	8,941
Proceeds from (costs associated with) sale of assets	24	(6)	21
Other investing activities	15	15	(40)
Net cash flows used in investing activities	(436)	(425)	(488)
Cash flows used in financing activities
(Repayments of) proceeds from commercial paper program, net of (proceeds) repayments and issuance costs	(146)	157	574
Proceeds from issuance of Senior Notes, net of issuance costs	746	—	7,686
Proceeds from Kenvue IPO, net	—	—	4,241
Repayment of Senior Notes	(750)	—	—
Distribution to J&J in connection with the Separation	—	—	(13,788)
Dividends paid	(1,581)	(1,552)	(766)
Net transfers to J&J	—	—	(274)
Purchase of treasury stock	(197)	(235)	(7)
Other financing activities	91	65	(193)
Net cash flows used in financing activities	(1,837)	(1,565)	(2,527)
Effect of exchange rate changes on cash and cash equivalents	68	(91)	(2)
Cash and cash equivalents, beginning of period	1,070	1,382	1,231
Net (decrease) increase in cash and cash equivalents	(8)	(312)	151
Cash and cash equivalents, end of period	$1,062	$1,070	$1,382

Supplemental disclosures of cash flow information
Net cash paid for income taxes(1)(2)	$595	$810	$699
Cash paid for interest	$440	$439	$224
(1) Net cash paid includes payments to J&J under the Tax Matters Agreements (as defined in Note 12, “Relationship with J&J”) for income tax liabilities, which J&J has paid on the Company’s behalf post-Kenvue IPO to the tax authorities.
(2) See Note 14, “Income Taxes” for additional information on net cash paid for income taxes for the fiscal twelve months ended December 28, 2025 in accordance with ASU 2023-09 (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Recently Adopted Accounting Standards”).
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

On July 24, 2023, J&J announced an exchange offer (the “Exchange Offer”) under which its shareholders could exchange shares of J&J common stock for shares of Kenvue common stock owned by J&J. On August 23, 2023, J&J completed the Exchange Offer, completing the Separation and Kenvue’s transition to being a fully independent company.

On May 17, 2024, J&J completed an additional exchange offer (the “Debt-for-Equity Exchange”) through which J&J exchanged indebtedness of J&J for shares of Kenvue common stock owned by J&J. Following the completion of the Debt-for-Equity Exchange, J&J did not own any shares of Kenvue common stock.

Proposed Transaction with Kimberly-Clark

On November 2, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kimberly-Clark Corporation, a Delaware corporation (“K-C” or, with reference to the post-closing period, the “combined company”), Vesta Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of K-C (“First Merger Sub”), and Vesta Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of K-C (“Second Merger Sub”). Pursuant to the Merger Agreement, among other things, 1) First Merger Sub will merge with and into the Company (the “First Merger”), with the Company surviving as a direct wholly owned subsidiary of K-C (the “Initial Surviving Company”) (the time the First Merger becomes effective being the “First Effective Time”), and 2) immediately following the First Merger, and as part of the same overall transaction as the First Merger, the Initial Surviving Company will merge with and into Second Merger Sub (collectively, the “Proposed Transaction”), with the Second Merger Sub surviving as a direct wholly owned subsidiary of K-C.

At the First Effective Time, pursuant to the terms and subject to the conditions of the Merger Agreement, each share of Company common stock issued and outstanding immediately prior to the First Effective Time (other than shares of Company common stock that (x) are owned by K-C or the Company or any wholly owned subsidiary of K-C or the Company (or are held in treasury by the Company) or (y) are held by any Company shareholder who is entitled to demand and properly demands appraisal of such shares pursuant to, and who complies in all respects with, Section 262 of the General Corporation Law of the State of Delaware) will be converted into the right to receive 1) 0.14625 shares of K-C common stock, par value $1.25 per share (the “K-C Common Stock” and the shares of K-C Common Stock to be issued in connection with the First Merger, the “Stock Consideration”), plus 2) $3.50 in cash (the “Cash Consideration” and, together with the Stock Consideration, the “Merger Consideration”).

Upon completion of the Proposed Transaction, current Company shareholders are expected to own approximately 46% and current K-C shareholders are expected to own approximately 54% of the combined company on a fully diluted basis. K-C has agreed to take all necessary actions to cause, effective as of the First Effective Time, the K-C board of directors to consist of three Company designees, with the remainder consisting of existing members of the K-C board of directors as of immediately prior to the First Effective Time.

On January 29, 2026, Company shareholders approved the adoption of the Merger Agreement and K-C’s shareholders approved the issuance of K-C common stock in connection with the Proposed Transaction, in each case at a special meeting of shareholders held for that purpose. Additionally, the waiting period applicable to the Proposed Transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on February 4, 2026. The Proposed Transaction remains subject to the satisfaction or waiver of other customary closing conditions, including the receipt of a number of foreign regulatory approvals.

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

During the fiscal twelve months ended December 29, 2024, the Company recorded out-of-period adjustments primarily related to the Separation, which corrected an overstatement in Additional paid-in capital of $340 million, including the $84 million ($65 million net of tax) related to certain cloud computing arrangements described below. This amount did not have an impact on the operating results for the fiscal twelve months ended December 29, 2024. The Company concluded that these adjustments were not material to the Consolidated Financial Statements for the prior period.

As of December 29, 2024, the Consolidated Balance Sheet reflects an adjustment for a change in classification from Property, plant, and equipment, net of $288 million to Other assets and Additional paid-in capital of $169 million and $84 million, respectively, related to certain cloud computing arrangements, net of amortization of $35 million. The Company concluded that this adjustment was not material to the Consolidated Financial Statements for the prior period.

Correction of Immaterial Prior Period Misstatements

During the fiscal twelve months ended December 28, 2025, the Company identified an immaterial misstatement in its previously issued financial statements related to the amounts disclosed for Advertising expenses, which were understated due to inconsistent classification of certain retail media spend within Selling, general, and administrative expenses in the Consolidated Statements of Operations. The Advertising expenses disclosures for the fiscal twelve months ended December 29, 2024 and December 31, 2023 were adjusted to correct understatements of $234 million and $228 million, respectively. The Company concluded that these disclosure-only adjustments were not material to the Consolidated Financial Statements for the prior periods and had no effect on the Company’s financial position, results of operations, or cash flows. The amount disclosed for the fiscal twelve months ended December 28, 2025 also includes certain retail media spend that has been included in the adjusted amounts disclosed for the fiscal twelve months ended December 29, 2024 and December 31, 2023; refer to “—Advertising.”

During the fiscal twelve months ended December 28, 2025, the Company also identified an immaterial misstatement in its previously issued financial statements related to amounts disclosed for foreign currency exchange gains and losses on transactions occurring in a currency other than an operation’s functional currency. The misstatement overstated the loss disclosed by $19 million for the fiscal twelve months ended December 29, 2024. The disclosure for this period was adjusted to correct the overstatement. The Company concluded that this disclosure-only adjustment was not material to the Consolidated Financial Statements for the prior period and had no effect on the Company’s financial position, results of operations, or cash flow; refer to “—Foreign Currency.”

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

J&J calculated foreign currency translation on its consolidated assets and liabilities, which included assets and liabilities of the Company prior to April 4, 2023. Foreign currency translation recorded during the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023 was based on currency movements specific to the Consolidated Financial Statements.

The income tax amounts in the Consolidated Financial Statements prior to the Kenvue IPO have been calculated based on a separate return methodology and presented as if the Company’s operations were reported by separate taxpayers in the jurisdictions in which the Company operates. See Note 14, “Income Taxes,” for further discussion.

Prior to the Kenvue IPO, all transactions between the Company and J&J were considered to be effectively settled for cash in the Consolidated Financial Statements at the time the transaction was recorded. The effects of the settlement of these transactions between the Company and J&J were reflected in the Consolidated Statement of Cash Flows for the fiscal twelve months ended December 31, 2023 as “Net transfers to J&J” within financing activities, and in the Consolidated Statement of Stockholders’ Equity for the fiscal twelve months ended December 31, 2023 as “Net transfers to J&J.”

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

Annual Closing Date

The Company follows the concept of a fiscal year, which ends on the Sunday nearest to the end of the month of December. Normally, each fiscal year consists of 52 weeks; however, the fiscal year consists of 53 weeks every five or six years. For fiscal years which consist of 53 weeks, this results in additional shipping days, as was the case in fiscal year 2020, and will be the case again in fiscal year 2026. Fiscal year 2025 refers to the fiscal twelve months ended December 28, 2025. Fiscal year 2024 refers to the fiscal twelve months ended December 29, 2024. Fiscal year 2023 refers to the fiscal twelve months ended December 31, 2023.

Reportable Business Segments

The Company operates in the following reportable business segments: 1) Self Care, 2) Skin Health and Beauty, and 3) Essential Health.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash equivalents are included in Cash and cash equivalents on the Consolidated Balance Sheets.

Trade Receivables and Allowance for Credit Losses

Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer creditworthiness, value of collaterals (if any), and any relevant current and reasonably supportable future economic factors. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. The following table summarizes the activity related to the allowance for credit losses during the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 28, 2025	December 29, 2024	December 31, 2023
Allowance for credit losses, beginning of fiscal year	$(26)	$(25)	$(35)
Provision	(11)	(6)	(4)
Utilization	12	4	14
Currency translation	(1)	1	—
Allowance for credit losses, end of fiscal year	$(26)	$(26)	$(25)

Inventories

Inventories are stated at the lower of cost or net realizable value and are accounted for using the first-in, first-out method. Cost is determined on a standard cost basis that approximates the first-in, first-out method. Costs include direct materials, direct labor, and overhead costs.

Property, Plant, and Equipment and Depreciation

Property, plant, and equipment are stated at cost less accumulated depreciation. The Company utilizes the straight-line method of depreciation over the estimated useful lives. The following table summarizes the approximate ranges for estimated useful lives as of December 28, 2025:

Machinery and equipment	2 – 13 years
Buildings and building equipment	20 – 40 years
Software	3 – 15 years
Land improvements	10 – 20 years

Upon retirement or other disposal of property, plant, and equipment, the costs and related amounts of accumulated depreciation or amortization are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds are recorded in Other operating (income) expense, net in the Consolidated Statements of Operations.

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

Impairment of Long-Lived Assets

Long-lived assets with finite lives are subjected to a test of impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If any indicators of impairment are present, the asset group is tested for recoverability by comparing the carrying value of the asset group to the net undiscounted future cash flows expected to be derived from the asset group, which includes the amount and timing of the projected future cash flows. If the net undiscounted cash flows are less than the carrying value of the asset group, the Company then performs the next step, which is to determine the fair value of the asset group, and record an impairment, if any. If quoted market prices are not available, the Company estimates the fair value of the asset group using a discounted value of estimated future cash flows.

Impairment charges for the fiscal twelve months ended December 28, 2025 and December 29, 2024 consisted of:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 28, 2025	December 29, 2024
Dr.Ci:Labo® asset impairment(1)	$—	$488
Skillman fixed asset impairment(2)	—	68
Other asset impairment(3)	23	22
Total impairment charges	$23	$578
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
(3) Represents the impairment charge recognized during the fiscal three months ended December 28, 2025 related to the ORSL® trade name following regulatory changes in India and the impairment charge recognized during the fiscal three months ended June 30, 2024 related to certain software development assets.

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

Assets Held for Sale

The Company classifies assets as held for sale when: 1) management has committed to a plan to sell the assets, 2) the assets are available for immediate sale, 3) there is an active program to locate a buyer, and 4) the sale and transfer of the asset is probable within one year. On February 21, 2024, the Company listed its former corporate headquarters in Skillman, New Jersey, for sale, which met the criteria to be classified as held for sale at that date. The held for sale asset was measured at the lower of the carrying amount or the fair value less costs to sell.

The results of the impairment test performed upon classification as held for sale indicated that the carrying value of the Skillman, New Jersey, facility exceeded its estimated fair value less costs to sell by $68 million. As a result, the Company recorded an impairment charge equivalent to that amount within Impairment charges in the Consolidated Statement of Operations for the fiscal three months ended March 31, 2024. The fair value of the held for sale asset was determined utilizing third-party sales pricing as an input. The inputs utilized in the analysis are classified as Level 3 inputs within the fair value hierarchy. The Company recorded the remaining asset held for sale balance related to the Skillman, New Jersey, facility within Other current assets on the Consolidated Balance Sheet as December 29, 2024.

During the fiscal three months ended December 28, 2025, the Company completed the sale of the Skillman, New Jersey, facility and recognized a gain of $17 million, which was recorded in Other operating (income) expense, net in the Consolidated Statement of Operations.

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

The Company uses various types of derivative financial instruments including forward foreign exchange contracts, forward starting interest rate swaps, and cross currency swap contracts to manage its exposure to the variability of forecasted cash flows, changes in the fair value of foreign-denominated intercompany debt attributable to foreign exchange rate fluctuations, interest rate risk related to future debt issuances, and foreign subsidiaries with local functional currency.

As required by U.S. GAAP, all derivative instruments held by the Company are recorded on the Consolidated Balance Sheets at fair value. Fair value is a market-based measurement determined using assumptions that market participants would use in pricing an asset or liability. The authoritative literature establishes a three-level hierarchy to prioritize the inputs used in measuring fair value, with Level 1 having the highest priority and Level 3 having the lowest. Changes in the fair value of derivatives designated as cash flow hedges are recorded within Gain on Derivatives and Hedges as a component of Other comprehensive income (loss) until the underlying transaction affects earnings and are then reclassified to earnings in the same account as the hedged transaction. Changes in the fair value of derivatives designated as net investment hedges are recorded within Cumulative Translation Adjustments (“CTA”) as a component of Other comprehensive income (loss) until the hedged investment is either sold or substantially liquidated and are then reclassified to earnings. Any changes in the fair value of derivatives designated as fair value hedges are recorded in Net income.

The Company documents all relationships between hedged items and derivatives. The overall risk management strategy includes reasons for undertaking hedge transactions and entering into derivatives. See Note 16, “Fair Value Measurements,” for more information on financial instruments.

Defined Benefit Retirement Plans

The Company’s defined benefit retirement plan costs are valued using actuarial valuations. The Company recognizes the funded or unfunded status of its defined benefit pension plans on the Consolidated Balance Sheets and recognizes changes in the funded status that are not recognized as components of net periodic benefit cost within Other comprehensive income (loss), net of income taxes. The projected benefit obligation represents the actuarial present value of benefits expected to be paid upon an employee’s expected date of separation or retirement. Amounts related to the Company’s defined benefit pension plans are recorded based on estimates and assumptions. Factors used in developing estimates of these liabilities include, among other things, assumptions related to discount rates, rates of return on investments, healthcare cost trends, benefit payment patterns, and other factors. See Note 7, “Pensions,” for more information.

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

Separation-Related Costs

The Company and J&J incurred certain non-recurring separation-related costs in connection with the establishment of Kenvue as a standalone public company (“Separation-related costs”). Costs incurred by the Company and those costs that were incurred by J&J prior to April 4, 2023 determined to be for the benefit of the Company are included in Cost of sales and Selling, general, and administrative expenses in the Consolidated Statement of Operations. Separation-related costs associated with information technology and other activities, primarily related to the disentanglement of systems and the discontinuance of certain information technology assets, are substantially completed. However, costs related to legal entity name changes and certain other separation-related activities are expected to continue for a longer period than originally anticipated.

Separation-related costs for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023 consisted of:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 28, 2025	December 29, 2024	December 31, 2023
Information technology and other(1)	$68	$255	$468
Legal entity name change	20	41	—
Total Separation-related costs	$88	$296	$468
(1) Primarily related to the disentanglement of systems and the costs associated with the discontinuation of certain information technology assets. These costs also include depreciation expense on Separation-related assets for the fiscal twelve months ended December 29, 2024.

Advertising

Advertising expenses worldwide, which comprised television, radio, print media, and digital advertising, were $1,836 million, $1,869 million, and $1,577 million for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively, and are included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

Shipping and Handling Costs

Shipping and handling costs, which include costs for shipping, handling, and distribution, were $482 million, $505 million, and $508 million for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively, and are included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

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

Research and Development

Research and development expenses are expensed as incurred and included in Selling, general, and administrative expenses in the Consolidated Statements of Operations. Research and development expenses were $382 million, $408 million, and $399 million for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.

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

U.S. federal, state, and foreign income tax payables and receivables are recognized on the Consolidated Balance Sheets for entities that file separate income tax returns and make direct payments to taxing authorities. Prior to the Kenvue IPO, U.S. federal, state, and foreign income tax payables and receivables for entities that were included in the filing of a combined, consolidated, or group income tax return with J&J were deemed settled with J&J and were included in Net Investment from J&J.

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

The Company has unrecognized tax benefits for uncertain tax positions. The Company follows U.S. GAAP, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The estimates for these positions are regularly assessed based upon all available information. These estimates may be revised in the future and such changes may result in a material additional expense or benefit to the Company’s financial results and its effective tax rate.

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

Foreign currency exchange gains and losses on transactions occurring in a currency other than an operation’s functional currency are recognized as a component of Other expense, net in the Consolidated Statements of Operations. Net currency transaction losses were $41 million, $7 million, and $64 million for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.

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

The following table summarizes the changes in the Company’s outstanding obligations confirmed as valid under its supplier finance program during the fiscal twelve months ended December 28, 2025 and December 29, 2024:

(Dollars in Millions)	December 28, 2025	December 29, 2024
Confirmed obligations outstanding at the beginning of the fiscal year	$260	$227
Invoices confirmed during the fiscal year	1,152	1,093
Confirmed invoices paid during the fiscal year	(1,098)	(1,060)
Confirmed obligations outstanding at the end of the fiscal year	$314	$260

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

In connection with the Separation, J&J and Kenvue entered into a separation agreement (the “Separation Agreement”) on May 3, 2023. Under the Separation Agreement, transfer of certain assets and liabilities of the Consumer Health Business in certain jurisdictions (each, a “Deferred Local Business”) was not completed prior to the Kenvue IPO and was deferred due to certain precedent conditions, which include ensuring compliance with applicable law and obtaining necessary governmental approvals and other consents, and for other business reasons. At the Kenvue IPO and until the Deferred Local Business transfers to the Company, J&J 1) holds and operates the Deferred Local Businesses on behalf of and for the benefit of the Company and 2) will use reasonable best efforts to treat and operate, insofar as reasonably practicable and to the extent permitted by applicable law, each such Deferred Local Business in the ordinary course of business in all material respects consistent with past practice. The benefits and costs related to these Deferred Local Businesses will be assumed by the Company (see below “—Net Economic Benefit Arrangements”). In addition, the Company and J&J will use reasonable best efforts to take all actions to transfer each Deferred Local Business as promptly as reasonably practicable. When the precedent conditions are met, the Deferred Local Businesses will be transferred as per the terms of the arrangement with J&J.

The Company determined that certain Deferred Local Businesses that are legal entities (“Deferred Legal Entities”) were VIEs for which Kenvue was the primary beneficiary, since Kenvue had the power to direct the activities that most significantly impacted such Deferred Legal Entities’ economic performance, as well as to obtain all the economic benefits and losses of such entities. These significant activities included, but were not limited to, product pricing, marketing and sales strategy, supply chain strategy, material supply and vendor management, budget planning, and labor and overhead management. Accordingly, the assets and liabilities of these entities were recognized on the Consolidated Balance Sheet at their historical carrying amounts as of the date when the Company entered into the arrangement, since the primary beneficiary of the VIEs and the VIEs themselves were under common control. Additionally, the results of the operations and cash flows were included within the Consolidated Financial Statements.

In the fiscal three months ended December 28, 2025, J&J transferred the equity interests of the remaining Deferred Legal Entities to the Company that previously had been consolidated as VIEs in the Company’s Consolidated Financial Statements.

All Deferred Legal Entities were exposed to similar operational risks and were therefore monitored and evaluated on a similar basis by management. Accordingly, the financial information for Deferred Legal Entities has been aggregated and the following table summarizes the consolidated assets and liabilities of these entities on the Consolidated Balance Sheet as of December 29, 2024. The amounts represented in this table are only those assets of the VIEs that could be used to settle only the VIE’s obligations and the VIE’s creditors (or beneficial interest holders) had no recourse against the general credit of the primary beneficiary.

(Dollars in Millions)	December 29, 2024
Assets
Current assets
Cash and cash equivalents	$99
Trade receivables, less allowances for credit losses	70
Inventories	16
Prepaid expenses and other receivables	3
Total current assets	188
Property, plant, and equipment, net	3
Deferred taxes on income	3
Total assets	$194
Liabilities
Current liabilities
Accounts payable	$3
Accrued liabilities	11
Accrued rebates, returns, and promotions	16
Total current liabilities	30
Total liabilities	$30

The Company recognized Net income of $20 million, $17 million, and $85 million for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively, related to the Deferred Legal Entities in the Consolidated Statements of Operations.

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

The Company had a net liability to J&J of $44 million and $23 million as of December 28, 2025 and December 29, 2024, respectively, in relation to the net economic benefit arrangements on the Consolidated Balance Sheets. The Company recognized Net income of $28 million, $51 million, and $36 million for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively, in relation to the net economic benefit arrangements in the Consolidated Statements of Operations.

Recently Adopted Accounting Standards

Accounting Standards Update (“ASU”) 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances the transparency of income tax disclosures, primarily by requiring public business entities to disclose 1) consistent categories and greater disaggregation of information in the rate reconciliations and 2) the disclosure of income taxes paid disaggregated by jurisdiction, among other requirements. This guidance is effective for public business entities for the fiscal years beginning after December 15, 2024. The Company adopted the amendments on a prospective basis. The adoption in the fiscal three months ended December 28, 2025 resulted in changes to the annual income tax disclosures, including greater disaggregation of information related to rate reconciliations and income taxes paid, within Note 14, “Income Taxes.” There was no effect on the Company’s financial position, results of operations, or cash flows.

Recent Accounting Standards Not Yet Adopted

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

ASU 2025-09—Derivatives and Hedging (Topic 815): Hedge Accounting Improvements

In November 2025, the FASB issued ASU 2025-09—Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”). The amendments included in the five issues addressed in ASU 2025-09 are intended to more closely align hedge accounting with the economics of an entity’s risk management activities and to simplify the application of certain existing hedge accounting guidance. This guidance is effective for all public business entities for fiscal years beginning after December 15, 2026, and for interim periods within those fiscal years. Companies are required to apply the amendments prospectively and may elect to adopt the amendments for hedging relationships that exist as of the date of adoption. Early adoption is permitted. The Company is currently evaluating this guidance and the impact on its financial statements and related disclosures.

No other new accounting standards that were issued or became effective during the fiscal twelve months ended December 28, 2025 had, or are expected to have, a significant impact on the Consolidated Financial Statements.

2. Inventories

As of December 28, 2025 and December 29, 2024, inventories consisted of:

(Dollars in Millions)	December 28, 2025	December 29, 2024
Raw materials and supplies	$275	$274
Goods in process	103	101
Finished goods	1,288	1,216
Total inventories	$1,666	$1,591

3. Property, Plant, and Equipment and Cloud Computing Arrangements

Property, Plant, and Equipment

As of December 28, 2025 and December 29, 2024, property, plant, and equipment at cost and the related accumulated depreciation were:

(Dollars in Millions)	December 28, 2025	December 29, 2024
Machinery and equipment	$2,496	$2,250
Buildings and building equipment	1,853	1,599
Software	227	102
Construction in progress	595	542
Land and land improvements	60	57
Total property, plant, and equipment, gross	5,231	4,550
Less: accumulated depreciation	(3,019)	(2,701)
Total property, plant, and equipment, net(1)	$2,212	$1,849
(1) As of December 29, 2024, the Consolidated Balance Sheet reflects an adjustment for a change in classification from Property, plant, and equipment, net of $288 million to Other assets and Additional paid-in capital of $169 million and $84 million, respectively, related to certain cloud computing arrangements, net of amortization of $35 million. The Company concluded that this adjustment was not material to the Consolidated Financial Statements for the prior period.

Cloud Computing Arrangements

As of December 28, 2025 and December 29, 2024, capitalized implementation costs and accumulated amortization related to the Company’s cloud computing arrangements were as follows:

(Dollars in Millions)	December 28, 2025	December 29, 2024
Cloud computing arrangements, gross	$1,363	$1,277
Less: accumulated amortization	(1,186)	(1,088)
Total cloud computing arrangements, net	$177	$189

Depreciation Expense

Depreciation expense for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023 was as follows:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 28, 2025	December 29, 2024	December 31, 2023
Depreciation expense(1)	$300	$353	$305
(1) Depreciation for the fiscal twelve months ended December 28, 2025 and December 29, 2024 includes $99 million and $145 million, respectively, of amortization of integration and development costs capitalized in connection with cloud computing arrangements, as discussed in “—Cloud Computing Arrangements” above. See “—Property, Plant, and Equipment” above for information related to cloud computing arrangements for the fiscal twelve months ended December 31, 2023.

4. Intangible Assets and Goodwill

As of December 28, 2025 and December 29, 2024, the gross and net amounts of intangible assets were:

	December 28, 2025			December 29, 2024
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Patents and trademarks	$4,406	$(2,054)	$2,352	$4,110	$(1,780)	$2,330
Customer relationships	2,049	(1,178)	871	1,933	(1,074)	859
Other intangibles(1)	1,329	(760)	569	1,276	(694)	582
Total definite-lived intangible assets	$7,784	$(3,992)	$3,792	$7,319	$(3,548)	$3,771
Indefinite-lived intangible assets:
Trademarks	$4,840	$—	$4,840	$4,648	$—	$4,648
Other	62	—	62	55	—	55
Total intangible assets, net	$12,686	$(3,992)	$8,694	$12,022	$(3,548)	$8,474
(1) The majority of the other intangible assets balance relates to the acquisition of Pfizer Consumer Health in 2006.

Gross carrying amount changes for the fiscal twelve months ended December 28, 2025 were driven by the impact of currency translations, as well as the impact of a $23 million intangible asset impairment related to the ORSL® trade name following regulatory changes in India.

For the fiscal twelve months ended December 29, 2024, the Company recognized $479 million in intangible asset impairments, of which $463 million related to impairment charges recognized in relation to Dr.Ci:Labo® definite-lived intangible assets, including trademarks and other intangibles, as described in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Impairment of Long-Lived Assets.”

No intangible asset impairments were recognized for the fiscal twelve months ended December 31, 2023.

Amortization expense for the Company’s amortizable assets, which is included in Cost of sales, was $257 million, $269 million, and $322 million for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.

The schedule of amortization expense for the five succeeding fiscal years is as follows:

(Dollars in Millions)
2026	2027	2028	2029	2030
$260	$252	$252	$248	$245

The following table summarizes the changes in the carrying amount of goodwill by reportable business segment during the fiscal twelve months ended December 28, 2025 and December 29, 2024:

(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total Goodwill(1)
December 31, 2023	$5,308	$2,315	$1,648	$9,271
Currency translation	(254)	(130)	(44)	(428)
December 29, 2024	5,054	2,185	1,604	8,843
Currency translation	508	78	80	666
December 28, 2025	$5,562	$2,263	$1,684	$9,509
(1) The majority of the Goodwill balance relates to the acquisition of Pfizer Consumer Health in 2006.

The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants. The Company estimates the fair value of a reporting unit using a combination of a discounted cash flow model and a market-based approach. The discounted cash flow model relies on assumptions regarding revenue and net income growth rates, projected working capital needs, capital expenditures, and discount rates. Forecasted cash flows are developed using long-term growth rates and then discounted to present value to estimate the fair value. The discount rate the Company uses represents the estimated weighted-average cost of capital, which reflects the overall level of inherent risk involved in the reporting unit’s operations and the rate of return a market participant would expect to earn. Under the market-based approach, the Company utilizes the guideline public company method and market transaction method. These methods utilize valuation multiples derived from comparable publicly traded companies and relevant industry transactions, which are then applied to the reporting unit’s operating performance metrics.

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

Goodwill Impairment Tests

The Company completed its annual goodwill impairment tests for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023. For the fiscal twelve months ended December 28, 2025, the Company performed a qualitative assessment on each of the reporting units on the annual test date and concluded that no impairment to goodwill was necessary as it was more likely than not that the estimated fair value of each reporting unit was in excess of its respective carrying value. For the fiscal twelve months ended December 29, 2024 and December 31, 2023, the Company performed a quantitative assessment on each of the reporting units and concluded that no impairment to goodwill was necessary, as the estimated fair value of each reporting unit was in excess of its respective carrying value.

In addition to the qualitative assessment performed as of the annual test date for the fiscal twelve months ended December 28, 2025, there was a reassessment of the long-term outlook for the Skin Health and Beauty business during the fiscal three months ended September 28, 2025. The revised outlook aimed to address slower growth in the broader skincare categories, as well as the recent decline in profitability of the Skin Health and Beauty reporting unit. Management revised the internal forecasts to reflect the updated outlook. These changes in circumstances were determined to be a triggering event, which resulted in a quantitative interim impairment assessment of the fair value of the Skin Health and Beauty reporting unit. The Company also elected to perform a quantitative interim impairment assessment for the Self Care and Essential Health reporting units in conjunction with the assessment performed for the Skin Health and Beauty reporting unit. Based on the results of the assessment, the estimated fair value of the Skin Health and Beauty reporting unit exceeded the carrying value by approximately 10%; therefore, no impairment charge was recorded for the fiscal three months ended September 28, 2025. If all other assumptions were held constant, an increase of approximately 100 basis points in the selected discount rate would have resulted in an impairment charge. No impairment to goodwill was necessary for any of the Company’s reporting units, as the estimated fair value of each reporting unit exceeded its respective carrying value.

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

5. Borrowings

The components of the Company’s debt as of December 28, 2025 and December 29, 2024 were as follows:

(Dollars in Millions)	December 28, 2025	December 29, 2024
Senior Notes
5.50% Senior Notes due 2025	$—	$750
5.35% Senior Notes due 2026	750	750
5.05% Senior Notes due 2028	1,000	1,000
5.00% Senior Notes due 2030	1,000	1,000
4.85% Senior Notes due 2032	750	—
4.90% Senior Notes due 2033	1,250	1,250
5.10% Senior Notes due 2043	750	750
5.05% Senior Notes due 2053	1,500	1,500
5.20% Senior Notes due 2063	750	750
Other(1)	134	119
Discounts and debt issuance costs	(63)	(64)
Total	7,821	7,805
Less: Current portion of long-term debt—principal amount, net of discounts and debt issuance costs	(750)	(750)
Total long-term debt	7,071	7,055
Current portion of long-term debt—principal amount	750	750
Commercial paper	700	800
Discounts and debt issuance costs	(2)	(3)
Other	5	5
Total loans and notes payable	1,453	1,552
Total debt	$8,524	$8,607
(1) Other consists primarily of finance lease liabilities. See Note 8, “Leases,” for more information.

Senior Notes

On March 22, 2023, the Company issued eight series of senior unsecured notes (the “2023 Senior Notes”) in an aggregate principal amount of $7.75 billion. The net proceeds to the Company from the 2023 Senior Notes were approximately $7.7 billion after deductions of discounts and issuance costs of $77 million. Upon release from escrow, these funds were loaned to J&J through a facility agreement (the “Facility Agreement”) dated April 5, 2023. See “—Facility Agreement” below for additional details. The interest payments on the 2023 Senior Notes are due on March 22 and September 22 of each year and commenced on September 22, 2023. The 2023 Senior Notes were initially fully and unconditionally guaranteed on a senior unsecured basis by J&J. Such guarantees of the Senior Notes were automatically and unconditionally terminated upon the completion of the Consumer Health Business Transfer and the Kenvue IPO.

In connection with the issuance of the 2023 Senior Notes, the Company entered into a registration rights agreement with the initial purchasers, pursuant to which the Company was obligated to use commercially reasonable efforts to file with the Securities and Exchange Commission (the “SEC”) and cause to become effective a registration statement with respect to an offer to exchange each series of the 2023 Senior Notes for registered notes with terms that are substantially identical in all material respects to the notes of such series. On October 19, 2023, the Company completed an exchange offer of its outstanding unregistered Senior Notes (the “Original Senior Notes”) for new notes registered pursuant to the Securities Act (the “Exchange Senior Notes”). The terms of each series of the Exchange Senior Notes are substantially identical to the terms of the applicable series of Original Senior Notes, except the Exchange Senior Notes are registered under the Securities Act, and certain transfer restrictions, registration rights, and provisions relating to additional interest relating to the Company’s registrations do not apply to the Exchange Senior Notes. As a result of this exchange, the Company incurred filing and legal fees that were not significant, which the Company capitalized as debt issuance costs.

On May 22, 2025, the Company issued a series of senior unsecured notes maturing in 2032 (the “2025 Senior Notes” and, collectively with the 2023 Senior Notes, the “Senior Notes”) in an aggregate principal amount of $750 million, which bear an interest rate of 4.850% per annum. The interest payments on the 2025 Senior Notes are due on May 22 and November 22 of each year and commenced on November 22, 2025.

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

The Company’s Senior Notes are governed by an indenture and supplemental indentures between the Company and a trustee (collectively, the “Indenture”). The Indenture contains certain covenants, including limitations on the Company and certain of its subsidiaries’ ability to incur liens or engage in certain sale-leaseback transactions. The Indenture also contains restrictions on the Company’s ability to consolidate, merge, or sell substantially all of its assets. In addition, the Indenture contains other customary terms, including certain events of default, upon the occurrence of which the Senior Notes may be declared immediately due and payable.

The weighted-average effective interest rate of the Company’s long-term debt was 5.1% as of both December 28, 2025 and December 29, 2024. The weighted-average effective interest rate of the Company’s current portion of long-term debt was 5.4% and 5.5% as of December 28, 2025 and December 29, 2024, respectively.

The schedule of principal payments required on the Company’s Senior Notes for the five succeeding fiscal years, and thereafter, is as follows:

(Dollars in Millions)
2026	2027	2028	2029	2030	Thereafter
$750	$—	$1,000	$—	$1,000	$5,000

Commercial Paper Program

On March 3, 2023, the Company entered into a commercial paper program. The Company’s Board of Directors (the “Board”) has authorized the issuance of up to $4.0 billion in an aggregate principal amount of commercial paper under the commercial paper program. Any such issuance will mature within 364 days from date of issue. The commercial paper program contains representations and warranties, covenants, and defaults that are customary for this type of financing. The commercial paper notes issued under the commercial paper program are unsecured notes ranking at least pari passu with all of the Company’s other senior unsecured indebtedness.

Prior to the Kenvue IPO, the Company issued $1.25 billion under its commercial paper program which, collectively with the 2023 Senior Notes, are referred to as the “Debt Financing Transactions.” As of December 28, 2025, the Company had $699 million of outstanding balances under its commercial paper program, net of a related discount of $1 million. As of December 29, 2024, the Company had $797 million of outstanding balances under its commercial paper program, net of a related discount of $3 million.

The weighted-average effective interest rate of the Company’s commercial paper was 4.3% and 5.2% as of December 28, 2025 and December 29, 2024, respectively. The weighted-average maturities were less than 90 days as of both December 28, 2025 and December 29, 2024.

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

As of both December 28, 2025 and December 29, 2024, the Company had no outstanding balances under its Revolving Credit Facility.

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

Upon completion of the Kenvue IPO on May 8, 2023, the Facility Agreement was terminated and the balance of the loans, and all accrued interest, were repaid by J&J for a total cash inflow of $9.0 billion. The Company earned interest income of $33 million for the fiscal twelve months ended December 31, 2023 in relation to the Facility Agreement. The Company remitted this cash back to J&J as a distribution in connection with the Separation. The cash flows for the lending, and repayment, of the principal balance of the Facility Agreement are presented within cash flows from investing activities within the Consolidated Statement of Cash Flows. Cash inflows from the interest earned on the Facility Agreement are presented within Interest expense, net in the Consolidated Statement of Operations and are presented as cash inflows from operations within the Consolidated Statement of Cash Flows.

Interest Expense, Net

The amount included in Interest expense, net in the Consolidated Statements of Operations for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023 consisted of the following:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 28, 2025	December 29, 2024	December 31, 2023
Interest expense	$430	$431	$358
Interest income(1)	(51)	(53)	(108)
Interest expense, net	$379	$378	$250
(1) Includes interest income of $33 million for the fiscal twelve months ended December 31, 2023 recognized in relation to the Facility Agreement.

Fair Value of Debt

The Company’s debt was recorded at the carrying amount. The estimated fair value of the Company’s Senior Notes was $7.6 billion and $7.5 billion as of December 28, 2025 and December 29, 2024, respectively. Fair value was estimated based upon quoted market prices in active markets which would be considered Level 2 in the fair value hierarchy. The carrying value of the commercial paper notes approximated the fair value as of December 28, 2025 and December 29, 2024 due to the nature and short-term duration of the instrument.

Compliance with Covenants

As of December 28, 2025, the Company was in compliance with all debt covenants, and no default or event of default has occurred.

6. Employee-Related Obligations

As of December 28, 2025 and December 29, 2024, employee-related obligations recorded on the Consolidated Balance Sheets were:

(Dollars in Millions)	December 28, 2025	December 29, 2024
Pension benefits	$340	$339
Postretirement benefits	6	5
Severance benefits	47	35
Total employee-related obligations	393	379
Less: current benefits in Accrued liabilities	(53)	(37)
Total employee-related obligations—non-current	$340	$342

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

During the fiscal three months ended December 28, 2025, the trustees of the Consumer United Kingdom Pension Plan, a pension plan providing benefits to certain current and former employees in the United Kingdom (the “UK Pension Plan”), completed a full scheme buy-in transaction with a third-party insurance company. As part of the buy-in, previously held assets were liquidated and transferred to the insurance company in exchange for an annuity policy to mitigate future investment and longevity risk. The buy-in annuity policy remains an asset of the UK Pension Plan and is considered a Level 3 investment (as described below). The policy provides substantially all future benefit plan payments to the UK Pension Plan participants. However, the Company continues to retain the primary benefit obligation until a plan wind-up and buy-out is completed. Upon the completion of a buy-out, the Company would transfer full responsibility of the UK Pension Plan obligations to the insurance company, at which time the Company would derecognize the assets and liabilities of the UK Pension Plan and realize a settlement loss as a component of net periodic benefit cost. The Company intends to execute the buy-out conversion in fiscal year 2027.

Net periodic benefit costs for the Plans sponsored by the Company for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023 included the following components:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 28, 2025	December 29, 2024	December 31, 2023
Service cost	$32	$30	$21
Interest cost	28	28	26
Amortization of loss (gain)	7	3	(2)
Special events(1)	8	6	10
Expected return on plan assets	(35)	(34)	(25)
Total net periodic benefit cost	$40	$33	$30
(1) During the fiscal twelve months ended December 28, 2025 and December 29, 2024, the Company recognized settlement losses of $8 million and $6 million, respectively, associated with global workforce reductions in connection with the 2024 Multi-Year Restructuring Initiative (as defined in Note 19, “Restructuring Expenses and Operating Model Optimization Initiatives”). During the fiscal twelve months ended December 31, 2023, the Company converted a defined benefit plan to a defined contribution plan, which resulted in a settlement loss of $14 million, partially offset by a curtailment gain of $4 million.

The service cost component of net periodic benefit cost is presented in the same financial statement line items in the Consolidated Statements of Operations where other employee compensation costs are reported, including Cost of sales and Selling, general, and administrative expenses. The special events component of net periodic benefit cost for the fiscal twelve months ended December 28, 2025 and December 29, 2024 is presented as part of Restructuring expenses in the Consolidated Statement of Operations. All other components of net periodic benefit cost are presented as part of Other expense, net in the Consolidated Statements of Operations.

The following table provides the weighted-average actuarial assumptions related to the Plans sponsored by the Company for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023:

	Fiscal Twelve Months Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Net Periodic Benefit Cost
Service cost discount rate	2.5%	2.6%	3.4%
Interest cost discount rate	3.7%	3.6%	4.6%
Rate of increase in compensation levels	3.3%	3.3%	3.3%
Expected long-term rate of return on plan assets	6.0%	5.5%	5.5%
Benefit Obligation
Discount rate	4.1%	3.8%	3.6%
Rate of increase in compensation tables	3.3%	3.3%	3.3%

The Company’s discount rates are determined by considering current yield curves representing high-quality, long-term fixed income instruments. The resulting discount rates are consistent with the duration of plan liabilities. The Company’s methodology in determining service and interest cost uses duration-specific spot rates along that yield curve to the Plans’ liability cash flows.

The expected rates of return on plan asset assumptions represent the Company’s assessment of long-term returns on diversified investment portfolios globally. The assessment is determined using projections from external financial sources, long-term historical averages, actual returns by asset class, and the various asset class allocations by market.

The following table sets forth information related to the benefit obligation and the fair value of plan assets for the fiscal twelve months ended December 28, 2025 and December 29, 2024 for the Plans sponsored by the Company:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 28, 2025	December 29, 2024
Change in Benefit Obligation
Projected benefit obligation—beginning of fiscal year	$786	$829
Service cost	32	30
Interest cost	28	28
Actuarial gain(1)	(26)	(39)
Plan participants’ contributions	7	6
Curtailments, settlements, and restructuring	(41)	(39)
Benefits paid from plan assets	(18)	(15)
Effect of exchange rates	80	(42)
Other	(16)	28
Projected benefit obligation—end of fiscal year	$832	$786
Change in Plan Assets
Plan assets at fair value—beginning of fiscal year	$526	$535
Company contributions	28	31
Plan participants’ contributions	7	6
Benefits paid from plan assets	(18)	(15)
Actual return on plan assets	22	21
Curtailments, settlements, and restructuring	(41)	(29)
Effect of exchange rates	48	(23)
Plan assets at fair value—end of fiscal year	$572	$526
Funded status—end of fiscal year	$(260)	$(260)
Amounts recognized on the Consolidated Balance Sheets consist of the following:
Other assets	$86	$84
Accrued liabilities	(11)	(9)
Employee-related obligations	(335)	(335)
Total recognized on the Consolidated Balance Sheets—end of fiscal year	$(260)	$(260)
Amounts recognized in Accumulated other comprehensive loss consist of the following:
Net actuarial loss	$159	$170
Prior service cost	(1)	(5)
Total before tax effects	$158	$165

Accumulated benefit obligations—end of fiscal year	$746	$686
(1) The actuarial gain in the fiscal twelve months ended December 28, 2025 and December 29, 2024 were both primarily related to an increase in the discount rate.

The amounts recognized in net periodic benefit cost and Other comprehensive income (loss) related to the Plans sponsored by the Company for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023 were as follows:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 28, 2025	December 29, 2024	December 31, 2023
Net periodic benefit cost	$40	$33	$30
Net actuarial (gain) loss	(8)	(36)	118
Amortization of net actuarial (gain) loss	(14)	(9)	4
Effect of exchange rates	15	(7)	9
Total (income) loss recognized in Other comprehensive income (loss), before tax	(7)	(52)	131
Total recognized in net periodic benefit cost and Other comprehensive income (loss)	$33	$(19)	$161

The Plans are funded in accordance with local regulations. Additional discretionary contributions are made when deemed appropriate to meet the long-term obligations of the Plans. For certain plans, funding is not a common practice, as funding provides no economic benefit, and consequently, these plans are not funded.

The schedule of projected future benefit payments from the Plans sponsored by the Company for the ten succeeding fiscal years is as follows:

(Dollars in Millions)
2026	2027	2028	2029	2030	2031-2035
$40	$39	$41	$42	$45	$261

The Company currently has $15 million in projected benefit plan contributions.

The Company’s investment objective is to generate investment returns that provide adequate assets to meet current and future benefit obligations. The investment objectives are achieved through diversification of the retirement plan assets and management of liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. Plan assets are diversified by asset class in order to reduce volatility of overall results and to take advantage of various investment opportunities. The Company’s retirement plan assets as of December 28, 2025 were primarily comprised of debt instruments, equity securities, buy-in annuity policies, and other assets. Other assets are mainly comprised of monetary assets such as cash, insurance contracts, and insured benefits to employees allocated from a pension trustee. The Company further invests in commingled funds that are actively investing with a focus to meet the allocation and risk exposure by focusing on debt or equity securities. The increased volatility associated with equity securities that generate higher expected returns are offset by long-duration fixed-income securities that help reduce the volatility of the overall portfolio. Investment risk exposure is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and continued monitoring through investment portfolio reviews.

The asset allocation as of December 28, 2025 and December 29, 2024 and target allocations for 2026 related to the Plans sponsored by the Company are as follows:

	Percent of Plan Assets		Target Allocation
	December 28, 2025	December 29, 2024	2026
Debt instruments	8%	49%	8%
Equity securities	14	14	13
Buy-in annuity policies	45	—	45
Other assets	33	37	34
Total plan assets	100%	100%	100%

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
•Buy-in annuity policies—Buy-in annuity policy values are determined on a replacement policy value basis by discounting the projected cash flows of the plan members using a discount rate based upon the risk-free rate adjusted for the estimated insurer premium and credit risk. Fair value of the UK Pension Plan buy-in annuity is set equal to the estimated contract value. These assets are categorized as Level 3.
•Other assets—Other assets include cash and money markets held within an account that guarantee a fixed percentage return. Substantially all cash and monetary assets are classified within Level 1 of the valuation hierarchy. As of December 28, 2025 and December 29, 2024, insurance contracts with a defined return are classified as Level 3 assets within the valuation hierarchy. Other assets also include insured benefits to employees allocated from a pension trustee. The value of these assets is determined based on the vested value of the underlying employee obligations multiplied by the publicly available coverage ratio of the trustee. These assets are categorized as Level 3.

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

The following tables set forth the Plans’ investments measured at fair value as of December 28, 2025 and December 29, 2024:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets Measured at NAV	Total Assets
(Dollars in Millions)	December 28, 2025
Debt instruments	$—	$11	$—	$—	$11
Equity securities	1	—	—	—	1
Buy-in annuity policies	—	—	256	—	256
Other assets	80	—	175	—	255
Commingled funds	—	41	—	8	49
Total investments at fair value	$81	$52	$431	$8	$572

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)	Assets Measured at NAV	Total Assets
(Dollars in Millions)	December 29, 2024
Debt instruments	$—	$223	$—	$—	$223
Equity securities	8	—	—	—	8
Other assets	44	—	151	—	195
Commingled funds	—	92	—	8	100
Total investments at fair value	$52	$315	$151	$8	$526
(1) The activity of the Level 3 other assets was not significant.

The changes in plan assets valued using significant unobservable inputs (Level 3) were as follows for the fiscal twelve months ended December 28, 2025:

	Buy-in Annuity Policy Contract Plan Assets	Other Assets
	Fiscal Twelve Months Ended
(Dollars in Millions)	December 28, 2025
Fair value of plan assets, beginning of fiscal year	$—	$151
Net realized and unrealized gains	—	9
Net purchases, issuances, and settlements(1)	250	(7)
Currency translation	6	22
Fair value of plan assets, end of fiscal year	$256	$175
(1) Net purchases, issuances, and settlements primarily related to the purchase of the UK Pension Plan buy-in annuity policy.

Participation in J&J Plans

Prior to the Separation, the Company’s employees participated in J&J’s defined benefit pension plans, which covered eligible employees in the United States and certain foreign jurisdictions. J&J also provided medical benefits, principally to its U.S. retirees and their dependents, through its other postretirement benefit plans. J&J’s defined benefit pension plans were accounted for as multiemployer pension plans, and assets and liabilities associated with these plans were not reflected on the Consolidated Balance Sheets. After the Separation, the Company no longer had any multiemployer plans, as they were all converted to a multiple-employer pension plan or a single-employer pension plan. The Consolidated Statement of Operations for the fiscal twelve months ended December 31, 2023 includes expense allocations for these benefits, which were determined using a proportional allocation method. Total benefit plan expense allocated to the Company amounted to $17 million for the fiscal twelve months ended December 31, 2023. No allocations were made subsequent to the fiscal three months ended July 2, 2023, during which Kenvue became a fully independent company.

In connection with the Separation, J&J has provided participation rights for a 15-year period for certain employees to continue receiving the pension benefits within the United States and Canada. As a result of this benefit provided to Kenvue employees, an asset has been recorded on the Consolidated Balance Sheet during the fiscal twelve months ended December 31, 2023 in the amount of $94 million that will be amortized straight-line over the 15-year period ended 2039.

Savings Plan

The Company has 401(k) savings plans designed to enhance the existing retirement programs covering eligible employees. The Company matches a percentage of each employee’s contributions consistent with the provisions of the plan for which they are eligible. Total contributions attributable to the Company’s employees were $121 million, $108 million, and $46 million for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.

Post-Employment Benefit Plans

Prior to the Separation, J&J maintained a post-employment benefit plan to provide limited benefits to its former employees, including former employees of the Company, if they were involuntarily terminated. The duration of these benefits was generally based on the employee’s term of service with J&J, and included both severance compensation and other benefits, including medical coverage. The post-employment plan was published and was considered a benefit to employees which was earned over the employee’s term of service. As a result, J&J recognized the cost of this benefit as it was earned by the employee as required by ASC 712, Compensation—non-retirement post-employment benefits. The cost of this benefit allocated to the Company in the fiscal twelve months ended December 31, 2023 was approximately $18 million and is reflected as an expense in the Consolidated Statement of Comprehensive Income. No allocations were made subsequent to the fiscal three months ended July 2, 2023, during which Kenvue became a fully independent company.

8. Leases

The Company has operating leases primarily for space, vehicles, and manufacturing equipment. In connection with the Separation, J&J and Kenvue also entered into various lease agreements, in which the Company subleased properties from J&J. The Company has finance leases, which primarily include the Company’s new global and North America corporate headquarters in Summit, New Jersey (as described in the “—Global and North America Headquarters Lease” section below). The Company did not have significant finance leases during the fiscal twelve months ended December 31, 2023. The Company’s lease agreements do not contain any significant residual value guarantees or restrictive covenants.

Global and North America Headquarters Lease

On April 20, 2023, the Company entered into a long-term lease for a newly renovated global and North America corporate headquarters building and a newly constructed research and development building in Summit, New Jersey (the “Global and North America Headquarters Lease”). In March 2025, the Company began operating out of the new global and North America corporate headquarters. The relocation to this new campus from multiple U.S.-based locations will continue through 2026 when the new research and development building is expected to be complete. When construction is completed, the campus will encompass approximately 290,000 square feet. The Global and North America Headquarters Lease collectively includes the lease associated with the global and North America corporate headquarters building (the “Corporate Office Lease”), the lease associated with the land where the research and development building is under construction (the “State-of-the-Art Lab Facility Lease”), and the lease associated with land used for amenities (the “Amenities Lease”).

The Corporate Office Lease and the State-of-the-Art Lab Facility Lease, each accounted for as a finance lease, commenced in January 2024 and May 2024, respectively. Each lease includes an initial term of 15 years as well as renewal options, which the Company is reasonably certain to exercise, that will extend the term of each lease through 2060. Each finance lease liability was calculated utilizing an incremental borrowing rate of 4.75% to discount lease payments over the expected term. The Amenities Lease, also accounted for as a finance lease, commenced in October 2025.

ROU Assets and Lease Liabilities

As of December 28, 2025 and December 29, 2024, ROU assets and lease liabilities associated with the Company’s operating leases and finance leases were included on the Consolidated Balance Sheets as follows:

	Operating Leases		Finance Leases
(Dollars in Millions)	December 28, 2025(1)	December 29, 2024(2)	December 28, 2025	December 29, 2024
ROU assets included in:
Property, plant, and equipment, net	$—	$—	$114	$111
Other assets	151	111	—	—
Total ROU assets	$151	$111	$114	$111
Lease liabilities included in:
Accrued liabilities	$43	$36	$—	$—
Loans and notes payable	—	—	2	2
Long-term debt	—	—	133	119
Other liabilities	107	76	—	—
Total lease liabilities	$150	$112	$135	$121
(1) Includes leases with J&J of $26 million of ROU assets, $11 million of current lease liabilities, and $15 million of non-current lease liabilities.
(2) Includes leases with J&J of $35 million of ROU assets, $11 million of current lease liabilities, and $24 million of non-current lease liabilities.

Lease Cost

The operating lease costs for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023 were as follows:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 28, 2025	December 29, 2024	December 31, 2023
Operating lease costs	$50	$48	$48

For the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023, sublease income and variable operating lease costs were not significant. For the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023, finance lease costs, including amortization of ROU assets and interest on lease liabilities, were not significant.

Maturity of Lease Liabilities

The schedule of payments required on the Company’s operating leases and finance leases for the five succeeding fiscal years, and thereafter, is as follows:

Fiscal Twelve Months Ended
(Dollars in Millions)	Operating Leases	Finance Leases	Total
2026	$48	$1	$49
2027	36	4	40
2028	26	7	33
2029	17	7	24
2030	10	7	17
Thereafter	32	253	285
Total	169	279	448
Less: Imputed interest	19	144	163
Total current and non-current lease liabilities	$150	$135	$285

Other Information

Cash paid for amounts included in the measurement of lease liabilities related to operating leases for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023 was as follows:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 28, 2025	December 29, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$59	$50	$49

For the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023, cash paid for amounts included in the measurements of lease liabilities related to finance leases was not significant.

ROU assets obtained in exchange for new lease liabilities related to operating leases and finance leases for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023 was as follows:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 28, 2025	December 29, 2024	December 31, 2023
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$80	$27	$120
Finance leases	$9	$109	*
* The Company did not have significant finance leases during the fiscal twelve months ended December 31, 2023.

Lease Term and Discount Rate

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company’s operating and finance leases, excluding short-term leases, as of December 28, 2025, December 29, 2024, and December 31, 2023.

	December 28, 2025	December 29, 2024	December 31, 2023
Weighted-average remaining lease term:
Operating leases	6 years	5 years	5 years
Finance leases	34 years	35 years	*
Weighted-average discount rate:
Operating leases	4.8%	3.9%	3.6%
Finance leases	4.9%	5.0%	*
* The Company did not have significant finance leases during the fiscal twelve months ended December 31, 2023.

9. Accrued and Other Liabilities

As of December 28, 2025 and December 29, 2024, Accrued liabilities and Other liabilities, respectively, consisted of:

(Dollars in Millions)	December 28, 2025	December 29, 2024
Accrued expenses	$428	$368
Accrued compensation and benefits	343	325
Operating lease liabilities	43	36
Tax indemnification liability(1)	22	82
Other accrued liabilities	323	321
Total accrued liabilities	$1,159	$1,132

(Dollars in Millions)	December 28, 2025	December 29, 2024
Accrued income taxes	$219	$185
Operating lease liabilities	107	76
Tax indemnification liability(1)	135	143
Other accrued liabilities	140	132
Total other liabilities	$601	$536
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

10. Accumulated Other Comprehensive Loss

The following table summarizes the changes in the accumulated balances for each component of Accumulated other comprehensive loss during the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023:

(Dollars in Millions)	Foreign Currency Translation	Employee Benefit Plans(1)	Gain on Derivatives and Hedges(2)	Total Accumulated Other Comprehensive Loss
January 1, 2023	$(5,476)	$12	$9	$(5,455)
Other comprehensive income (loss) before reclassifications	219	(181)	66	104
Amounts reclassified to the Consolidated Statement of Operations	—	2	(28)	(26)
Net current period Other comprehensive income (loss)	219	(179)	38	78
December 31, 2023	(5,257)	(167)	47	(5,377)
Other comprehensive (loss) income before reclassifications	(783)	29	(6)	(760)
Amounts reclassified to the Consolidated Statement of Operations	—	8	(17)	(9)
Net current period Other comprehensive (loss) income	(783)	37	(23)	(769)
December 29, 2024	(6,040)	(130)	24	(6,146)
Other comprehensive income (loss) before reclassifications	1,178	(9)	27	1,196
Amounts reclassified to the Consolidated Statement of Operations	—	14	(23)	(9)
Net current period Other comprehensive income	1,178	5	4	1,187
December 28, 2025	$(4,862)	$(125)	$28	$(4,959)
(1) Net change for the fiscal twelve months ended December 31, 2023 includes Separation adjustments of $77 million in connection with transfers of certain pension plans by J&J to the Company.
(2) For the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $4 million, $(23) million, and $38 million, respectively, related to its cash flow hedge portfolio.

Amounts in Accumulated other comprehensive loss are presented net of the related tax impact. Foreign currency translation is not adjusted for income taxes where it relates to permanent investments in international operations. For additional details on comprehensive income, see the Consolidated Statements of Comprehensive Income.

The provision (benefit) for taxes allocated to the components of Accumulated other comprehensive loss before reclassification for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023 was as follows:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 28, 2025	December 29, 2024	December 31, 2023
Foreign currency translation	$(13)	$(6)	$(12)
Employee benefit plans	2	14	50

The provision (benefit) for taxes allocated to gain on derivatives and hedges before reclassifications was $4 million and $11 million for the fiscal twelve months ended December 28, 2025 and December 29, 2024, respectively. The provision (benefit) for taxes allocated to gain on derivatives and hedges before reclassifications was not significant for the fiscal twelve months ended December 31, 2023. The provision (benefit) for taxes allocated to the reclassifications from Accumulated other comprehensive loss to the Consolidated Statements of Operations was not significant for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023.

11. Stock-Based Compensation

J&J Plans and Conversion of J&J Awards

J&J’s 2012 Long-Term Incentive Plan (the “J&J 2012 Plan”) expired on April 26, 2022. Prior to that expiration, on March 7, 2022, J&J’s Board of Directors approved the 2022 Long-Term Incentive Plan (the “J&J 2022 Plan,” together with the J&J 2012 Plan, the “J&J Plans”). The J&J 2022 Plan became effective subsequent to the expiration of the J&J 2012 Plan. The J&J Plans provide for the grant of stock options, RSUs, PSUs, other stock-based awards, and cash awards to employees and directors, including the Company’s personnel. Stock-based compensation granted pursuant to the J&J Plans was denominated in shares of J&J’s common stock. As such, all awards granted subsequent to the effective date of the J&J 2022 Plan and prior to the completion of the Exchange Offer were issued under the J&J 2022 Plan.

On August 23, 2023 (the “Conversion Date”), J&J equity-based awards held by Kenvue employees were accounted for as if they were forfeited by J&J and generally replaced by Kenvue equity-based awards under the Kenvue 2023 Plan (see “—Kenvue 2023 Plan” below for additional details) with terms consistent to those applicable to the J&J awards, subject to adjustments to the number of underlying awards and option exercise prices to preserve the award’s value, except for certain performance-based awards that were replaced with Kenvue RSU awards. The awards were converted using the conversion ratio that was determined in accordance with the employee matters agreement entered into with J&J. This change in the awards was considered to be a modification for accounting purposes. As part of the deemed forfeiture of the J&J awards, the J&J performance criteria applicable to any outstanding performance-based awards were deemed satisfied at the target level, unless two years of service were completed in the performance period, in which case performance was deemed satisfied at the level of actual performance for such years. All other vesting terms and conditions were not affected by the conversion. Upon the conversion, there were 69,438,910 shares of common stock underlying the converted awards that were eligible to be issued under the Kenvue 2023 Plan. The terms of the converted Kenvue awards are as follows:

Conversion of RSUs

On the Conversion Date, the Company was deemed to have issued 12.5 million RSUs with an incremental cost of $283 million. These awards have vesting dates extending through August 2026. These RSUs provide for accelerated vesting in certain change-in-control scenarios.

The incremental cost of each RSU replaced was estimated based on the fair value of the Company’s common stock at the deemed Conversion Date, adjusted to reflect that the RSUs do not have dividend participation rights through the vesting date (using a dividend rate assumption consistent with the assumption disclosed within the table below).

Conversion of Stock Options

On the Conversion Date, the Company was deemed to have issued 57 million non-qualified stock options and incentive stock options with an incremental cost of $198 million. These stock options were deemed granted with an exercise price equal to the original exercise price provided within the original J&J awards, as modified by the conversion ratio described above. All stock options will be vested by January 2027. These stock options provide for accelerated vesting in certain change-in-control scenarios.

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

Kenvue 2023 Plan

In March 2023, the Company’s Board approved the 2023 Long-Term Incentive Plan (the “Kenvue 2023 Plan”) which provides for the grant of non-qualified stock options, incentive stock options, RSUs, PSUs, other stock-based awards, and cash awards to eligible employees, non-employee directors, independent contractors, and consultants of the Company and its subsidiaries and affiliated entities. Stock-based compensation granted pursuant to the Kenvue 2023 Plan is denominated in shares of Kenvue common stock. The Kenvue 2023 Plan was approved by J&J, as sole shareholder of the Company, prior to the Kenvue IPO and became effective in May 2023. The maximum aggregate number of shares of common stock that was approved for issuance under the Kenvue 2023 Plan was 188,897,256. 69,438,910 shares underlying awards converted from J&J awards to Kenvue awards (as described in “—J&J Plans and Conversion of J&J Awards” above) will not reduce the maximum aggregate number of shares of common stock that may be issued under the Kenvue 2023 Plan. To meet share requirements resulting from the exercise of stock options and the vesting of RSUs and PSUs, the Company may use either authorized and unissued shares or shares of treasury stock. Since the inception of the Kenvue 2023 Plan, all issuances resulting from the exercise of stock options and the vesting of RSUs and PSUs were issued from the authorized and unissued Kenvue 2023 Plan share pool.

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

The components and classification of stock-based compensation expense for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023, were as follows:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 28, 2025	December 29, 2024	December 31, 2023(4)
Stock options	$41	$84	$90
RSUs	97	152	76
PSUs(1)	(2)	18	22
Total stock-based compensation expense(2)	$136	$254	$188
Cost of sales(3)	$26	$100	$67
Selling, general, and administrative expenses(3)	110	154	121
Total stock-based compensation expense(2)	$136	$254	$188
(1) The reversal in stock-based compensation expense attributable to PSUs during the fiscal twelve months ended December 28, 2025 is primarily driven by a reduction in the estimated achievement of the specified performance metrics for certain Performance PSUs.
(2) The decrease in stock-based compensation expense during the fiscal twelve months ended December 28, 2025 as compared to the fiscal twelve months ended December 29, 2024 was driven primarily by forfeitures of unvested stock-based awards and the vesting of J&J stock-based awards that were converted into Kenvue awards, which had a higher grant date fair value and shorter expense attribution period as compared to stock-based awards outstanding as of December 28, 2025.
(3) During the fiscal three months ended March 30, 2025, the Company made a refinement to the methodology of its stock-based compensation expense allocations, which resulted in a reduction to Cost of sales and an increase to Selling, general, and administrative expenses for the fiscal twelve months ended December 28, 2025 as compared to the fiscal twelve months ended December 29, 2024 and December 31, 2023.
(4) Stock-based compensation expense includes $2 million for the fiscal twelve months ended December 31, 2023 of allocated charges from J&J based on percentage attribution related to J&J employees providing services to the Company. No allocations were made subsequent to the fiscal three months ended July 2, 2023, during which Kenvue became a fully independent company.

The Company’s unrecognized stock-based compensation expense and the related weighted-average remaining requisite service periods for stock options, RSUs, and PSUs outstanding as of December 28, 2025 were as follows:

(Dollars in Millions)
Stock Options	December 28, 2025
Unrecognized stock-based compensation expense	$38
Weighted-average remaining requisite service period	1.09 years
RSUs
Unrecognized stock-based compensation expense	$100
Weighted-average remaining requisite service period	1.45 years
PSUs(1)
Unrecognized stock-based compensation expense	$5
Weighted-average remaining requisite service period	0.79 years
(1) Unrecognized stock-based compensation expense and the related weighted-average remaining requisite service period for the Performance PSUs is calculated based on the Company’s best estimate of achievement of the specified performance metrics.

Stock Options

Under the Kenvue 2023 Plan, Kenvue grants stock options which expire 10 years from the grant date and vest over service periods that range from six months to four years. All stock options are granted using the closing price of Kenvue common stock on the New York Stock Exchange on the grant date.

The grant date fair value of each stock option granted is estimated on the grant date using the Black-Scholes option valuation model. The weighted-average assumptions used in calculating the grant date fair value of stock options granted during the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023, were as follows:

	Fiscal Twelve Months Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Expected volatility(1)	22.7%	21.3%	20.8%
Expected dividend yield(2)	3.7%	3.9%	3.5%
Risk-free rate(3)	4.1%	4.1%	4.5%
Expected term(4)	6 years	6 years	6 years
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
(4) For stock options granted under the Kenvue 2023 Plan during the fiscal twelve months ended December 28, 2025 and December 29, 2024, expected term is calculated as the average of the vesting periods and the contractual terms of the stock options given the lack of trading history of Kenvue common stock as of the time of valuation. For stock options granted under the Kenvue 2023 Plan during the fiscal twelve months ended December 31, 2023, expected term was consistent with the historical experiences of J&J for awards similar to those in the Kenvue population. For stock options granted under the J&J Plans, expected term was calculated based on J&J’s historical data.

A summary of stock option activity under the Kenvue 2023 Plan during the fiscal twelve months ended December 28, 2025 is presented below:

				Aggregate Intrinsic Value
(Options in Thousands)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	(Dollars in Millions)
Options outstanding as of December 29, 2024	66,885	$20.42	6.9 years	$95
Options granted	9,826	23.29
Options exercised	(6,413)	19.55
Options canceled/forfeited	(7,177)	21.37
Options outstanding as of December 28, 2025	63,121	$20.85	6.2 years	$5

Options exercisable as of December 28, 2025	39,814	$20.68	5.1 years	$5

The weighted-average grant date fair value of stock options granted was $4.20, $3.17, and $3.82 in the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively. The total intrinsic value of stock options exercised was $24 million, $21 million, and $96 million in the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively. Cash proceeds received from the exercise of stock options was $122 million in the fiscal twelve months ended December 28, 2025. The tax benefit associated with cash proceeds received from the exercise of stock options was $5 million in the fiscal twelve months ended December 28, 2025.

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

The grant date fair value of each Performance PSU granted, inclusive of the fair value associated with the achievement of the specified performance metrics and the relative total shareholder return goal, is estimated on the grant date using the Monte Carlo valuation model. The weighted-average assumptions used in calculating the fair value of Performance PSUs granted during the fiscal twelve months ended December 28, 2025 and December 29, 2024 were as follows:

	Fiscal Twelve Months Ended
	December 28, 2025	December 29, 2024
Expected volatility(1)	22.5%	21.3%
Risk-free rate(2)	3.8%	4.3%
(1) Expected volatility is based on the historical volatility of a selected group of the Company’s peers and other factors over the prior three fiscal years.
(2) Risk-free rate is based on the U.S. Treasury yield curve in effect as of the grant date for Performance PSUs granted.

Under the Kenvue 2023 Plan, the Company granted PSUs with only market-based vesting conditions during the fiscal twelve months ended December 31, 2023 (the “Market PSUs”). The Market PSUs are paid in shares of Kenvue’s common stock after the end of a three-year performance period. The vesting of Market PSUs is tied to the completion of service periods that range from one year to three years and the achievement, over a three-year period, of relative total shareholder return for Kenvue common stock. The number of shares earned at the end of the three-year period will vary, based on actual performance, from 0% to 200% of the target number of Market PSUs granted. The grant date fair value of each Market PSU granted, inclusive of the fair value associated with the relative total shareholder return goal, was estimated on the grant date using the Monte Carlo valuation model.

Under the J&J Plans, J&J granted PSUs, which were paid in shares of J&J common stock after the end of a three-year performance period. The vesting of these PSUs was tied to the completion of service periods that ranged from six months to three years and the achievement, over a three-year period, of two equally weighted goals that directly aligned with or helped drive long-term J&J shareholder return: adjusted operational earnings per share and relative total shareholder return. The number of shares earned at the end of the three-year period varied, based on actual performance, from 0% to 200% of the target number of PSUs granted. The grant date fair value for the net income per share goal of each PSU was estimated on the grant date using the fair market value of J&J shares at the grant date, discounted by the expected dividend yield, as the PSUs did not have dividend participation rights during the vesting period, and the fair value for the relative total shareholder return of each PSU was estimated on the grant date using the Monte Carlo valuation model. As discussed in “—J&J Plans and Conversion of J&J Awards” above, the PSUs granted under the J&J Plans were replaced with Kenvue RSU awards, and as such, there are none outstanding following the Conversion Date.

Restricted Stock Unit and Performance Stock Unit Activity

A summary of unvested RSU and PSU activity under the Kenvue 2023 Plan during the fiscal twelve months ended December 28, 2025 is presented below:

(Shares in Thousands)	Outstanding Restricted Stock Units	Weighted-Average Grant Date Fair Value	Outstanding Performance Stock Units	Weighted-Average Grant Date Fair Value
Shares as of December 29, 2024	13,633	$20.77	2,675	$21.43
Granted	4,966	23.16	1,319	25.44
Issued	(7,121)	21.46	(2)	23.22
Canceled/forfeited	(1,537)	21.32	(1,093)	22.80
Change due to performance and/or market condition achievement	—	—	(1,809)	21.97
Shares as of December 28, 2025	9,941	$21.31	1,090	$22.61

The weighted-average grant date fair value of RSUs granted was $19.10 and $20.37 in the fiscal twelve months ended December 29, 2024 and December 31, 2023, respectively. The aggregate fair value of RSUs issued was $125 million and $1 million in the fiscal twelve months ended December 29, 2024 and December 31, 2023, respectively.

The weighted-average grant date fair value of PSUs granted was $18.61 and $23.57 in the fiscal twelve months ended December 29, 2024 and December 31, 2023, respectively. The aggregate fair value of PSUs issued was $0 million for both the fiscal twelve months ended December 29, 2024 and December 31, 2023.

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

Cost Allocations from J&J Prior to Kenvue IPO

Prior to the Kenvue IPO, J&J provided significant support functions to the Company. The Consolidated Financial Statements reflect an allocation of these costs. Similarly, certain of the Company’s operations provided support to J&J’s affiliates and related costs for support were charged to J&J’s affiliates. Allocated costs included in Cost of sales in the Consolidated Statement of Operations related to enterprise-wide support primarily consisting of facilities, insurance, logistics, quality, and compliance, which were predominantly allocated based on Net sales. Allocated costs included in Selling, general, and administrative expenses primarily related to finance, human resources, benefits administration, procurement support, information technology, legal, corporate strategy, corporate governance, other professional services, and general commercial support functions, and were predominantly allocated based on Net sales or headcount. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Basis of Presentation.”

Prior to Kenvue becoming a fully independent company, the allocations (excluding stock-based compensation expense), net of costs charged to J&J’s affiliates reflected in the Consolidated Statement of Operations for the fiscal twelve months ended December 31, 2023 were:

Fiscal Twelve Months Ended
(Dollars in Millions)	December 31, 2023
Cost of sales	$25
Selling, general, and administrative expenses	120
Total costs allocated	$145

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

Net Transfers to J&J

Net transfers to J&J are included in Net Investment from J&J in the Consolidated Statement of Stockholders’ Equity and within financing activities in the Consolidated Statement of Cash Flows and represent the net effect of transactions between the Company and J&J. No transactions were recorded in Net transfers to J&J subsequent to the fiscal three months ended July 2, 2023, during which Kenvue became a fully independent company.

The components of Net transfers to J&J for the fiscal twelve months ended December 31, 2023 were:

Fiscal Twelve Months Ended
(Dollars in Millions)	December 31, 2023
Cash pooling and general financing activities	$(446)
Corporate cost allocations	145
Taxes deemed settled with J&J	27
Net transfers to J&J as reflected in the Consolidated Statement of Cash Flows	$(274)
Other(1)	(34)
Net transfers to J&J as reflected in the Consolidated Statement of Stockholders’ Equity	$(308)
(1) Other primarily relates to the impact of the change in accounting principle for Global Intangible Low-Tax Income (“GILTI”).

Transactions with J&J, Including the Separation Agreement

In connection with the Separation, Kenvue entered into various agreements with J&J, including the Separation Agreement, which created a framework for the Company’s ongoing relationship with J&J following the completion of the Kenvue IPO. In connection with the terms of the Separation Agreement, certain assets and liabilities included on the pre-Separation balance sheet were retained by J&J and certain assets and liabilities not included on the pre-Separation balance sheet were transferred to Kenvue. Separation-related adjustments have been recognized in Net Investment from J&J, the net impact of which resulted in an increase in net assets and total equity by $91 million for the fiscal twelve months ended December 31, 2023. The impact on net assets primarily represents 1) recognition of balances with J&J including indemnification matters, 2) changes to income tax assets and liabilities as a result of change in the basis of presentation, 3) contribution of certain liabilities including pension and employee-related obligations from J&J, 4) the retention of assets and liabilities by J&J of certain Deferred Local Businesses (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Variable Interest Entities and Net Economic Benefit Arrangements”), and 5) other assets and liability transfers between Kenvue and J&J in connection with the Separation.

The agreements entered into with J&J include, but are not limited to:

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

The Company had the following balances and transactions with J&J and its affiliates, primarily in connection with the Tax Matters Agreement, Transition Services Agreement, and the Transition Manufacturing Agreement, reported in the Consolidated Financial Statements:

(Dollars in Millions)	December 28, 2025	December 29, 2024
Prepaid expenses and other receivables	$21	$109
Accounts payable and Accrued liabilities	$136	$270
Other assets	$91	$78
Other liabilities	$139	$143

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 28, 2025	December 29, 2024	December 31, 2023
Cost of sales	$168	$203	$148
Selling, general, and administrative expenses	$9	$203	$189

In April 2025, the Company completed its Transition Services Agreement program. Consistent with the program’s plan, the Company finalized the exit of more than 2,300 transition services.

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

The Company had a net liability to J&J totaling approximately $61 million and $104 million for income and non-income indemnification tax payables and refunds, unrecognized tax benefits, and associated interest due as Prepaid expenses and other receivables and Accrued liabilities for current assets and current liabilities, respectively, and to Other assets and Other liabilities for non-current assets and non-current liabilities, respectively, on the Consolidated Balance Sheets as of December 28, 2025 and December 29, 2024, respectively.

Debt Financing Transactions and Kenvue IPO Consideration

During the fiscal six months ended July 2, 2023, the Company received debt proceeds of approximately $7.7 billion from the issuance of the 2023 Senior Notes and received initial proceeds from its commercial paper program of $1.2 billion. The Company loaned the total proceeds to J&J through the Facility Agreement. Upon the completion of the Kenvue IPO on May 8,

2023, the Facility Agreement was terminated and the balance of the loans, and all accrued interest, were repaid by J&J for a total cash inflow of $9.0 billion. The Company remitted this cash back to J&J as a distribution in connection with the Separation.

13. Other Operating (Income) Expense, Net and Other Expense, Net

Other operating (income) expense, net for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023 consisted of:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 28, 2025	December 29, 2024	December 31, 2023
Litigation expense	$5	$4	$26
Royalty income	(37)	(34)	(35)
Impact of Deferred Markets(1)	38	59	28
Contingent liability reversal(2)	—	—	(45)
Gain on Skillman held for sale asset(3)	(17)	—	—
Other(4)	(12)	(3)	16
Total other operating (income) expense, net	$(23)	$26	$(10)
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
(3) Relates to the gain recognized on the sale of the Skillman, New Jersey, facility during the fiscal three months ended December 28, 2025. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Impairment of Long-Lived Assets—Assets Held for Sale,” for more information.
(4) Other consists primarily of other miscellaneous operating (income) expenses. Other also includes the release of tax indemnification reserves that were no longer considered to be probable for the fiscal twelve months ended December 28, 2025 and the impact of foreign derivative contracts for the fiscal twelve months ended December 31, 2023.

Other expense, net for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023 consisted of:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 28, 2025	December 29, 2024	December 31, 2023
Currency losses on transactions	$46	$1	$58
Losses on investments	—	72	7
Tax indemnification release(1)	—	(21)	—
Other(2)	(10)	(4)	7
Total other expense, net	$36	$48	$72
(1) Includes the release of tax indemnification reserves that were no longer considered to be probable.
(2) Other consists primarily of net periodic benefit costs other than service cost components and miscellaneous non-operating (income) expenses. Other also includes the receipt of a government subsidy for the fiscal twelve months ended December 28, 2025 and December 29, 2024.

14. Income Taxes

Beginning in the fiscal three months ended December 28, 2025, the Company adopted the guidance in ASU 2023-09 on a prospective basis. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Recently Adopted Accounting Standards,” for additional information.

For the purposes of the Consolidated Financial Statements, income taxes and related income tax accounts have been calculated using the separate return method as if the Company filed income tax returns on a standalone basis for the fiscal twelve months ended December 31, 2023. Prior to the Kenvue IPO, the Company’s operations were calculated on a carve-out basis and included certain hypothetical foreign tax credit benefits. Following the Kenvue IPO, these hypothetical foreign tax credit benefits are not available for future utilization by the Company and were removed from the tax provision. Furthermore, the

Company operated as part of J&J until the completion of the Exchange Offer on August 23, 2023, and therefore the Company was included in J&J’s U.S. federal consolidated income tax return until that date. The Company filed a standalone U.S. federal consolidated income tax return and a standalone return in most other jurisdictions in which it operated for the remainder of fiscal year 2023 and has continued to file a standalone return for all fiscal years thereafter. Certain current income tax liabilities related to the Company’s activities included in J&J’s income tax returns were assumed to be immediately settled with J&J through the Net Investment from J&J or Additional paid-in capital accounts on the Consolidated Balance Sheets and reflected in the Consolidated Statement of Cash Flows as a financing activity for the fiscal twelve months ended December 31, 2023. Following the Exchange Offer, the Company’s operating footprint, as well as tax return elections and assertions, are different, and therefore, the Company’s income taxes, as presented in the Consolidated Financial Statements, may differ in future periods.

Income before taxes was attributable to the following geographic regions for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 28, 2025	December 29, 2024	December 31, 2023
U.S.	$585	$352	$825
International	1,414	1,063	1,365
Income before taxes	$1,999	$1,415	$2,190

The Provision for taxes on income for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023 consisted of:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 28, 2025	December 29, 2024	December 31, 2023
Current:
U.S. taxes(1)	$201	$287	$266
International taxes	436	383	374
Total current taxes	637	670	640
Deferred:
U.S. taxes(2)	(90)	(178)	(39)
International taxes	(18)	(107)	(75)
Total deferred taxes	(108)	(285)	(114)
Provision for taxes	$529	$385	$526
(1) The current portion of the Provision for taxes includes $148 million for U.S. federal taxes and $53 million for U.S. state and local taxes for the fiscal twelve months ended December 28, 2025.
(2) The deferred portion of the Provision for taxes includes $(50) million for U.S. federal taxes and $(40) million for U.S. state and local taxes for the fiscal twelve months ended December 28, 2025.

Net cash paid for income taxes was attributable to the following jurisdictions in accordance with ASU 2023-09 for the fiscal twelve months ended December 28, 2025:

Fiscal Twelve Months Ended
(Dollars in Millions)	December 28, 2025
U.S. federal	$153
U.S. state and local	88
International	354
Total cash paid for income taxes, net of refunds(1)(2)	$595
(1) Individual jurisdictions equaling 5% or more of the total cash paid for income taxes, net of refunds, includes U.S. federal at $153 million, India at $40 million, China at $32 million, and Sweden at $30 million.
(2) Total cash paid for income taxes, net of refunds, includes payments to J&J under the Tax Matters Agreements (as defined in Note 12, “Relationship with J&J”) for income tax liabilities, which J&J has paid on the Company’s behalf post-Kenvue IPO to the tax authorities.

A comparison of the Provision for taxes at the U.S. federal statutory rate of 21% to the Company’s effective tax rate in accordance with ASU 2023-09 in the fiscal twelve months ended December 28, 2025 was as follows:

	Fiscal Twelve Months Ended
	December 28, 2025
(Dollars in Millions)	Amount	Percent
U.S. federal statutory tax rate	$420	21.0%
Effect of cross-border tax laws(1)	7	0.4
Tax credits	(32)	(1.6)
Nontaxable or nondeductible items	3	0.1
Changes in valuation allowances	3	0.1
Other adjustments	(4)	(0.2)
State and local income taxes, net of federal income tax effect(2)	10	0.5
Foreign tax effects(3)
Switzerland
Rate differential	(38)	(1.9)
Other	27	1.4
Other foreign jurisdictions	88	4.4
Worldwide changes in unrecognized tax benefits(4)	45	2.3
Effective tax rate	$529	26.5%
(1) Effect of cross-border tax laws is presented net of related foreign tax credits.
(2) State taxes in New York, Indiana, New Jersey, Maryland, Illinois, and Texas made up the majority (greater than 50%) of the tax effect in this category.
(3) Foreign tax effects reflect the impacts of operations in jurisdictions with statutory tax rates that are different than the United States. For the fiscal twelve months ended December 28, 2025, the Company had operations in Singapore under various tax incentives.
(4) Includes the effect of current year increases to unrecognized tax benefits.

A comparison of the Provision for taxes at the U.S. federal statutory rate of 21% to the Company’s effective tax rate in the fiscal twelve months ended December 29, 2024 and December 31, 2023 was as follows:

	Fiscal Twelve Months Ended
	December 29, 2024	December 31, 2023
Tax rates:
U.S. federal statutory tax rate	21.0%	21.0%
U.S. taxes on international income(1)	2.8	(1.5)
International operations(2)	2.8	0.8
State	(0.4)	2.0
Change in valuation allowance	1.0	2.5
Tax shortfall (windfall) on stock-based compensation	0.5	(0.5)
All other	(0.5)	(0.3)
Effective tax rate	27.2%	24.0%
(1) Includes the impact of the tax on GILTI and other foreign income that is taxable under the U.S. tax code as well as tax implications of repatriating foreign earnings.
(2) International operations reflect the impacts of operations in jurisdictions with statutory tax rates different than the United States. For each of the fiscal twelve months ended December 29, 2024 and December 31, 2023, the Company had operations in Singapore under various tax incentives. The Company’s largest international operations are in Canada, China, Japan, Singapore, and Switzerland. The amounts for the fiscal twelve months ended December 29, 2024 and December 31, 2023 include a $4 million net increase in uncertain tax benefits and a $46 million net reduction in uncertain tax benefits, respectively.

The worldwide effective income tax rate for the fiscal twelve months ended December 28, 2025 was 26.5% and is higher than the U.S. federal statutory tax rate primarily due to the following:

•Increase in unrecognized tax benefits driven by new developments in ongoing tax audits during the fiscal twelve months ended December 28, 2025 as compared to the fiscal twelve months ended December 29, 2024, as well as U.S. taxes on foreign inclusions with limited capacity for full foreign tax credit utilization. This increase from the statutory tax rate was partially offset by favorable return-to-provision adjustments, as well as the income tax benefits derived from the remeasurement of state deferred taxes for the fiscal twelve months ended December 28, 2025.

The worldwide effective income tax rate for the fiscal twelve months ended December 29, 2024 was 27.2% and is higher than the U.S. federal statutory tax rate primarily due to the following:

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

The worldwide effective income tax rate for the fiscal twelve months ended December 31, 2023 was 24.0% and is higher than the U.S. federal statutory tax rate primarily due to the following:

•The issuance of debt in the fiscal three months ended April 2, 2023 resulted in an increase in annual interest expense and reduced the Company’s capacity to utilize foreign tax credits against U.S. foreign source income. This resulted in an increase in the valuation allowance for foreign tax credits related to earnings that are not indefinitely reinvested, as well as state and local income taxes. These items are partially offset by reductions in unrecognized tax benefits in certain foreign jurisdictions reflected in international operations within the rate reconciliation, as well as the recapture of an overall domestic loss allowing the Company to claim additional U.S. foreign tax credit benefits against the Company’s U.S. tax on foreign earnings. The additional U.S. foreign tax credit benefit is reflected in U.S. taxes on international income within the rate reconciliation.

The decrease in the worldwide effective income tax rate for the fiscal twelve months ended December 28, 2025 as compared to the fiscal twelve months ended December 29, 2024 was primarily the result of changes to the jurisdictional mix of income and favorable return-to-provision adjustments. The decrease was partially offset by income tax benefits recognized during the fiscal twelve months ended December 29, 2024 resulting from the impairment to the Dr.Ci:Labo® skin health business and the corresponding reversal of a deferred tax liability at the higher Japanese rate, as well as an increase in unrecognized tax benefits driven by new developments in ongoing tax audits during the fiscal twelve months ended December 28, 2025 as compared to the fiscal twelve months ended December 29, 2024.

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

As of December 28, 2025 and December 29, 2024, temporary differences and carryforwards were as follows:

	December 28, 2025		December 29, 2024
(Dollars in Millions)	Asset	Liability	Asset	Liability
Employee-related obligations	$34	$—	$18	$—
Stock-based compensation	63	—	70	—
Depreciation of property, plant, and equipment	15	—	2	—
Goodwill and intangibles	—	(2,597)	—	(2,434)
Reserves and liabilities	120	—	110	—
Net operating loss (“NOL”) and tax credit carryforward	178	—	122	—
Undistributed foreign earnings	—	(37)	78	(103)
Miscellaneous international	67	—	66	—
Research and development capitalized for tax	82	—	94	—
Miscellaneous U.S.	31	—	—	(11)
Subtotal	590	(2,634)	560	(2,548)
Valuation allowance	(73)	—	(89)	—
Total deferred income taxes	$517	$(2,634)	$471	$(2,548)

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

The Company has recognized $77 million and $64 million of deferred tax assets related to U.S. state and foreign NOL carryforwards and $101 million and $58 million of deferred tax assets related to U.S. federal and state and foreign tax credit carryforwards as of December 28, 2025 and December 29, 2024, respectively. Foreign NOLs expire over various years based on local laws; however, if unused, the majority of foreign NOL carryforwards will expire between 2026 through 2034. Existing federal tax credit carryforwards will expire between 2035 and 2045. U.S. state NOLs generally expire between 2035 and 2045. The Company assessed NOLs, tax credit carryforwards, and other deferred tax assets for realizability and, based upon all available evidence, recorded valuation allowances against deferred tax assets on a “more likely than not” standard. As of December 28, 2025, December 29, 2024, and December 31, 2023, valuation allowances of $73 million, $89 million, and $75 million have been recorded against certain NOLs and foreign tax credit carryforwards, respectively. The Company recognized a net change in valuation allowance of $(16) million, $14 million, and $(175) million in the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively. For the fiscal twelve months ended December 28, 2025, the net change was primarily related to the write-off of Puerto Rico tax credits that expired due to changes in tax law that were previously fully valued and a release of a valuation allowance on the Company’s foreign tax credit carryforwards, partially offset by an increase in foreign NOL carryforwards that the Company does not expect to utilize in future periods.

The Company has recorded deferred tax liabilities on all undistributed earnings of its international subsidiaries through the fiscal twelve months ended December 31, 2017 and certain undistributed earnings arising after the fiscal twelve months ended December 31, 2017. For all other undistributed earnings from the Company’s subsidiaries organized outside the United States, the Company has not recorded deferred taxes where the earnings are indefinitely reinvested. The Company intends to continue to reinvest these earnings in those international operations. If the Company decides at a later date to repatriate these earnings to the United States, the Company would be required to provide for the net tax effects on these amounts. The Company estimates that the tax effect of this repatriation would be approximately $158 million under currently enacted tax laws and regulations and at current currency exchange rates.

The following table summarizes the activity related to unrecognized tax benefits for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 28, 2025	December 29, 2024	December 31, 2023
Beginning of fiscal year	$176	$185	$437
Increases related to current year tax positions	24	21	26
Increases related to prior period tax positions	3	—	3
Decreases related to prior period tax positions	—	(11)	(19)
Settlements	(4)	—	—
Lapse of statute of limitations	(5)	(19)	(42)
Net decreases related to the Separation	—	—	(220)
End of fiscal year	$194	$176	$185

As of December 28, 2025, the Company had unrecognized tax benefits of $194 million. If recognized, $182 million would affect the Company’s annual effective tax rate. Pursuant to the Tax Matters Agreement between J&J and the Company, certain liabilities for unrecognized tax benefits have been reduced during the fiscal twelve months ended December 31, 2023 to reflect the fact that the liabilities are retained by J&J, including with respect to the U.S. federal income tax, or have been reclassified as indemnification payables to J&J where the liabilities relate to the Company for periods prior to the Kenvue IPO. The Company conducts business and files tax returns in numerous countries. With respect to the United States, per the Tax Matters Agreement between J&J and the Company, J&J remains liable for all liabilities related to the final settlement of any U.S. federal income tax audits in which the Company was part of J&J’s federal consolidated tax return. The Company has therefore reduced its unrecognized tax benefits for U.S. federal uncertain tax positions as reflected in the table above under Net decreases related to the Separation during the fiscal twelve months ended December 31, 2023. In other major jurisdictions where the Company conducts business, the years that are under tax audit or remain open to tax audits range from 2015 and forward.

The Company classifies liabilities for unrecognized tax benefits and related interest and penalties as long-term liabilities on the Consolidated Balance Sheets. Interest expense and penalties related to unrecognized tax benefits are classified as Provision for taxes in the Consolidated Statements of Operations. The Company recognized after-tax interest expense (benefit) of $10 million, $5 million, and $(8) million in the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively. The total amount of accrued interest was $31 million and $23 million as of December 28, 2025 and December 29, 2024, respectively.

The Company has included the impact of enacted legislation related to the Organization for Economic Co-operation and Development’s (the “OECD”) Pillar Two Inclusive Framework (“Pillar Two”) in its provision for taxes beginning in fiscal year 2024. While the impact of currently enacted laws for Pillar Two is not significant, it is possible that further administrative guidance from the OECD or new legislation in countries where the Company operates could have a material effect on the Company’s provision for taxes in the future. In addition, in January 2025, the United States issued an executive order expressing disagreement with certain aspects of Pillar Two. In June 2025, the Group of Seven issued a statement supporting the exclusion of U.S. parented groups from certain aspects of Pillar Two in exchange for the United States not imposing certain retaliatory taxes. On January 5, 2026, the OECD announced the Side-by-Side (“SbS”) package, implemented as administrative guidance and modifying the operation of the Pillar Two rules. The package introduces simplifications and new safe harbors for U.S. and other multinational companies where domestic and international tax systems meet robust requirements to coexist with Pillar Two, which would fully exempt U.S.-parented groups from the application of the Income Inclusion Rule and Undertaxed Profits Rule Pillar Two top up taxes. The SbS package also extends the current Transitional Country-by-Country Reporting

Safe Harbor by one year. The SbS package is not expected to have a material impact on the Company’s effective tax rate. The Company will continue to monitor any additional changes to Pillar Two.

On July 4, 2025, the reconciliation bill commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA made a number of changes to U.S. federal income tax law, including the permanent suspension of the requirement to capitalize and amortize domestic research and experimental expenditures, changes to certain deductions available for deemed inclusions, and a permanent extension of certain corporate international income tax provisions. The enactment of the OBBBA did not have a material impact on the Company’s current fiscal year effective tax rate.

15. Net Income Per Share

The Company had 1,936,502,167 shares of common stock issued and 1,916,115,445 shares of common stock outstanding as of December 28, 2025. Prior to the completion of the Kenvue IPO, the Company had 1,716,160,000 shares of common stock outstanding, of which 1,716,159,990 shares were issued to J&J through a subscription agreement in May 2023. On May 8, 2023, the Kenvue IPO was completed through the sale of 198,734,444 shares of common stock, including the underwriters’ full exercise of their option to purchase 25,921,884 shares to cover over-allotments. For all periods prior to the Kenvue IPO, the shares issued through the subscription agreement are being treated akin to shares attributable to a stock split and, as a result, are being retrospectively presented for all of the periods.

Diluted net income per share is computed by giving effect to all potentially dilutive equity instruments or equity awards that are outstanding during the period. The following table summarizes the shares held by the Company that were determined to be anti-dilutive under the treasury stock method and therefore excluded from the diluted net income per share calculation during the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023:

	Fiscal Twelve Months Ended
(Shares in Millions)	December 28, 2025	December 29, 2024	December 31, 2023
Anti-dilutive shares(1)	54	52	45
(1) For the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023, the majority of anti-dilutive shares related to stock options.

Net income per share for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023 was calculated as follows:

	Fiscal Twelve Months Ended
(In Millions, Except Per Share Data)	December 28, 2025	December 29, 2024	December 31, 2023
Net income	$1,470	$1,030	$1,664

Basic weighted-average number of shares outstanding	1,917	1,915	1,846
Dilutive effects of stock-based awards	7	8	4
Diluted weighted-average number of shares outstanding	1,924	1,923	1,850

Net income per share:
Basic	$0.77	$0.54	$0.90
Diluted	$0.76	$0.54	$0.90

Share Repurchase Program

During the fiscal three months ended October 1, 2023, the Company’s Board authorized a share repurchase program, under which the Company is authorized to repurchase up to 27,000,000 shares of its outstanding common stock in open market or privately negotiated transactions. The program has no expiration date and may be suspended or discontinued at any time. The intent of this repurchase program is to offset dilution from the vesting or exercise of equity-based awards under the Kenvue 2023 Plan. On November 2, 2025, the Company entered into the Merger Agreement pursuant to which K-C will acquire all of the outstanding shares of the Company for a combination of stock and cash in a series of transactions, as described in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Proposed Transaction with Kimberly-Clark.”

In accordance with the terms of the Merger Agreement, and subject to the exceptions therein, the Company is not permitted to repurchase, redeem, or otherwise acquire any of its equity interests without the prior written consent of K-C. Prior to entering into the Merger Agreement, the Company repurchased approximately 9,179,000 shares of outstanding common stock for $197 million under the program during the fiscal twelve months ended December 28, 2025. No shares have been repurchased subsequent to the execution of the Merger Agreement.

16. Fair Value Measurements

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

The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 28, 2025 and December 29, 2024:

	December 28, 2025				December 29, 2024
(Dollars in Millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Forward foreign exchange contracts	$73	$—	$73	$—	$81	$—	$81	$—
Cross currency swap contracts	20	—	20	—	71	—	71	—
Total assets	$93	$—	$93	$—	$152	$—	$152	$—
Liabilities:
Forward foreign exchange contracts	$(63)	$—	$(63)	$—	$(76)	$—	$(76)	$—
Cross currency swap contracts	(111)	—	(111)	—	(1)	—	(1)	—
Total liabilities	$(174)	$—	$(174)	$—	$(77)	$—	$(77)	$—
Net amount presented in Prepaid expenses and other receivables:	$22	$—	$22	$—	$52	$—	$52	$—
Net amount presented in Accounts payable:	$(59)	$—	$(59)	$—	$(13)	$—	$(13)	$—
Net amount presented in Other assets:	$—	$—	$—	$—	$36	$—	$36	$—
Net amount presented in Other liabilities:	$(44)	$—	$(44)	$—	$—	$—	$—	$—

As of December 28, 2025 and December 29, 2024, cash equivalents were $79 million and $118 million, respectively, which were primarily composed of time deposits and money market funds.

The carrying amount of Cash and cash equivalents, Trade receivables, Prepaid expenses and other receivables, and Loans and notes payable approximated fair value as of December 28, 2025 and December 29, 2024. The fair value of forward foreign exchange contracts is the aggregation by currency of all future cash flows discounted to its present value at the prevailing market interest rates and subsequently converted to the U.S. dollar at the current spot foreign exchange rate. The cross currency swap contracts are each recorded at fair value derived from observable market data, including foreign exchange rates and yield curves.

There were no transfers between Level 1, Level 2, or Level 3 during the fiscal twelve months ended December 28, 2025 and the fiscal twelve months ended December 29, 2024.

The following table sets forth the notional amounts of the Company’s outstanding derivative instruments as of December 28, 2025 and December 29, 2024:

	December 28, 2025			December 29, 2024
(Dollars in Millions)	Forward Foreign Exchange Contracts	Cross Currency Swap Contracts	Total Notional Amount	Forward Foreign Exchange Contracts	Cross Currency Swap Contracts	Total Notional Amount
Cash flow hedges	$3,422	$—	$3,422	$3,570	$—	$3,570
Fair value hedges	$296	$—	$296	$30	$—	$30
Net investment hedges	$—	$2,000	$2,000	$—	$1,900	$1,900
Undesignated hedging instruments	$502	$—	$502	$574	$—	$574

Cash Flow Hedges

For the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $4 million, $(23) million, and $38 million, respectively, related to its cash flow hedge portfolio.

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

The following table summarizes the gains and losses recognized on forward foreign exchange contracts designated as cash flow hedges within Other comprehensive income (loss) and the gains and losses reclassified into earnings for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 28, 2025	December 29, 2024	December 31, 2023
Gain recognized in Other comprehensive income (loss)	$24	$5	$18
Gain reclassified from Other comprehensive income (loss) into earnings	$21	$13	$28

The following tables summarize the gains and losses reclassified from Other comprehensive income (loss) into earnings related to the forward foreign exchange contracts designated as cash flow hedges for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023:

	Fiscal Twelve Months Ended
	December 28, 2025
(Dollars in Millions)	Net Sales	Cost of Sales	Other Expense, Net
Gain reclassified from Other comprehensive income (loss) into earnings	$1	$12	$8

	Fiscal Twelve Months Ended
	December 29, 2024
(Dollars in Millions)	Net Sales	Cost of Sales	Other Expense, Net
(Loss) gain reclassified from Other comprehensive income (loss) into earnings	$(1)	$15	$(1)

	Fiscal Twelve Months Ended
	December 31, 2023
(Dollars in Millions)	Net Sales	Cost of Sales	Other Expense, Net
Gain (loss) reclassified from Other comprehensive income (loss) into earnings	$1	$30	$(3)

Forward Starting Interest Rate Swaps

The Company enters into forward starting interest rate swaps to manage future interest rate exposure related to changes in the benchmark rate on forecasted debt issuances. These contracts are designated as cash flow hedging relationships at the date of contract inception, in accordance with the appropriate accounting guidance. During the fiscal twelve months ended December 28, 2025, the Company recorded a gain of $7 million in Accumulated other comprehensive loss related to the settlement of its forward starting interest rate swaps upon the issuance of long-term debt. During the fiscal twelve months ended December 31, 2023, the Company recorded a gain of $48 million in Accumulated other comprehensive loss, of which $38 million was related to the settlement of its forward starting interest rate swaps upon the issuance of the long-term debt. The gains in Accumulated other comprehensive loss related to the settlement of forward starting interest rate swaps upon the issuance of long-term debt will be amortized and recorded in Interest expense, net in the Consolidated Statements of Operations as the hedged items impact earnings. For the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023, the amounts reclassified from Other comprehensive income (loss) to the Consolidated Statements of Operations were not significant.

Fair Value Hedges

Forward Foreign Exchange Contracts

The Company entered into forward foreign exchange contracts beginning in the fiscal three months ended March 31, 2024 to hedge against the risk of changes in the fair value of foreign-denominated intercompany debt attributable to foreign exchange rate fluctuations. These contracts are designated as fair value hedging relationships at the date of contract inception, in accordance with the appropriate accounting guidance. At inception, all designated fair value hedging relationships are expected to be highly effective. The contracts are accounted for using the spot method with changes in the fair value of the contract attributable to the changes in spot rates recorded within Other expense, net in the Consolidated Statements of Operations. The Company has elected to exclude the changes in the fair value attributable to the difference between the spot price and the forward price, as well as any cross currency basis spread, from the assessment of hedge effectiveness (the “Excluded Components”). The value of the Excluded Components was not significant to the Consolidated Financial Statements in the current fiscal period or prior fiscal period. The changes in fair value attributable to the Excluded Components are recorded in

Accumulated other comprehensive loss and are recognized in Other expense, net in the Consolidated Statements of Operations on a systematic and rational basis over the life of the hedging instrument.

Net Investment Hedges

Forward Foreign Exchange Contracts

Beginning in the fiscal three months ended July 2, 2023, the Company entered into forward foreign exchange contracts to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The Company designated these forward foreign exchange contracts as a net investment hedge to sell foreign currency (denominated in the local currency of the affiliate) at specified forward rates. These contracts were accounted for using the spot method with changes in the fair value of the contracts attributable to changes in spot rates recorded within CTA as a component of Other comprehensive income (loss). The Company elected to exclude the changes in the fair value attributable to time value (the “Excluded Net Investment Hedge Components on Forward Foreign Exchange Contracts”) from the assessment of the hedge effectiveness. The changes in fair value attributable to the Excluded Net Investment Hedge Components on Forward Foreign Exchange Contracts were initially recorded within CTA as a component of Other comprehensive income (loss) and were recognized into Other expense, net in the Consolidated Statement of Operations ratably over the life of the contract. The forward foreign exchange contracts designated as a net investment hedge were settled during the fiscal three months ended October 1, 2023.

Cross Currency Swap Contracts

Beginning in the fiscal three months ended December 31, 2023, the Company entered into cross currency swap contracts to hedge exposure in foreign subsidiaries with local functional currencies. These contracts are designated as net investment hedges at the date of contract inception, in accordance with the appropriate accounting guidance. These contracts are accounted for using the spot method with changes in the fair value of the contracts attributable to changes in spot rates recorded within CTA as a component of Other comprehensive income (loss) and will remain there until the hedged net investments are sold or substantially liquidated. The Company has elected to exclude the changes in the fair value attributable to time value and spot-forward rate differences (the “Excluded Net Investment Hedge Components on Cross Currency Swap Contracts”) from the assessment of the hedge effectiveness. The value of the Excluded Net Investment Hedge Components on Cross Currency Swap Contracts was not significant to the Consolidated Financial Statements in the current fiscal period or prior fiscal period. The changes in fair value attributable to the Excluded Net Investment Hedge Components on Cross Currency Swap Contracts are recognized into Interest expense, net in the Consolidated Statements of Operations on a systematic and rational basis through the swap accrual over the life of the hedging instrument.

The following table summarizes the gains and losses recognized within Other comprehensive income (loss) related to the cross currency swap contracts designated as net investment hedges for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 28, 2025	December 29, 2024	December 31, 2023
(Loss) gain recognized in CTA within Other comprehensive income (loss)	$(158)	$99	$(25)

Other than amounts excluded from effectiveness testing, the Company did not reclassify any gains or losses from CTA within Other comprehensive income (loss) to earnings during the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023 related to the cross currency swap contracts designated as net investment hedges.

Undesignated Hedging Instruments

Undesignated Forward Foreign Exchange Contracts

The Company enters into forward foreign exchange contracts to offset the foreign currency exposure related to the monetary assets and liabilities in non-functional currencies. These contracts are not designated as cash flow hedging relationships, and the net allocated gains and losses related to these contracts are recognized within Other expense, net in the Consolidated Statements of Operations. As of December 28, 2025 and December 29, 2024, the Company held forward foreign exchange contracts that were not designated in cash flow hedging relationships with a fair value of $0 million and $0 million, respectively.

The following table summarizes the gains and losses recognized within Other expense, net related to the undesignated forward foreign exchange contracts for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 28, 2025	December 29, 2024	December 31, 2023
(Loss) gain recognized in Other expense, net	$(2)	$(7)	$10

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

17. Commitments and Contingencies

The Company and/or certain of its subsidiaries are involved from time to time in various lawsuits and claims relating to product liability, labeling, marketing, advertising, pricing, intellectual property, commercial contracts, foreign exchange controls, antitrust and trade regulation, labor and employment, securities transactions and related disclosures, indemnification, information technology systems, data privacy and cybersecurity, environmental, health and safety, tax matters, governmental investigations, and other legal proceedings that arise in the ordinary course of their business.

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 28, 2025, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accordingly accrued for those contingent liabilities and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments. Accrued liabilities related to litigation matters are included in Accrued liabilities and Other liabilities on the Consolidated Balance Sheets. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; significant facts are in dispute; procedural or jurisdictional issues exist; the number of potential claims is certain or predictable; comprehensive multi-party settlements are achievable; there are complex related cross-claims and counterclaims; and/or there are numerous parties involved.

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

Claims for personal injury have been made against the Company’s subsidiary Johnson & Johnson Consumer Inc., now known as Kenvue Brands LLC (“JJCI”), along with other third-party sellers of acetaminophen-containing products, in federal court alleging that in utero exposure to acetaminophen (the active ingredient in Tylenol®, an over-the-counter (“OTC”) pain medication) is associated with the development of autism spectrum disorder and/or attention-deficit/hyperactivity disorder in children. In October 2022, lawsuits filed in federal courts in the United States were organized as a multi-district litigation in the U.S. District Court for the Southern District of New York. In February 2024, the court entered final judgment in favor of JJCI and the other sellers of acetaminophen-containing products and dismissed the majority of cases then pending in the multi-district litigation. A Notice of Appeal was filed for those cases in March 2024. In August 2024, all remaining cases then pending in the multi-district litigation were dismissed. As of December 2024, all cases were on appeal. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. In addition, lawsuits have been filed in state court against JJCI, the Company, and J&J. Lawsuits have also been filed in Canada against the Company’s subsidiary Johnson & Johnson Inc. (Canadian affiliate), now known as Kenvue Canada Inc. (“JJI”), and J&J. At this stage in these proceedings, the Company is unable to reasonably estimate either the likelihood or the magnitude of its potential liability arising out of these claims and lawsuits.

In October 2025, the State of Texas filed a petition in the District Court of Panola County, Texas, against the Company, Kenvue Brands LLC (formerly known as Johnson & Johnson Consumer Inc.) and J&J, alleging violations of the Texas Deceptive Trade Practices-Consumer Protection Act (the “DTPA”) and the Texas Uniform Fraudulent Transfer Act (the “TUFTA”) relating to allegations that prenatal and early-childhood exposure to acetaminophen is associated with autism spectrum disorder and attention-deficit/hyperactivity disorder in children. The complaint seeks injunctive relief, civil penalties, disgorgement of assets, and other remedies. In November 2025, the TUFTA and DTPA claims against the Company and J&J were dismissed and the TUFTA claims against Kenvue Brands LLC were dismissed. A Notice of Appeal was filed in December 2025. At this stage in these proceedings, the Company is unable to reasonably estimate the likelihood or magnitude of potential liability arising from this matter.

In October 2025, claims for personal injury and, in some cases, consequential death, were brought in the Business and Property Courts in Manchester (Circuit Commercial Court, KBD) against Kenvue UK Limited, J&J, and J&J’s subsidiary, Johnson & Johnson Management Limited, in respect of Johnson’s® Baby Powder. In December 2025, the claims were transferred to the Civil List of the King’s Bench Division in London. The claimants allege they developed mesothelioma, ovarian cancer, lung granulomata, lung fibrosis, and/or uterine fibroids as a result of exposure to Johnson’s® Baby Powder. The claimants claim that the defendants are liable for negligence and the tort of deceit. Additionally, in February 2026, an Australian law firm announced it has commenced a proceeding in the Supreme Court of Australia against J&J and the Company’s affiliates Johnson & Johnson Pty Ltd and Johnson & Johnson Pacific Pty Limited. The claimants allege they developed cancer as a result of exposure to talc-based products. The proceedings have not been served. At this stage in these proceedings, the Company is unable to reasonably estimate either the likelihood or the magnitude of its potential liability arising out of these claims.

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

In September 2023, the Nonprescription Drugs Advisory Committee (the “NDAC”) of the U.S. Food and Drug Administration (the “FDA”) met to discuss new data on the effectiveness of orally administered phenylephrine (“PE”) and concluded that the current scientific data do not support that the recommended dosage of orally administered PE is effective as a nasal decongestant. Neither the FDA nor the NDAC raised concerns about safety issues with use of oral PE at the recommended dose. In November 2024, the FDA issued a proposed order to remove the ingredient from the OTC monograph. Beginning in September 2023, following the NDAC vote, putative class actions were filed against the Company and its affiliates, along with other third-party sellers and manufacturers of PE-containing products, asserting various causes of action including violation of consumer protection statutes, negligence, and unjust enrichment. The complaints seek damages and injunctive relief. In December 2023, lawsuits filed in federal courts in the United States were organized as a multi-district litigation in the U.S. District Court for the Eastern District of New York. In November 2024, the U.S. District Court for the Eastern District of New York dismissed plaintiffs’ streamlined complaint, and a Notice of Appeal was filed in December 2024. Separately, putative Canadian class actions were filed beginning in September 2023 against the Company, JJI, and JJCI, along with other third-party sellers and manufacturers of PE-containing products, alleging false, misleading representations, and seeking damages and declaratory relief based on similar causes of action. In December 2024, a representative action was filed in the Federal Court of Australia, Victoria Registry, against the Company’s subsidiary Johnson & Johnson Pacific Pty Limited alleging contraventions of the consumer guarantees regime and seeking damages and associated relief based on broadly similar causes of action to those in the United States. In February 2025, a representative action was filed in the High Court of New Zealand, Auckland Registry against Johnson & Johnson (New Zealand) Limited and the Company’s subsidiaries JNTL Consumer Health (New Zealand) Limited and Johnson & Johnson Pacific Pty Limited, alleging breaches of the Fair Trading Act 1986 and the Consumer Guarantees Act 1993.

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

JJCI, along with more than 120 other companies, is a defendant in a cost recovery action brought by Occidental Chemical Corporation in June 2018 in the U.S. District Court for the District of New Jersey, related to the clean-up of a section of the Lower Passaic River in New Jersey. Certain defendants (not including JJCI) have executed a settlement with the U.S. Environmental Protection Agency and U.S. Department of Justice, which was confirmed through a judicial Consent Decree in December 2024. A Notice of Appeal was filed in January 2025. The cost recovery case has been administratively closed but can be re-opened upon request.

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

Other

A significant number of personal injury claims alleging that talc causes cancer were made against J&J and certain of its current and former affiliates, including the Company, arising out of the use of body powders containing talc, primarily Johnson’s® Baby Powder. These personal injury suits were and continue to be filed primarily in state and federal courts in the United States and in Canada, although suits have been filed in other jurisdictions as well.

Pursuant to the Separation Agreement, J&J has retained all liabilities on account of or relating to harm arising out of, based upon, or resulting from, directly or indirectly, the presence of or exposure to talc or talc-containing products sold by J&J or its affiliates in the United States and Canada (the “Talc-Related Liabilities”) and, as a result, has agreed to indemnify the Company for the Talc-Related Liabilities and any costs associated with resolving such claims, including matters that have commenced in the United States and Canada naming the Company or its affiliates. The Company will, however, remain responsible for all liabilities on account of or relating to harm arising out of, based upon, or resulting from, directly or indirectly, the presence of or exposure to talc or talc-containing products sold outside the United States or Canada.

18. Segments of Business and Geographic Areas

The Company is organized into three reportable business segments: Self Care, Skin Health and Beauty, and Essential Health.

The Company’s Chief Operating Decision Maker (the “CODM”), the Chief Executive Officer, uses Segment adjusted operating income as the measure of profit or loss and to evaluate the performance of the Company’s segments. For each segment, the CODM uses this information to assist in evaluating underlying trends, to monitor budget and forecast versus actual results, to make investment decisions to allocate resources both in total, and between the segments, and to make key segment personnel decisions. Segment profit is based on Operating income, excluding depreciation, amortization of intangible assets, Separation-related costs, restructuring expenses and operating model optimization initiatives, impairment charges, the impact of the conversion of stock-based awards, issuance of Founder Shares, Proposed Transaction costs (as defined below), Other operating (income) expense, net, and unallocated general corporate administrative expenses (referred to herein as “Segment adjusted operating income”), as the CODM excludes these items in assessing segment financial performance. General corporate/unallocated expenses, which include expenses related to treasury, legal operations, and certain other expenses, along with gains and losses related to the overall management of the Company, are not allocated to the segments. In assessing segment performance and managing operations, the CODM does not review segment assets.

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
Baby Care
Other Essential Health (Women’s Health, Wound Care, and Other)

The Company’s product categories as a percentage of Net sales for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023 were as follows:

	Fiscal Twelve Months Ended
Product Categories	December 28, 2025	December 29, 2024	December 31, 2023
Cough, Cold, and Allergy	13%	14%	13%
Pain Care	13	13	14
Other Self Care	16	15	15
Face and Body Care	19	19	20
Hair, Sun, and Other	8	8	9
Oral Care	11	11	10
Baby Care	9	9	9
Other Essential Health	11	11	10
Total	100%	100%	100%

Segment Net Sales and Segment Adjusted Operating Income

Segment net sales and Segment adjusted operating income for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023 were as follows:

	Fiscal Twelve Months Ended
	December 28, 2025				December 29, 2024				December 31, 2023
(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total	Self Care	Skin Health and Beauty	Essential Health	Total	Self Care	Skin Health and Beauty	Essential Health	Total
Net sales	$6,378	$4,114	$4,632	$15,124	$6,527	$4,240	$4,688	$15,455	$6,451	$4,378	$4,615	$15,444
Segment adjusted Cost of sales(1)	2,285	1,671	2,056	6,012	2,287	1,738	2,102	6,127	2,249	1,952	2,228	6,429
Other segment expense items(2)	1,984	1,966	1,400	5,350	2,067	1,895	1,424	5,386	1,903	1,747	1,376	5,026
Segment adjusted operating income	$2,109	$477	$1,176	$3,762	$2,173	$607	$1,162	$3,942	$2,299	$679	$1,011	$3,989
Reconciliation to Income before taxes
Less:
Depreciation(3)				300				329				305
Amortization of intangible assets(4)				257				269				322
Separation-related costs(5)				88				296				468
Restructuring expenses and operating model optimization initiatives(6)				335				221				32
Impairment charges(7)				23				578				—
Conversion of stock-based awards(8)				7				39				55
Founder Shares(9)				7				29				9
Proposed Transaction costs(10)				25				—				—
Other operating (income) expense, net				(23)				26				(10)
General corporate/unallocated expenses				329				314				296
Operating income				$2,414				$1,841				$2,512
Other expense, net				36				48				72
Interest expense, net				379				378				250
Income before taxes				$1,999				$1,415				$2,190
(1) The Company defines Segment adjusted cost of sales as Cost of sales adjusted for amortization of intangible assets, Separation-related costs, conversion of stock-based awards, Founder Shares, operating model optimization initiatives, and general corporate/unallocated expenses.
(2) Other segment expense items for each reportable business segment include brand support, employee-related costs, shipping and handling costs, research and development costs, and certain other operating expenses (income).
(3) Depreciation consists of depreciation of property, plant, and equipment and amortization of integration and development costs capitalized in connection with cloud computing arrangements.

(4) Relates to the amortization of definite-lived intangible assets (primarily trademarks, trade names, and customer lists) over their estimated useful lives.
(5) Separation-related costs includes depreciation expense on Separation-related assets for the fiscal twelve months ended December 29, 2024. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Separation-Related Costs,” for additional information regarding Separation-related costs.
(6) Restructuring expenses and operating model optimization initiatives relate to the 2024 Multi-Year Restructuring Initiative in the fiscal twelve months ended December 29, 2024 and December 28, 2025 (as defined in Note 19, “Restructuring Expenses and Operating Model Optimization Initiatives”). See Note 19, “Restructuring Expenses and Operating Model Optimization Initiatives,” for additional information.
(7) Impairment charges for the fiscal twelve months ended December 28, 2025 includes $23 million recognized in connection with the ORSL® trade name following regulatory changes in India. Impairment charges for the fiscal twelve months ended December 29, 2024 includes $488 million recognized in relation to Dr.Ci:Labo® long-lived assets, $68 million recognized on the held for sale asset associated with the Company’s former corporate headquarters in Skillman, New Jersey, and $22 million recognized on certain software development assets. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Impairment of Long-Lived Assets,” for additional information.
(8) Segment adjusted operating income excludes the impact of the conversion of stock-based awards that occurred on August 23, 2023 (see Note 11, “Stock-Based Compensation” for additional information). The adjustment represents the net impact of the gain on reversal of previously recognized stock-based compensation expense, offset by stock-based compensation expense recognized in the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023 relating to employee services provided prior to the Separation.
(9) On October 2, 2023, the Founder Shares were granted to all Kenvue employees in the form of stock options and PSUs to executive officers and either stock options and PSUs or RSUs to non-executive individuals.
(10) Proposed Transaction costs primarily consist of expenses incurred in connection with the Proposed Transaction, including advisory fees, legal costs, and other professional service costs (the “Proposed Transaction costs”).

Depreciation and Amortization

Depreciation and amortization by reportable business segment for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023 were as follows:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 28, 2025	December 29, 2024	December 31, 2023
Self Care	$204	$217	$202
Skin Health and Beauty	123	174	230
Essential Health	230	231	195
Total depreciation and amortization(1)	$557	$622	$627
(1) Depreciation consists of depreciation of property, plant, and equipment and amortization of integration and development costs capitalized in connection with cloud computing arrangements. Amortization relates to the amortization of intangible assets.

Geographic Information

Net sales are attributed to a geographic region based on the location of the customer and for the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023 were as follows:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 28, 2025	December 29, 2024	December 31, 2023
North America(1)	$7,259	$7,579	$7,610
Europe, Middle East, and Africa	3,721	3,559	3,388
Asia-Pacific	2,775	2,974	3,107
Latin America	1,369	1,343	1,339
Total Net sales	$15,124	$15,455	$15,444
(1) Includes U.S. Net sales in the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023 of $6,460 million, $6,719 million, and $6,767 million, respectively.

Long-lived assets consisting of property, plant, and equipment, net of accumulated depreciation as of December 28, 2025 and December 29, 2024 were as follows:

(Dollars in Millions)	December 28, 2025	December 29, 2024
North America(1)	$1,156	$922
Europe, Middle East, and Africa	536	432
Asia-Pacific	308	297
Latin America	212	198
Total long-lived assets	$2,212	$1,849
(1) Includes U.S. long-lived assets as of December 28, 2025 and December 29, 2024 of $1,078 million and $848 million, respectively.

Major Customers

One of the Company’s customers accounted for approximately 12% of total Net sales in each of the fiscal twelve months ended December 28, 2025, December 29, 2024, and December 31, 2023.

19. Restructuring Expenses and Operating Model Optimization Initiatives

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

As of the end of fiscal year 2025, the Company has substantially completed all actions under the 2024 Multi-Year Restructuring Initiative. The 2024 Multi-Year Restructuring Initiative resulted in pre-tax restructuring expenses and other charges totaling $556 million, consisting of information technology and project-related costs (approximately 56%), employee-related costs (approximately 39%), and other implementation costs (approximately 5%) through the fiscal twelve months ended December 28, 2025. These charges have been, and are expected to continue to be, funded primarily through cash flows generated from operations.

The following table summarizes the classification of pre-tax restructuring expenses and other charges incurred related to the 2024 Multi-Year Restructuring Initiative during the fiscal twelve months ended December 28, 2025 and December 29, 2024:

	Fiscal Twelve Months Ended
(Dollars in Millions)	December 28, 2025	December 29, 2024
Restructuring expenses	$290	$185
Cost of sales	36	27
Selling, general, and administrative expenses	9	9
Total pre-tax restructuring expenses and other charges	$335	$221

The following table summarizes the pre-tax restructuring expenses and other charges incurred by cost type related to the 2024 Multi-Year Restructuring Initiative during the fiscal twelve months ended December 28, 2025 and December 29, 2024 and inception-to-date through December 28, 2025:

	Fiscal Twelve Months Ended		Inception-To-Date Through December 28, 2025
(Dollars in Millions)	December 28, 2025	December 29, 2024
Employee-related costs(1)	$109	$106	$215
Information technology and project-related costs(2)	216	99	315
Other implementation costs(3)	10	16	26
Total pre-tax restructuring expenses and other charges	$335	$221	$556
(1) Employee-related costs primarily include severance and other termination benefits.
(2) Information technology and project-related costs primarily include advisory costs to operationalize the initiative.
(3) Other implementation costs primarily include costs to terminate contracts, impairments of assets, and other associated costs to exit.

The following table summarizes the activity related to accrued restructuring expenses and other charges for the 2024 Multi-Year Restructuring Initiative during the fiscal twelve months ended December 28, 2025 and December 29, 2024:

(Dollars in Millions)	Employee-Related Costs(1)	Information Technology and Project-Related Costs(2)	Other Implementation Costs(3)	Total Accrued Costs
December 31, 2023	$—	$—	$—	$—
Charges to earnings	106	99	16	221
Cash payments	(75)	(34)	(7)	(116)
Non-cash charges	(6)	—	(6)	(12)
December 29, 2024	25	65	3	93
Charges to earnings	109	216	10	335
Cash payments	(89)	(191)	(9)	(289)
Non-cash charges	(8)	(2)	(4)	(14)
December 28, 2025	$37	$88	$—	$125
(1) Employee-related costs primarily include severance and other termination benefits.
(2) Information technology and project-related costs primarily include advisory costs to operationalize the initiative.
(3) Other implementation costs primarily include costs to terminate contracts, impairments of assets, and other associated costs to exit.

20. Subsequent Events

On February 17, 2026, the Company’s Board approved an initiative that aims to optimize its operating model, transform its supply chain, reduce complexity, and drive operational efficiencies, while strengthening core capabilities. The initiative is expected to result in pre-tax restructuring expenses and other charges totaling approximately $250 million in fiscal year 2026, consisting of information technology and project-related costs (approximately 59%), employee-related costs (approximately 35%), and other implementation costs (approximately 6%).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 28, 2025, the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer reviewed and participated in this evaluation of Kenvue’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 28, 2025, the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective.

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

As of December 28, 2025, the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s Chief Executive Officer and Chief Financial Officer reviewed and participated in this evaluation of Kenvue’s internal control over financial reporting. Based on this evaluation, management concluded that, as of December 28, 2025, the end of the period covered by this Annual Report on Form 10-K, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 28, 2025 and issued an unqualified opinion thereon as stated in their report, which appears under Part II, Item 8, “Financial Statements and Supplementary Data—Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

During the fiscal three months ended December 28, 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

Insider Trading Arrangements and Policies

During the fiscal three months ended December 28, 2025, none of the Company’s directors or officers (as defined in Rule 16a1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the conditions of the affirmative defense provided by Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

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

Additional information required by this Item will be included in the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of the end of the Company’s fiscal year ended December 28, 2025 (the “2026 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be included in the Company’s 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item and not otherwise presented below will be included in the Company’s 2026 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information with respect to the Company’s equity compensation plans in effect as of December 28, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(2)	Weighted-average exercise price of outstanding options, warrants and rights (b)(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	75,959,414	$20.85	149,494,068
Equity compensation plans not approved by security holders	—	—	—
Total	75,959,414	$—	149,494,068
(1) Consists of all equity-based awards outstanding under the Kenvue 2023 Plan (as defined in Note 11, “Stock-Based Compensation,” to the Consolidated Financial Statements included herein), which was the only equity compensation plan under which equity-based awards were outstanding as of December 28, 2025. This includes stock options, restricted stock units, and performance stock units.
(2) Performance stock units are included at the target quantity of shares granted.
(3) Restricted stock units and performance stock units are not included in the calculation of the weighted-average exercise price of outstanding options, warrants and rights.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the Company’s 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the Company’s 2026 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(a) (1) Financial Statements

The financial statements required by this item are listed in Part II, Item 8, “Financial Statements and Supplementary Data.”

(a) (2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required, or the information required is shown in the financial statements or the notes thereto.

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

4.4
Description of Securities filed as Exhibit 4.4 to the Annual Report on Form 10-K for the period ended December 31, 2023, filed by Kenvue Inc. with the SEC on March 1, 2024, and incorporated herein by reference

4.5	Form of 4.850% Senior Note due 2032, filed as Exhibit 4.2 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on May 22, 2025, and incorporated herein by reference
10.1
Kenvue Inc. Executive Severance Pay Plan, dated as of August 23, 2023 filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended October 1, 2023, filed by Kenvue Inc. with the SEC on November 3, 2023 and incorporated herein by reference †

10.2
Amended and Restated Executive Severance Pay Plan of Kenvue Inc. and U.S. Affiliated Companies, filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on November 3, 2025, and incorporated herein by reference †

10.3
Kenvue Inc. Amended & Restated Deferred Fee Plan for Directors, dated as of September 19, 2023 filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended October 1, 2023, filed by Kenvue Inc. with the SEC on November 3, 2023 and incorporated herein by reference †

10.4
Form of Founder Global Performance Share Unit Award Agreement filed as Exhibit 10.3 to the Quarterly Report on From 10-Q for the period ended October 1, 2023, filed by Kenvue Inc. with the SEC on November 3, 2023 and incorporated herein by reference †

10.5
Form of Founder Global Nonqualified Stock Option Award Agreement filed as Exhibit 10.4 to the Quarterly Report on From 10-Q for the period ended October 1, 2023, filed by Kenvue Inc. with the SEC on November 3, 2023 and incorporated herein by reference †

10.6
Separation Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Kenvue Inc. with the Commission on May 8, 2023 and incorporated herein by reference

10.7
Tax Matters Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Kenvue Inc. with the Commission on May 8, 2023 and incorporated herein by reference

10.8
Employee Matters Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Kenvue Inc. with the Commission on May 8, 2023 and incorporated herein by reference

10.9
Intellectual Property Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Kenvue Inc. with the Commission on May 8, 2023 and incorporated herein by reference

10.10
Trademark Phase-Out License Agreement, dated as of April 3, 2023, by and between Johnson & Johnson and Johnson & Johnson Consumer Inc., filed as Exhibit 10.5 to the Current Report on Form 8-K filed by Kenvue Inc. with the Commission on May 8, 2023 and incorporated herein by reference

10.11
Transition Services Agreement (inclusive of cumulative amendments), by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.10 to the Annual Report on Form 10-K for the period ended December 31, 2023, filed by Kenvue Inc. with the SEC on March 1, 2024, and incorporated herein by reference

10.12
Transition Manufacturing Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.7 to the Current Report on Form 8-K filed by Kenvue Inc. with the Commission on May 8, 2023 and incorporated herein by reference

10.13
Amendment to the Transition Manufacturing Agreement, dated as of December 26, 2024, by and between Johnson & Johnson and Kenvue Inc., filed as Exhibit 10.12 to the Annual Report on Form 10-K for the period ended December 29, 2024, filed by Kenvue Inc. with the SEC on February 24, 2025 and incorporated herein by reference

10.14
Kenvue Inc. Long-Term Incentive Plan, filed as Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-271735) filed by Kenvue Inc. with the Commission on May 8, 2023 and incorporated herein by reference †

10.15
Credit Agreement, dated as of March 6, 2023, by and among Kenvue Inc., Johnson & Johnson, Eligible Subsidiaries Party and Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Goldman Sachs Bank USA, as Syndication Agent, filed as Exhibit 10.15 to Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-269115) filed by Kenvue Inc. with the Commission on March 30, 2023 and incorporated herein by reference

10.16
Form of Notice of Extension in respect of the Credit Agreement, dated as of March 6, 2023, by and among Kenvue Inc., the Lenders Party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10.16 to the Annual Report on Form 10-K for the period ended December 29, 2024, filed by Kenvue Inc. with the SEC on February 24, 2025 and incorporated herein by reference

10.17
The Kenvue Excess Savings Plan, effective January 1, 2023, filed as Exhibit 10.10 to Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-269115) filed by Kenvue Inc. with the SEC on March 30, 2023 and incorporated herein by reference †

10.18
Form of Additional Incentive Agreement, filed as Exhibit 10.12 to Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-269115) filed by Kenvue Inc. with the SEC on March 30, 2023 and incorporated herein by reference †

10.19
Employment Agreement, dated as of June 22, 2022, by and between Cilag GmbH International and Carlton Lawson, filed as Exhibit 10.13 to Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-269115) filed by Kenvue Inc. with the SEC on March 30, 2023 and incorporated herein by reference †

10.20
Amendment to Addendum 2 to the Employment Agreement dated June 22, 2022 between JNTL Consumer Health I (Switzerland) GmbH and Carlton Lawson, executed October 22, 2024, filed as Exhibit 10.20 to the Annual Report on Form 10-K for the period ended December 29, 2024, filed by Kenvue Inc. with the SEC on February 24, 2025 and incorporated herein by reference †

10.21
Form of Global Performance Share Unit Agreement, filed as Exhibit 10.19 to the Annual Report on Form 10-K for the period ended December 31, 2023, filed by Kenvue Inc. with the SEC on March 1, 2024, and incorporated herein by reference †

10.22
Form of Global Nonqualified Stock Option Award Agreement, filed as Exhibit 10.20 to the Annual Report on Form 10-K for the period ended December 31, 2023, filed by Kenvue Inc. with the SEC on March 1, 2024, and incorporated herein by reference †

10.23
Form of Global Restricted Share Unit Award Agreement, filed as Exhibit 10.21 to the Annual Report on Form 10-K for the period ended December 31, 2023, filed by Kenvue Inc. with the SEC on March 1, 2024, and incorporated herein by reference †

10.24
Cooperation Agreement dated March 5, 2025, by and between Kenvue Inc. and the entities and natural persons listed on the signature pages attached thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on March 5, 2025, and incorporated herein by reference

10.25
Offer letter between Amit Banati and Kenvue Brands LLC, dated May 5, 2025, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Kenvue Inc. with SEC on May 8, 2025, and incorporated herein by reference †

10.26
Offer letter between Kirk Perry and Kenvue Brands LLC, dated July 13, 2025, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on July 14, 2025, and incorporated herein by reference †

10.27
Restricted Share Unit Award Agreement for July 31, 2025 grant to Kirk Perry under Kenvue Inc’s. Long-Term Incentive Plan, filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 28, 2025, filed by Kenvue Inc. with the SEC on November 3, 2025, and incorporated herein by reference †

10.28
Nonqualified Stock Option Award Agreement for July 31, 2025 grant to Kirk Perry under Kenvue Inc’s. Long-Term Incentive Plan, filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 28, 2025, filed by Kenvue Inc. with the SEC on November 3, 2025, and incorporated herein by reference †

10.29
Offer Letter, dated as of November 2, 2025, by and between Kenvue Brands LLC and Kirk Perry, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on November 3, 2025, and incorporated herein by reference †

10.30	Notice of Separation and Separation and Release Agreement dated May 12, 2025 and May 16, 2025, by and between Kenvue Brands LLC and Paul Ruh †*
10.31	Separation and Release Agreement dated July 22, 2025, by and between Kenvue Brands LLC and Thibaut Mongon †*
10.32	Form of Merger Retention Bonus Agreement †*
19	Kenvue Inc. Stock Trading Policy for Directors, Executive Officers and Insiders, adopted September 18, 2024 *
21	Subsidiaries of Kenvue Inc. *
23	Consent of the Company’s Independent Registered Public Accounting Firm *
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
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

* Filed herewith
** Furnished herewith
† Indicates management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kenvue Inc.

Date: February 20, 2026	/s/ KIRK L. PERRY
Kirk L. Perry
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 20, 2026	/s/ KIRK L. PERRY
Kirk L. Perry
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 20, 2026	/s/ AMIT BANATI
Amit Banati
Chief Financial Officer (Principal Financial Officer)

Date: February 20, 2026	/s/ HEATHER HOWLETT
Heather Howlett
Chief Accounting Officer (Principal Accounting Officer)

Date: February 20, 2026	/s/ LARRY J. MERLO
Larry J. Merlo
Chair of the Board

Date: February 20, 2026	/s/ RICHARD E. ALLISON, JR.
Richard E. Allison, Jr.
Director

Date: February 20, 2026	/s/ SEEMANTINI GODBOLE
Seemantini Godbole
Director

Date: February 20, 2026	/s/ MELANIE L. HEALEY
Melanie L. Healey
Director

Date: February 20, 2026	/s/ SARAH HOFSTETTER
Sarah Hofstetter
Director

Date: February 20, 2026	/s/ BETSY D. HOLDEN
Betsy D. Holden
Director

Date: February 20, 2026	/s/ ERICA L. MANN
Erica L. Mann
Director

Date: February 20, 2026	/s/ KATHLEEN M. PAWLUS
Kathleen M. Pawlus
Director

Date: February 20, 2026	/s/ VASANT PRABHU
Vasant Prabhu
Director

Date: February 20, 2026	/s/ JEFFREY C. SMITH
Jeffrey C. Smith
Director

Date: February 20, 2026	/s/ MICHAEL E. SNEED
Michael E. Sneed
Director