Form 10-Q
period 2026-03-29
Kenvue Inc.
filed 2026-05-07
CIK 1944048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On May 1, 2026, 1,920,008,668 shares of Common Stock, $0.01 par value, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and Kenvue Inc.’s other publicly available documents contain forward-looking statements within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives, and projections about the future. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “estimates,” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impact of planned acquisitions and dispositions; our strategy for growth and cost savings; product development activities; regulatory approvals; market position; expenditures; the effects of the Separation (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Description of the Company and Business Segments,” to the Condensed Consolidated Financial Statements included herein) on our business; and the Pending Transaction (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Pending Transaction with Kimberly-Clark,” to the Condensed Consolidated Financial Statements included herein). As used in this Quarterly Report on Form 10-Q, “Kenvue,” the “Company,” “we,” “us,” “our,” and similar terms include Kenvue Inc. and its subsidiaries, unless the context indicates otherwise.

Because forward-looking statements are based on current beliefs, expectations, and assumptions regarding future events, they are subject to risks, uncertainties, and changes that are difficult to predict and many of which are outside of our control. You should realize that if underlying assumptions prove inaccurate, or known or unknown risks or uncertainties materialize, our actual results and financial condition could vary materially from expectations and projections expressed or implied in our forward-looking statements. The forward-looking statements in this report, other than the statements regarding the Pending Transaction with Kimberly-Clark, do not assume the consummation of the Pending Transaction unless specifically stated otherwise. Risks and uncertainties include but are not limited to:

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
•Product reliability, safety, and/or efficacy concerns, whether or not based on scientific or factual evidence, potentially resulting in governmental investigations, regulatory action (including, but not limited to, the shutdown of manufacturing facilities, product relabeling, or withdrawal of product from the market), private claims and lawsuits, significant remediation and related costs, safety alerts, product shortages, product recalls, declining sales, reputational damage, and share price impact;
•The potential that the expected benefits and opportunities from the 2026 Restructuring Initiative (as defined in Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein) or any other planned or completed restructuring, cost-saving, or other strategic initiatives, acquisitions, or divestitures, including the Pending Transaction, may not be realized or may take longer to realize than expected;
•Our ability to establish, maintain, protect, and enforce intellectual property rights, as well as address the threats of counterfeit and other unauthorized versions of our products;
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
•The impact of our continued use of legacy J&J branding, including the “Johnson’s®” brand;
•Our substantial indebtedness, including the restrictions and covenants in our debt agreements; and
•Our ability to complete the Pending Transaction and uncertainties related to the Pending Transaction generally, including, among others, those related to the ability of the combined company (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Pending Transaction with Kimberly-Clark,” to the Condensed Consolidated Financial Statements included herein) to identify and realize any benefits that the Pending Transaction may offer, consideration our shareholders may receive, the ability of our shareholders to influence the future combined company, the possibility of future litigation related to the Pending Transaction, and the receipt of regulatory approvals and satisfaction of other customary closing conditions necessary for the Pending Transaction to be consummated.

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in Part I, Item 1A,“Risk Factors,” in our Annual Report on Form 10-K for the fiscal twelve months ended December 28, 2025, filed on February 20, 2026 with the U.S. Securities and Exchange Commission (the “SEC”), in Part II, Item 1A, “Risk Factors,” included herein, and in our other filings with the SEC. You should understand that it is not possible to predict or identify all such factors, and you should not consider the risks described above to be a complete statement of all potential risks and uncertainties. We do not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments, except as required by law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
KENVUE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions, Except Per Share Data; Shares in Thousands)

	March 29, 2026	December 28, 2025
Assets
Current assets
Cash and cash equivalents	$1,075	$1,062
Trade receivables, less allowances for credit losses ($19 and $26 as of March 29, 2026 and December 28, 2025, respectively)	2,501	2,382
Inventories	1,674	1,666
Prepaid expenses and other receivables	410	432
Other current assets	135	155
Total current assets	5,795	5,697
Property, plant, and equipment, net	2,208	2,212
Intangible assets, net	8,540	8,694
Goodwill	9,376	9,509
Deferred taxes on income	232	237
Other assets	703	727
Total Assets	$26,854	$27,076
Liabilities and Stockholders’ Equity
Current liabilities
Loans and notes payable	$1,589	$1,453
Accounts payable	2,533	2,473
Accrued liabilities	901	1,159
Accrued rebates, returns, and promotions	777	755
Accrued taxes on income	96	105
Total current liabilities	5,896	5,945
Long-term debt	7,072	7,071
Deferred taxes on income	2,354	2,354
Employee-related obligations	345	340
Other liabilities	579	601
Total liabilities	16,246	16,311
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value, 750,000 shares authorized; no shares issued and outstanding as of March 29, 2026 and December 28, 2025	—	—
Common stock, $0.01 par value, 12,500,000 shares authorized; 1,940,322 and 1,919,935 shares issued and outstanding as of March 29, 2026, respectively; 1,936,502 and 1,916,115 shares issued and outstanding as of December 28, 2025, respectively	19	19
Additional paid-in capital	16,362	16,348
Treasury stock, 20,387 shares at cost as of March 29, 2026 and December 28, 2025	(439)	(439)
Accumulated deficit	(128)	(204)
Accumulated other comprehensive loss	(5,206)	(4,959)
Total stockholders’ equity	10,608	10,765
Total Liabilities and Stockholders’ Equity	$26,854	$27,076
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in Millions, Except Per Share Data; Shares in Millions)

	Fiscal Three Months Ended
	March 29, 2026	March 30, 2025
Net sales	$3,909	$3,741
Cost of sales	1,607	1,573
Gross profit	2,302	2,168
Selling, general, and administrative expenses	1,453	1,537
Restructuring expenses	71	60
Other operating expense, net	11	13
Operating income	767	558
Other expense, net	—	6
Interest expense, net	95	94
Income before taxes	672	458
Provision for taxes	198	136
Net income	$474	$322

Net income per share
Basic	$0.25	$0.17
Diluted	$0.25	$0.17
Weighted-average number of shares outstanding
Basic	1,918	1,914
Diluted	1,922	1,925
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal Three Months Ended
	March 29, 2026	March 30, 2025
Net income	$474	$322
Other comprehensive (loss) income, net of taxes
Foreign currency translation	(232)	452
Employee benefit plans	1	(3)
Derivatives and hedges	(16)	(2)
Other comprehensive (loss) income	(247)	447
Comprehensive income	$227	$769
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; Dollars in Millions, Except Per Share Data; Shares in Thousands)

	Fiscal Three Months Ended March 29, 2026
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
December 28, 2025	1,916,115	$19	$16,348	20,387	$(439)	$(204)	$(4,959)	$10,765
Net income	—	—	—	—	—	474	—	474
Other comprehensive loss	—	—	—	—	—	—	(247)	(247)
Cash dividends on common stock ($0.2075 per share)	—	—	—	—	—	(398)	—	(398)
Stock-based compensation	—	—	29	—	—	—	—	29
Issuance of common stock under the Kenvue 2023 Plan, net	3,820	—	(15)	—	—	—	—	(15)
March 29, 2026	1,919,935	$19	$16,362	20,387	$(439)	$(128)	$(5,206)	$10,608

	Fiscal Three Months Ended March 30, 2025
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
December 29, 2024	1,913,768	$19	$16,130	11,208	$(242)	$(93)	$(6,146)	$9,668
Net income	—	—	—	—	—	322	—	322
Other comprehensive income	—	—	—	—	—	—	447	447
Cash dividends on common stock ($0.205 per share)	—	—	—	—	—	(392)	—	(392)
Stock-based compensation	—	—	44	—	—	—	—	44
Issuance of common stock under the Kenvue 2023 Plan, net	8,091	—	27	—	—	—	—	27
Purchase of treasury stock	(3,000)	—	—	3,000	(63)	—	—	(63)
March 30, 2025	1,918,859	$19	$16,201	14,208	$(305)	$(163)	$(5,699)	$10,053
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)

	Fiscal Three Months Ended
	March 29, 2026	March 30, 2025
Cash flows from operating activities
Net income	$474	$322
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	143	136
Stock-based compensation	29	44
Deferred income taxes	28	(13)
Other	18	16
Net changes in assets and liabilities
Trade receivables	(136)	(99)
Inventories	(19)	(66)
Other current and non-current assets	(16)	59
Accounts payable and accrued liabilities	(77)	(14)
Employee-related obligations	5	3
Accrued taxes on income	33	62
Other liabilities	7	(22)
Net cash flows from operating activities	489	428
Cash flows used in investing activities
Purchases of property, plant, and equipment	(139)	(179)
Other investing activities	(28)	12
Net cash flows used in investing activities	(167)	(167)
Cash flows used in financing activities
Proceeds from commercial paper program, net of repayments and issuance costs	870	868
Repayment of Senior Notes	(750)	(750)
Dividends paid	(398)	(392)
Purchase of treasury stock	—	(63)
Other financing activities	(17)	27
Net cash flows used in financing activities	(295)	(310)
Effect of exchange rate changes on cash and cash equivalents	(14)	36
Cash and cash equivalents, beginning of period	1,062	1,070
Net increase (decrease) in cash and cash equivalents	13	(13)
Cash and cash equivalents, end of period	$1,075	$1,057
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

Kenvue was initially formed as a wholly owned subsidiary of Johnson & Johnson (“J&J”). In November 2021, J&J announced its intention to separate its Consumer Health segment (the “Consumer Health Business”) into a new, publicly traded company (the “Separation”). In August 2023, J&J completed the Separation and Kenvue’s transition to being a fully independent company.

Pending Transaction with Kimberly-Clark

On November 2, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kimberly-Clark Corporation, a Delaware corporation (“K-C” or, with reference to the post-closing period, the “combined company”), Vesta Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of K-C, and Vesta Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of K-C, pursuant to which K-C will acquire all of the outstanding shares of the Company in a series of transactions (the “Pending Transaction”). Pursuant to the terms and subject to the conditions of the Merger Agreement, Company shareholders will receive 1) 0.14625 shares of K-C common stock, par value $1.25 per share (the “K-C Common Stock”), plus 2) $3.50 in cash. Upon completion of the Pending Transaction, current Company shareholders are expected to own approximately 46% and current K-C shareholders are expected to own approximately 54% of the combined company on a fully diluted basis.

On January 29, 2026, Company shareholders approved the adoption of the Merger Agreement and K-C’s shareholders approved the issuance of K-C Common Stock in connection with the Pending Transaction, in each case at a special meeting of shareholders held for that purpose. Additionally, the waiting period applicable to the Pending Transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on February 4, 2026. The Pending Transaction remains subject to the satisfaction or waiver of other customary closing conditions, including the receipt of a number of foreign regulatory approvals.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations, and cash flows for the periods indicated. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures included in the Company’s Annual Report on Form 10-K for the fiscal twelve months ended December 28, 2025 filed on February 20, 2026 with the SEC.

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

Global and North America Headquarters

On April 20, 2023, the Company entered into a long-term lease for a newly renovated global and North America corporate headquarters building and a newly constructed research and development building in Summit, New Jersey. In March 2025, the Company began operating out of the new global and North America corporate headquarters. The relocation to this new campus from multiple U.S.-based locations will continue throughout 2026 when the new research and development building is expected to be complete by the end of 2026.

Separation-Related Costs

The Company is incurring certain non-recurring separation-related costs in connection with the establishment of Kenvue as a standalone public company (“Separation-related costs”), which are included in Cost of sales and Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations. Separation-related costs associated with information technology and other activities, primarily related to the disentanglement of systems and the discontinuance of certain information technology assets, are substantially completed. Costs related to legal entity name changes as well as minimal costs related to other activities are expected to continue for a longer period than originally anticipated.

Separation-related costs for the fiscal three months ended March 29, 2026 and March 30, 2025 consisted of:

	Fiscal Three Months Ended
(Dollars in Millions)	March 29, 2026	March 30, 2025
Information technology and other(1)	$—	$33
Legal entity name change	3	5
Total Separation-related costs	$3	$38
(1) Primarily related to the disentanglement of systems and the costs associated with the discontinuation of certain information technology assets.

Research and Development

Research and development expenses are expensed as incurred and included in Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations. Research and development expenses were $84 million and $99 million for the fiscal three months ended March 29, 2026 and March 30, 2025, respectively.

Supplier Finance Program

As of March 29, 2026 and December 28, 2025, the Company’s Accounts payable balances included $337 million and $314 million, respectively, related to invoices from suppliers participating in the supplier finance program.

Net Economic Benefit Arrangements

In connection with the Separation, J&J and Kenvue entered into a separation agreement (the “Separation Agreement”) on May 3, 2023. Under the Separation Agreement, transfer of certain assets and liabilities of the Consumer Health Business in certain jurisdictions (each, a “Deferred Local Business”) was not completed prior to the date on which Kenvue completed its initial public offering (the “Kenvue IPO”) on May 8, 2023 and was deferred due to certain precedent conditions, which include ensuring compliance with applicable law and obtaining necessary governmental approvals and other consents, and for other business reasons. At the Kenvue IPO and until the Deferred Local Business transfers to the Company, J&J 1) holds and operates the Deferred Local Businesses on behalf of and for the benefit of the Company and 2) will use reasonable best efforts to treat and operate, insofar as reasonably practicable and to the extent permitted by applicable law, each such Deferred Local Business in the ordinary course of business in all material respects consistent with past practice. The benefits and costs related to these Deferred Local Businesses will be assumed by the Company. In addition, the Company and J&J will use reasonable best efforts to take all actions to transfer each Deferred Local Business as promptly as reasonably practicable. When the precedent conditions are met, the Deferred Local Businesses will be transferred as per the terms of the arrangement with J&J.

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

The Company had a net liability to J&J of $55 million and $44 million as of March 29, 2026 and December 28, 2025, respectively, in relation to the net economic benefit arrangements on the Condensed Consolidated Balance Sheets. The Company recognized Net income of $5 million and $8 million for the fiscal three months ended March 29, 2026 and March 30, 2025, respectively, in relation to the net economic benefit arrangements in the Condensed Consolidated Statements of Operations.

Recent Accounting Standards Not Yet Adopted

Accounting Standards Update (“ASU”) 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). Among other various new disclosures, ASU 2024-03 requires public business entities to disaggregate operating expenses included in certain expense captions presented on the face of the income statement into specific categories (including purchases of inventory, employee compensation, depreciation, and intangible asset amortization) to provide enhanced transparency into the nature of expenses. This guidance is effective for public business entities for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Companies are required to apply the amendments either 1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or 2) retrospectively to all periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating this guidance and the impact on its disclosures.

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

No other new accounting standards that were issued or became effective during the fiscal three months ended March 29, 2026 had, or are expected to have, a significant impact on the Condensed Consolidated Financial Statements.

2. Inventories

As of March 29, 2026 and December 28, 2025, Inventories consisted of:

(Dollars in Millions)	March 29, 2026	December 28, 2025
Raw materials and supplies	$299	$275
Goods in process	92	103
Finished goods	1,283	1,288
Total inventories	$1,674	$1,666

3. Intangible Assets and Goodwill

As of March 29, 2026 and December 28, 2025, the gross and net amounts of intangible assets were:

	March 29, 2026			December 28, 2025
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Patents and trademarks	$4,328	$(2,061)	$2,267	$4,406	$(2,054)	$2,352
Customer relationships	2,025	(1,174)	851	2,049	(1,178)	871
Other intangibles	1,319	(764)	555	1,329	(760)	569
Total definite-lived intangible assets	$7,672	$(3,999)	$3,673	$7,784	$(3,992)	$3,792
Indefinite-lived intangible assets:
Trademarks	$4,805	$—	$4,805	$4,840	$—	$4,840
Other	62	—	62	62	—	62
Total intangible assets, net	$12,539	$(3,999)	$8,540	$12,686	$(3,992)	$8,694

Gross carrying amount changes for the fiscal three months ended March 29, 2026 were driven by the impact of currency translations.

No intangible asset impairments were recognized for both the fiscal three months ended March 29, 2026 and March 30, 2025.

Amortization expense for the Company’s amortizable assets, which is included in Cost of sales, was $65 million and $63 million for the fiscal three months ended March 29, 2026 and March 30, 2025, respectively.

The following table summarizes the changes in the carrying amount of goodwill by reportable business segment during the fiscal three months ended March 29, 2026:

(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total Goodwill
December 28, 2025	$5,562	$2,263	$1,684	$9,509
Currency translation	(86)	(33)	(14)	(133)
March 29, 2026	$5,476	$2,230	$1,670	$9,376

Goodwill Impairment Tests

For the fiscal twelve months ended December 28, 2025, the Company completed its annual goodwill impairment tests and performed a qualitative assessment on each of the reporting units on the annual test date and concluded that no impairment to goodwill was necessary as it was more likely than not that the estimated fair value of each reporting unit was in excess of its respective carrying value.

In addition to the qualitative assessment performed as of the annual test date for the fiscal twelve months ended December 28, 2025, there was a reassessment of the long-term outlook for the Skin Health and Beauty business during the fiscal three months ended September 28, 2025. The revised outlook aimed to address slower growth in the broader skincare categories, as well as the recent decline in profitability of the Skin Health and Beauty reporting unit. Management revised the internal forecasts to reflect the updated outlook. These changes in circumstances were determined to be a triggering event, which resulted in a quantitative interim impairment assessment of the fair value of the Skin Health and Beauty reporting unit. The Company also elected to perform a quantitative interim impairment assessment for the Self Care and Essential Health reporting units in conjunction with the assessment performed for the Skin Health and Beauty reporting unit, which were the latest quantitative impairment assessments performed.

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

A decline in forecasted Net sales or net income, or adverse macroeconomic developments such as rising interest rates, could significantly reduce the excess between fair value and carrying value. Management continues to monitor the performance of the Skin Health and Beauty business; further deterioration of market conditions or an inability of the Company to execute on its strategies could lead to an impairment charge of the goodwill associated with the Skin Health and Beauty reporting unit in the future.

4. Borrowings

The components of the Company’s debt as of March 29, 2026 and December 28, 2025 were as follows:

(Dollars in Millions)	March 29, 2026	December 28, 2025
Senior Notes(1)
5.35% Senior Notes due 2026	$—	$750
5.05% Senior Notes due 2028	1,000	1,000
5.00% Senior Notes due 2030	1,000	1,000
4.85% Senior Notes due 2032	750	750
4.90% Senior Notes due 2033	1,250	1,250
5.10% Senior Notes due 2043	750	750
5.05% Senior Notes due 2053	1,500	1,500
5.20% Senior Notes due 2063	750	750
Other(2)	133	134
Discounts and debt issuance costs	(61)	(63)
Total	7,072	7,821
Less: Current portion of long-term debt—principal amount, net of discounts and debt issuance costs	—	(750)
Total long-term debt	7,072	7,071
Current portion of long-term debt—principal amount	—	750
Commercial paper	1,586	700
Discounts and debt issuance costs	(8)	(2)
Other	11	5
Total loans and notes payable	1,589	1,453
Total debt	$8,661	$8,524
(1) On May 22, 2025, the Company issued a series of senior unsecured notes maturing in 2032 in an aggregate principal amount of $750 million. These notes, collectively with the series of senior unsecured notes issued on March 22, 2023, are referred to as the “Senior Notes.”
(2) Other consists primarily of finance lease liabilities.

Interest Expense, Net

The amount included in Interest expense, net in the Condensed Consolidated Statements of Operations for the fiscal three months ended March 29, 2026 and March 30, 2025 consisted of the following:

	Fiscal Three Months Ended
(Dollars in Millions)	March 29, 2026	March 30, 2025
Interest expense	$106	$107
Interest income	(11)	(13)
Total interest expense, net	$95	$94

Fair Value of Debt

The Company’s debt was recorded at the carrying amount. The estimated fair value of the Company’s Senior Notes was $6.7 billion and $7.6 billion as of March 29, 2026 and December 28, 2025, respectively. Fair value was estimated based upon quoted market prices in active markets which would be considered Level 2 in the fair value hierarchy. The carrying value of the commercial paper notes approximated the fair value as of March 29, 2026 and December 28, 2025 due to the nature and short-term duration of the instrument.

5. Accrued and Other Liabilities

As of March 29, 2026 and December 28, 2025, Accrued liabilities and Other liabilities, respectively, consisted of:

(Dollars in Millions)	March 29, 2026	December 28, 2025
Accrued expenses	$412	$428
Accrued compensation and benefits	219	343
Operating lease liabilities	42	43
Tax indemnification liability(1)	31	22
Other accrued liabilities	197	323
Total accrued liabilities	$901	$1,159

(Dollars in Millions)	March 29, 2026	December 28, 2025
Accrued income taxes	$241	$219
Operating lease liabilities	99	107
Tax indemnification liability(1)	129	135
Other accrued liabilities	110	140
Total other liabilities	$579	$601
(1) The balances primarily relate to the Tax Matters Agreement (as defined in Note 8, “Relationship with J&J—Transactions with J&J, Including the Separation Agreement”) entered into with J&J on May 3, 2023 that governs the parties’ respective rights, responsibilities, and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes.

6. Accumulated Other Comprehensive Loss

The following tables summarize the changes in the accumulated balances for each component of Accumulated other comprehensive loss during the fiscal three months ended March 29, 2026 and March 30, 2025:

(Dollars in Millions)	Foreign Currency Translation	Employee Benefit Plans	Gain on Derivatives and Hedges(1)	Total Accumulated Other Comprehensive Loss
December 28, 2025	$(4,862)	$(125)	$28	$(4,959)
Other comprehensive (loss) income before reclassifications	(232)	1	(10)	(241)
Amounts reclassified to the Condensed Consolidated Statement of Operations	—	—	(6)	(6)
Net current period Other comprehensive (loss) income	(232)	1	(16)	(247)
March 29, 2026	$(5,094)	$(124)	$12	$(5,206)

December 29, 2024	$(6,040)	$(130)	$24	$(6,146)
Other comprehensive income (loss) before reclassifications	452	(4)	(5)	443
Amounts reclassified to the Condensed Consolidated Statement of Operations	—	1	3	4
Net current period Other comprehensive income (loss)	452	(3)	(2)	447
March 30, 2025	$(5,588)	$(133)	$22	$(5,699)
(1) For the fiscal three months ended March 29, 2026 and March 30, 2025, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $(16) million and $(2) million, respectively, related to its cash flow hedge portfolio.

Amounts in Accumulated other comprehensive loss are presented net of the related tax impact. Foreign currency translation is not adjusted for income taxes where it relates to permanent investments in international operations. For additional details on comprehensive income, see the Condensed Consolidated Statements of Comprehensive Income.

The provision (benefit) for taxes allocated to the components of Accumulated other comprehensive loss before reclassification for the fiscal three months ended March 29, 2026 and March 30, 2025 was as follows:

	Fiscal Three Months Ended
(Dollars in Millions)	March 29, 2026	March 30, 2025
Foreign currency translation	$10	$(9)
Gain on derivatives and hedges	(3)	(1)
Total provision (benefit) for taxes recognized in Accumulated other comprehensive loss	$7	$(10)

The provision (benefit) for taxes allocated to employee benefit plans before reclassifications was not significant for the fiscal three months ended March 29, 2026 and March 30, 2025. The provision (benefit) for taxes allocated to the reclassifications from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Operations was not significant for the fiscal three months ended March 29, 2026 and March 30, 2025.

7. Stock-Based Compensation

The classification of stock-based compensation expense for the fiscal three months ended March 29, 2026 and March 30, 2025 was as follows:

	Fiscal Three Months Ended
(Dollars in Millions)	March 29, 2026	March 30, 2025
Cost of sales	$5	$8
Selling, general, and administrative expenses	24	36
Total stock-based compensation expense	$29	$44

Grant activity for the fiscal three months ended March 29, 2026 primarily relates to restricted stock units awarded as part of the annual grant of stock-based awards under the 2023 Long-Term Incentive Plan (the “Kenvue 2023 Plan”) that occurred during the fiscal three months ended March 29, 2026.

8. Relationship with J&J

On August 23, 2023, Kenvue became a fully independent company upon the completion of an exchange offer (the “Exchange Offer”) through which certain J&J shareholders exchanged shares of J&J common stock for shares of Kenvue common stock owned by J&J. The Company continues to have material agreements with J&J—see “—Transactions with J&J, Including the Separation Agreement” section within this footnote for additional details of these material agreements that govern the Company’s relationship with J&J.

Transactions with J&J, Including the Separation Agreement

In connection with the Separation, Kenvue entered into various agreements with J&J which created a framework for the Company’s ongoing relationship with J&J following the completion of the Kenvue IPO. These agreements include, but are not limited to:

•the Separation Agreement, which governs aspects of Kenvue’s relationship with J&J following the Kenvue IPO;
•the tax matters agreement (the “Tax Matters Agreement”), which governs J&J’s and Kenvue’s respective rights, responsibilities, and obligations with respect to all tax matters, including tax liabilities, tax attributes, tax contests, and tax returns and remains in effect following the Kenvue IPO;
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

The Company had the following balances and transactions with J&J and its affiliates, primarily in connection with the Tax Matters Agreement, Transition Services Agreement, and the Transition Manufacturing Agreement, reported in the Condensed Consolidated Financial Statements:

(Dollars in Millions)	March 29, 2026	December 28, 2025
Due to J&J	$291	$275
Due from J&J	$149	$112

	Fiscal Three Months Ended
(Dollars in Millions)	March 29, 2026	March 30, 2025
Expense recognized in Cost of sales	$29	$47
(Income) expense recognized in Selling, general, and administrative expenses	$(6)	$15

In April 2025, the Company completed its Transition Services Agreement program. Consistent with the program’s plan, the Company finalized the exit of more than 2,300 transition services.

9. Other Operating Expense, Net and Other Expense, Net

Other operating expense, net for the fiscal three months ended March 29, 2026 and March 30, 2025 consisted of:

	Fiscal Three Months Ended
(Dollars in Millions)	March 29, 2026	March 30, 2025
Royalty income	$(5)	$(4)
Impact of Deferred Markets(1)	6	12
Other(2)	10	5
Total other operating expense, net	$11	$13
(1) Includes the provision for taxes, minority interest expense, and service fees to be paid to J&J under the net economic benefit arrangements. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Net Economic Benefit Arrangements,” for more information regarding Deferred Markets.
(2) Other consists primarily of other miscellaneous operating (income) expenses.

Other expense, net for the fiscal three months ended March 29, 2026 and March 30, 2025 consisted of:

	Fiscal Three Months Ended
(Dollars in Millions)	March 29, 2026	March 30, 2025
Currency losses on transactions	$—	$6
Total other expense, net	$—	$6

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

The worldwide effective income tax rates were 29.5% and 29.7% for the fiscal three months ended March 29, 2026 and March 30, 2025, respectively. The decrease in the effective tax rate for the fiscal three months ended March 29, 2026 as compared to the fiscal three months ended March 30, 2025 was primarily the result of changes to the jurisdictional mix of income and favorable impacts to U.S. tax on foreign earnings attributable to the prior year enactment of the One Big Beautiful Bill Act which became effective in the current year, partially offset by an increase in unfavorable return-to-provision adjustments and a shortfall on stock-based compensation recorded during the fiscal three months ended March 29, 2026 as compared to a windfall on stock-based compensation recorded during the fiscal three months ended March 30, 2025.

As of March 29, 2026, the Company had approximately $227 million of liabilities from unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries. With respect to the United States, per the Tax Matters Agreement between J&J and the Company, J&J remains liable for all liabilities related to the final settlement of any U.S. federal income tax audits in which the Company was part of J&J’s federal consolidated tax return. In other major jurisdictions where the Company conducts business, the years that are under tax audit or remain open to tax audits range from 2015 and forward.

The Company has included the impact of enacted legislation related to the Organization for Economic Co-operation and Development’s (the “OECD”) Pillar Two Inclusive Framework (“Pillar Two”) in its provision for taxes beginning in fiscal year 2024. While the impact of currently enacted laws for Pillar Two is not significant, it is possible that further administrative guidance from the OECD or new legislation in countries where the Company operates could have a material effect on the Company’s provision for taxes in the future. In addition, in January 2025, the United States issued an executive order expressing disagreement with certain aspects of Pillar Two. In June 2025, the Group of Seven issued a statement supporting the exclusion of U.S.-parented groups from certain aspects of Pillar Two in exchange for the United States not imposing certain retaliatory taxes. On January 5, 2026, the OECD announced the Side-by-Side (“SbS”) package, implemented as administrative guidance and modifying the operation of the Pillar Two rules. The package introduces simplifications and new safe harbors for U.S. and other multinational companies where domestic and international tax systems meet robust requirements to coexist with Pillar Two, which would fully exempt U.S.-parented groups from the application of the Income Inclusion Rule and Undertaxed Profits Rule Pillar Two top up taxes. The SbS package also extends the current Transitional Country-by-Country Reporting Safe Harbor by one year. The SbS package is not expected to have a material impact on the Company’s effective tax rate. The Company will continue to monitor any additional changes to Pillar Two.

11. Net Income Per Share

The Company had 1,940,321,506 shares of common stock issued and 1,919,934,784 shares of common stock outstanding as of March 29, 2026.

Diluted net income per share is computed by giving effect to all potentially dilutive equity instruments or equity awards that are outstanding during the period. The following table summarizes the shares held by the Company that were determined to be anti-dilutive under the treasury stock method and therefore excluded from the diluted net income per share calculation during the fiscal three months ended March 29, 2026 and March 30, 2025:

	Fiscal Three Months Ended
(Shares in Millions)	March 29, 2026	March 30, 2025
Anti-dilutive shares(1)	63	42
(1) For the fiscal three months ended March 29, 2026 and March 30, 2025, the majority of anti-dilutive shares related to stock options.

Net income per share for the fiscal three months ended March 29, 2026 and March 30, 2025 was calculated as follows:

	Fiscal Three Months Ended
(In Millions, Except Per Share Data)	March 29, 2026	March 30, 2025
Net income	$474	$322

Basic weighted-average number of shares outstanding	1,918	1,914
Dilutive effects of stock-based awards	4	11
Diluted weighted-average number of shares outstanding	1,922	1,925

Net income per share:
Basic	$0.25	$0.17
Diluted	$0.25	$0.17

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

The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2026 and December 28, 2025:

	March 29, 2026				December 28, 2025
(Dollars in Millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Forward foreign exchange contracts	$50	$—	$50	$—	$73	$—	$73	$—
Cross currency swap contracts	36	—	36	—	20	—	20	—
Total assets	$86	$—	$86	$—	$93	$—	$93	$—
Liabilities:
Forward foreign exchange contracts	$(66)	$—	$(66)	$—	$(63)	$—	$(63)	$—
Cross currency swap contracts	(64)	—	(64)	—	(111)	—	(111)	—
Total liabilities	$(130)	$—	$(130)	$—	$(174)	$—	$(174)	$—
Net amount presented in Prepaid expenses and other receivables:	$16	$—	$16	$—	$22	$—	$22	$—
Net amount presented in Accounts payable:	$(53)	$—	$(53)	$—	$(59)	$—	$(59)	$—
Net amount presented in Other assets:	$9	$—	$9	$—	$—	$—	$—	$—
Net amount presented in Other liabilities:	$(16)	$—	$(16)	$—	$(44)	$—	$(44)	$—

As of March 29, 2026 and December 28, 2025, cash equivalents were $107 million and $79 million, respectively, which were primarily composed of time deposits and money market funds.

The carrying amount of Cash and cash equivalents, Trade receivables, Prepaid expenses and other receivables, and Loans and notes payable approximated fair value as of March 29, 2026 and December 28, 2025. The fair value of forward foreign exchange contracts is the aggregation by currency of all future cash flows discounted to its present value at the prevailing market interest rates and subsequently converted to the U.S. dollar at the current spot foreign exchange rate. The cross currency swap contracts are each recorded at fair value derived from observable market data, including foreign exchange rates and yield curves.

There were no transfers between Level 1, Level 2, or Level 3 during the fiscal three months ended March 29, 2026 and the fiscal twelve months ended December 28, 2025.

The following table sets forth the notional amounts of the Company’s outstanding derivative instruments as of March 29, 2026 and December 28, 2025:

	March 29, 2026			December 28, 2025
(Dollars in Millions)	Forward Foreign Exchange Contracts	Cross Currency Swap Contracts	Total Notional Amount	Forward Foreign Exchange Contracts	Cross Currency Swap Contracts	Total Notional Amount
Cash flow hedges	$2,882	$—	$2,882	$3,422	$—	$3,422
Fair value hedges	$322	$—	$322	$296	$—	$296
Net investment hedges	$—	$2,000	$2,000	$—	$2,000	$2,000
Undesignated hedging instruments	$612	$—	$612	$502	$—	$502

Cash Flow Hedges

For the fiscal three months ended March 29, 2026 and March 30, 2025, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $(16) million and $(2) million, respectively, related to its cash flow hedge portfolio.

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

The following table summarizes the gains and losses recognized on forward foreign exchange contracts designated as cash flow hedges within Other comprehensive (loss) income and the gains and losses reclassified into earnings for the fiscal three months ended March 29, 2026 and March 30, 2025:

	Fiscal Three Months Ended
(Dollars in Millions)	March 29, 2026	March 30, 2025
Loss recognized in Other comprehensive (loss) income	$(13)	$(6)
Gain (loss) reclassified from Other comprehensive (loss) income into earnings	$7	$(4)

The following table summarizes the gains and losses reclassified from Other comprehensive (loss) income into earnings related to the forward foreign exchange contracts designated as cash flow hedges for the fiscal three months ended March 29, 2026 and March 30, 2025:

	Fiscal Three Months Ended
	March 29, 2026			March 30, 2025
(Dollars in Millions)	Net Sales	Cost of Sales	Other Expense, Net	Net Sales	Cost of Sales	Other Expense, Net
Gain (loss) reclassified from Other comprehensive (loss) income into earnings	$—	$1	$6	$—	$(11)	$7

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

The following table summarizes the gains and losses recognized within Other comprehensive (loss) income related to the cross currency swap contracts designated as net investment hedges for the fiscal three months ended March 29, 2026 and March 30, 2025:

	Fiscal Three Months Ended
(Dollars in Millions)	March 29, 2026	March 30, 2025
Gain (loss) recognized in CTA within Other comprehensive (loss) income	$36	$(56)

Other than amounts excluded from effectiveness testing, the Company did not reclassify any gains or losses from CTA within Other comprehensive (loss) income to earnings during the fiscal three months ended March 29, 2026 and March 30, 2025 related to the cross currency swap contracts designated as net investment hedges.

Undesignated Hedging Instruments

Undesignated Forward Foreign Exchange Contracts

The Company enters into forward foreign exchange contracts to offset the foreign currency exposure related to the monetary assets and liabilities in non-functional currencies. These contracts are not designated as cash flow hedging relationships, and the net allocated gains and losses related to these contracts are recognized within Other expense, net in the Condensed Consolidated Statements of Operations. As of March 29, 2026 and December 28, 2025, the Company held forward foreign exchange contracts that were not designated in cash flow hedging relationships with a fair value of $2 million and $0 million, respectively.

The following table summarizes the gains and losses recognized within Other expense, net related to the undesignated forward foreign exchange contracts for the fiscal three months ended March 29, 2026 and March 30, 2025:

	Fiscal Three Months Ended
(Dollars in Millions)	March 29, 2026	March 30, 2025
Gain recognized in Other expense, net	$2	$—

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

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 29, 2026, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accordingly accrued for those contingent liabilities and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments. Accrued liabilities related to litigation matters are included in Accrued liabilities and Other liabilities on the Condensed Consolidated Balance Sheets. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; significant facts are in dispute; procedural or jurisdictional issues exist; the number of potential claims is certain or predictable; comprehensive multi-party settlements are achievable; there are complex related cross-claims and counterclaims; and/or there are numerous parties involved.

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

In October 2025, the State of Texas filed a petition in the District Court of Panola County, Texas, against the Company, Kenvue Brands LLC (formerly known as Johnson & Johnson Consumer Inc.) and J&J, alleging violations of the Texas Deceptive Trade Practices-Consumer Protection Act (the “DTPA”) and the Texas Uniform Fraudulent Transfer Act (the “TUFTA”) relating to allegations that prenatal and early-childhood exposure to acetaminophen is associated with autism spectrum disorder and attention-deficit/hyperactivity disorder in children. The complaint sought injunctive relief, civil penalties, disgorgement of assets, and other remedies. In November 2025, the TUFTA and DTPA claims against the Company and J&J were dismissed and the TUFTA claims against Kenvue Brands LLC were dismissed. A Notice of Appeal was filed in December 2025. At this stage in these proceedings, the Company is unable to reasonably estimate the likelihood or magnitude of potential liability arising from this matter.

In October 2025, claims for personal injury and, in some cases, consequential death, were brought in the Business and Property Courts in Manchester (Circuit Commercial Court, KBD) against Kenvue UK Limited, J&J, and J&J’s subsidiary, Johnson & Johnson Management Limited, in respect of Johnson’s® Baby Powder. In December 2025, the claims were transferred to the Civil List of the King’s Bench Division in London. The claimants allege they developed mesothelioma, cancer of the female reproductive system, lung granulomata and/or fibrosis, together with uterine fibroids as a result of exposure to Johnson’s® Baby Powder. The claimants claim that the defendants are liable for negligence and the tort of deceit.

Additionally, in February 2026, an Australian law firm announced it has commenced a proceeding in the Supreme Court of Australia against J&J and the Company’s affiliates Johnson & Johnson Pty Ltd and Johnson & Johnson Pacific Pty Limited. The claimants allege they developed cancer as a result of exposure to talc-based products. The proceedings have not been served.

In March 2026, claimants applied for a group action against Kenvue UK Limited, J&J, and J&J’s subsidiary, Johnson & Johnson Management Limited, and applied for the appointment of a representative party to be permitted in the Lords of Council and Session in the Court of Session in Scotland. Claimants are alleging claims for personal injury, and in some cases, consequential death, as a result of the use of mineral talc-based cosmetic powder. Specifically, claimants allege they have developed mesothelioma, cancer of the female reproductive system, lung granulomata and/or fibrosis, together with uterine fibroids as a result of their exposure to Johnson’s® Baby Powder. At this stage in these proceedings, the Company is unable to reasonably estimate either the likelihood or the magnitude of its potential liability arising out of these claims related to talc-based Johnson’s® Baby Powder.

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

In 2016, JJI sold the Canadian Zantac business to Sanofi Consumer Health, Inc. (“Sanofi”). Under the 2016 Asset Purchase Agreement between JJI and Sanofi (the “2016 Purchase Agreement”), Sanofi assumed certain liabilities, including those pertaining to Zantac (ranitidine) product sold by Sanofi after closing and losses arising from or relating to recalls, withdrawals, replacements, or related market actions or post-sale warning in respect of products sold by Sanofi after the closing, and JJI is required to indemnify Sanofi for certain other excluded liabilities. In November 2019, JJI received a notice reserving rights to claim indemnification from Sanofi pursuant to the 2016 Purchase Agreement. The notice refers to indemnification for legal claims in class actions and various individual personal injury actions with similar allegations to the U.S. litigation related to OTC Zantac (ranitidine) products.

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

District Court for the Eastern District of New York. In November 2024, the U.S. District Court for the Eastern District of New York dismissed plaintiffs’ streamlined complaint, and a Notice of Appeal was filed in December 2024. Separately, putative Canadian class actions were filed beginning in September 2023 against the Company, JJI, and JJCI, along with other third-party sellers and manufacturers of PE-containing products, alleging false, misleading representations, and seeking damages and declaratory relief based on various causes of action including breach of consumer protection statutes, negligent misrepresentation, and civil conspiracy. In December 2024, a representative action was filed in the Federal Court of Australia, Victoria Registry, against the Company’s subsidiary Johnson & Johnson Pacific Pty Limited alleging contraventions of the consumer guarantees regime and seeking damages and associated relief based on broadly similar causes of action to those in the United States. In February 2025, a representative action was filed in the High Court of New Zealand, Auckland Registry against Johnson & Johnson (New Zealand) Limited and the Company’s subsidiaries JNTL Consumer Health (New Zealand) Limited and Johnson & Johnson Pacific Pty Limited, alleging breaches of the Fair Trading Act 1986 and the Consumer Guarantees Act 1993.

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

In March 2024, following the filing of a Citizen Petition with the FDA by Valisure LLC that included testing results purporting to show that benzoyl peroxide (“BPO”) OTC acne products can degrade into benzene at levels well above the alleged limit of two parts per million, putative class actions were filed against the Company and its affiliates, along with other third-party sellers and manufacturers of BPO-containing acne products, asserting various causes of action including violation of consumer protection statutes, negligence, breach of express and implied warranties, and unjust enrichment. The complaints, pending in the U.S. District Court for the District of New Jersey, seek damages and injunctive relief. Following the grant of a motion to dismiss without prejudice, plaintiffs filed an amended complaint. At this stage in these proceedings, the Company is unable to reasonably estimate either the likelihood or the magnitude of its potential liability arising out of these claims and lawsuits.

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

The Company’s Chief Operating Decision Maker (the “CODM”), the Chief Executive Officer, uses Segment adjusted operating income as the measure of profit or loss and to evaluate the performance of the Company’s segments. For each segment, the CODM uses this information to assist in evaluating underlying trends, to monitor budget and forecast versus actual results, to make investment decisions to allocate resources both in total, and between the segments, and to make key segment personnel decisions. Segment profit is based on Operating income, excluding depreciation, amortization of intangible assets, Separation-related costs, restructuring expenses and operating model optimization initiatives, the impact of the conversion of stock-based awards, issuance of Founder Shares (as defined below), Pending Transaction and other related costs (as defined below), Skillman sale-leaseback, Other operating expense, net, and unallocated general corporate administrative expenses (referred to herein as “Segment adjusted operating income”), as the CODM excludes these items in assessing segment financial performance. General corporate/unallocated expenses, which include expenses related to treasury, legal operations, and certain other expenses, along with gains and losses related to the overall management of the Company, are not allocated to the segments. In assessing segment performance and managing operations, the CODM does not review segment assets.

The Company operates the business through the following three reportable business segments based on product categories:

Reportable Segments	Product Categories
Self Care	Cough, Cold, and Allergy
Pain Care
Other Self Care (Digestive Health, Smoking Cessation, Eye Care, and Other)
Skin Health and Beauty	Face and Body Care
Hair, Sun, and Other
Essential Health	Oral Care
Baby Care
Other Essential Health (Women’s Health, Wound Care, and Other)

The Company’s product categories as a percentage of Net sales for the fiscal three months ended March 29, 2026 and March 30, 2025 were as follows:

	Fiscal Three Months Ended
Product Categories	March 29, 2026	March 30, 2025
Cough, Cold, and Allergy	15%	16%
Pain Care	12	13
Other Self Care	17	16
Face and Body Care	18	18
Hair, Sun, and Other	9	8
Oral Care	10	10
Baby Care	9	9
Other Essential Health	10	10
Total	100%	100%

Segment Net Sales and Segment Adjusted Operating Income

Segment net sales and Segment adjusted operating income for the fiscal three months ended March 29, 2026 and March 30, 2025 were as follows:

	Fiscal Three Months Ended
	March 29, 2026				March 30, 2025
(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total	Self Care	Skin Health and Beauty	Essential Health	Total
Net sales	$1,699	$1,059	$1,151	$3,909	$1,667	$977	$1,097	$3,741
Segment adjusted Cost of sales(1)	578	437	518	1,533	587	413	496	1,496
Other segment expense items(2)	496	454	334	1,284	514	472	362	1,348
Segment adjusted operating income	$625	$168	$299	$1,092	$566	$92	$239	$897
Reconciliation to Income before taxes
Less:
Depreciation(3)				78				73
Amortization of intangible assets(4)				65				63
Separation-related costs(5)				3				38
Restructuring expenses and operating model optimization initiatives(6)				78				67
Conversion of stock-based awards(7)				1				3
Founder Shares(8)				2				3
Pending Transaction and other related costs(9)				16				—
Skillman sale-leaseback				2				—
Other operating expense, net				11				13
General corporate/unallocated expenses				69				79
Operating income				$767				$558
Other expense, net				—				6
Interest expense, net				95				94
Income before taxes				$672				$458
(1) The Company defines Segment adjusted cost of sales as Cost of sales adjusted for amortization of intangible assets, operating model optimization initiatives, Separation-related costs, Pending Transaction and other related costs (as defined below), Founder Shares (as defined below), and general corporate/unallocated expenses.
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
(6) Restructuring expenses and operating model optimization initiatives relate to the 2026 Restructuring Initiative for the fiscal three months ended March 29, 2026 and the 2024 Multi-Year Restructuring Initiative for the fiscal three months ended March 30, 2025. See Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” for additional information.

(7) Segment adjusted operating income excludes the impact of the conversion of stock-based awards that occurred on August 23, 2023. The adjustment represents the net impact of the gain on reversal of previously recognized stock-based compensation expense, offset by stock-based compensation expense recognized in the fiscal three months ended March 29, 2026 and March 30, 2025 relating to employee services provided prior to the Separation.
(8) On August 25, 2023, the Company’s Compensation & Human Capital Committee approved equity grants to individuals employed by Kenvue as of October 2, 2023 (the “Founder Shares”). On October 2, 2023, the Founder Shares were granted to all Kenvue employees in the form of stock options and performance stock units to executive officers and either stock options and performance stock units or restricted stock units to non-executive individuals.
(9) Pending Transaction and other related costs consist of expenses incurred in connection with the Pending Transaction, including advisory fees, legal costs, professional service costs, and other related costs (the “Pending Transaction and other related costs”).

Depreciation and Amortization

Depreciation and amortization by reportable business segment for the fiscal three months ended March 29, 2026 and March 30, 2025 were as follows:

	Fiscal Three Months Ended
(Dollars in Millions)	March 29, 2026	March 30, 2025
Self Care	$53	$49
Skin Health and Beauty	30	29
Essential Health	60	58
Total depreciation and amortization(1)	$143	$136
(1) Depreciation consists of depreciation of property, plant, and equipment and amortization of integration and development costs capitalized in connection with cloud computing arrangements. Amortization relates to the amortization of intangible assets.

15. Restructuring Expenses and Operating Model Optimization Initiatives

2024 Multi-Year Restructuring Initiative

As part of the Company’s continued transformation to a fit-for-purpose consumer company, during the fiscal year 2024, the Company began strategic initiatives intended to enhance organizational efficiencies and better position Kenvue for future growth (“Our Vue Forward”). To further Our Vue Forward, on May 6, 2024, the Company’s Board of Directors (the “Board”) approved a multi-year initiative (the “2024 Multi-Year Restructuring Initiative”) to build on the Company’s strengths, improve underlying information technology infrastructure, and optimize its cost structure by rebalancing resources to better position the Company for future growth. The 2024 Multi-Year Restructuring Initiative primarily included global workforce reductions, changes in management structure, and the transition to centralized shared-service functions in lower-cost locations.

As of the end of fiscal year 2025, the Company completed all actions under the 2024 Multi-Year Restructuring Initiative, and no additional costs will be incurred. The 2024 Multi-Year Restructuring Initiative resulted in pre-tax restructuring expenses and other charges totaling $556 million through the fiscal twelve months ended December 28, 2025. The Company will continue to make cash payments for restructuring expenses and other charges already incurred, with the majority of these payments anticipated to occur by the end of fiscal year 2026. These payments have been, and are expected to continue to be, funded primarily through cash flows generated from operations.

The following table summarizes the classification of pre-tax restructuring expenses and other charges incurred related to the 2024 Multi-Year Restructuring Initiative during the fiscal three months ended March 30, 2025:

Fiscal Three Months Ended
(Dollars in Millions)	March 30, 2025
Restructuring expenses	$60
Cost of sales	6
Selling, general, and administrative expenses	1
Total pre-tax restructuring expenses and other charges	$67

2026 Restructuring Initiative

On February 17, 2026, the Company’s Board approved an initiative (the “2026 Restructuring Initiative”) that aims to optimize its operating model, transform its supply chain, reduce complexity, and drive operational efficiencies, while strengthening core capabilities. The initiative is expected to result in pre-tax restructuring expenses and other charges totaling approximately $250 million in fiscal year 2026, consisting of information technology and project-related costs (approximately 59%), employee-related costs (approximately 35%), and other implementation costs (approximately 6%). These charges are expected to be funded primarily through cash flows generated from operations.

The following table summarizes the classification of pre-tax restructuring expenses and other charges incurred related to the 2026 Restructuring Initiative during the fiscal three months ended March 29, 2026:

Fiscal Three Months Ended
(Dollars in Millions)	March 29, 2026
Restructuring expenses	$71
Cost of sales	5
Selling, general, and administrative expenses	2
Total pre-tax restructuring expenses and other charges	$78

The following table summarizes the pre-tax restructuring expenses and other charges incurred by cost type related to the 2026 Restructuring Initiative during the fiscal three months ended March 29, 2026, which also represents inception-to-date through March 29, 2026:

Fiscal Three Months Ended
(Dollars in Millions)	March 29, 2026
Employee-related costs(1)	$48
Information technology and project-related costs(2)	30
Total pre-tax restructuring expenses and other charges	$78
(1) Employee-related costs primarily include severance and other termination benefits.
(2) Information technology and project-related costs primarily include advisory costs to operationalize the initiative.

The following table summarizes the activity related to accrued restructuring expenses and other charges for the 2026 Restructuring Initiative during the fiscal three months ended March 29, 2026:

(Dollars in Millions)	Employee-Related Costs(1)	Information Technology and Project-Related Costs(2)	Total Accrued Costs
December 28, 2025	$—	$—	$—
Charges to earnings	48	30	78
Cash payments	(19)	(19)	(38)
March 29, 2026	$29	$11	$40
(1) Employee-related costs primarily include severance and other termination benefits.
(2) Information technology and project-related costs primarily include advisory costs to operationalize the initiative.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions, and projections about our industry, business, and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in Part I, Item 1A,“Risk Factors,” in our Annual Report on Form 10-K for the fiscal twelve months ended December 28, 2025, filed on February 20, 2026 with the SEC (the “Annual Report”), Part II, Item 1A, “Risk Factors,” included herein, and the section titled “Cautionary Note Regarding Forward-Looking Statements” included herein.

This discussion should be read in conjunction with our accompanying Condensed Consolidated Financial Statements for the fiscal three months ended March 29, 2026, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial statements, and our audited consolidated financial statements for the fiscal twelve months ended December 28, 2025, which are included in the Annual Report. In our opinion, the Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations, and cash flows for the periods indicated. All currency amounts are expressed in U.S. dollars unless otherwise noted.

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

Pending Transaction with K-C

On November 2, 2025, our Board unanimously approved the execution of an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which K-C will acquire all of the outstanding shares of the Company for a combination of stock and cash in a series of transactions (the “Pending Transaction”). Pursuant to the terms and subject to the conditions of the Merger Agreement, Company shareholders will receive 1) 0.14625 shares of K-C Common Stock and 2) $3.50 in cash for each share of the Company they own. Upon completion of the Pending Transaction, current Company shareholders are expected to own approximately 46% and current K-C shareholders are expected to own approximately 54% of the combined company on a fully diluted basis.

The Merger Agreement contains customary representations, warranties, covenants, and termination rights. The Pending Transaction is expected to close in the second half of 2026 and is conditioned on the satisfaction or waiver of other customary closing conditions, including the receipt of antitrust clearance in the United States and a number of foreign regulatory approvals. On January 29, 2026, our shareholders approved the adoption of the Merger Agreement and K-C’s shareholders approved the issuance of K-C Common Stock in connection with the Pending Transaction, in each case at a special meeting of shareholders held for that purpose. Additionally, the waiting period applicable to the Pending Transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on February 4, 2026.

We are incurring costs in connection with the Pending Transaction, including advisory fees, legal costs, professional service costs, and other related costs (the “Pending Transaction and other related costs”).

Separation from J&J

Kenvue was initially formed as a wholly owned subsidiary of J&J. In May 2023, we completed an initial public offering of a portion of our common stock (the “Kenvue IPO”), and in August 2023, completed our transition to being a fully independent public company (the “Separation”). Following the completion of the Kenvue IPO, we entered into a separation agreement and various other agreements with J&J for the purpose of effecting the Separation. These agreements provide a framework for our relationship with J&J and govern various interim and ongoing relationships between us and J&J.

In connection with our establishment as a standalone public company, we are incurring certain non-recurring separation-related costs (the “Separation-related costs”). Separation-related costs associated with information technology and other activities, primarily related to the disentanglement of systems and the discontinuance of certain information technology assets, are substantially completed. Costs related to legal entity name change as well as minimal costs related to other activities are expected to continue for a longer period than originally anticipated.

For additional information about the Separation and our agreements with J&J, see Note 8, “Relationship with J&J,” to the Condensed Consolidated Financial Statements included herein.

Recent Developments

Conflict in the Middle East

Economic challenges, including the impact from acts of war, military actions, terrorist attacks, or civil unrest, such as the conflict in the Middle East, may continue to cause economic uncertainty and volatility. The conflict in the Middle East has resulted in volatility in the cost or availability of raw materials, commodities, logistics, transportation, and other inputs for our products due to the increased cost of oil. There is significant uncertainty regarding the duration and potential escalation of this conflict, as well as the risk of further economic disruptions that could impact global trade and supply chains. Given the dynamic nature of these conditions, we expect continued variability in the macroeconomic environment. The impact of these issues may adversely affect prevailing economic conditions and our business, results of operations, or financial condition.

Tariffs

In 2025, the U.S. government issued executive orders imposing tariffs on goods imported into the United States. These actions, as well as retaliatory tariffs imposed by other countries on U.S. exports, are expected to increase supply chain costs in certain geographies and create economic uncertainty for consumers. While the situation is fluid, based on our current analysis of the effects of the tariffs that have been implemented by the United States and retaliatory measures that are in effect as of the reporting date, we estimate gross tariff exposure of approximately $90 million annualized. In February 2026, the U.S. Supreme Court issued a ruling striking down tariffs previously imposed under the International Emergency Economics Powers Act (“IEEPA”). The ultimate availability, timing, and amount of potential refunds of such tariffs remain uncertain and could be subject to further legal, regulatory, and administrative developments or actions. We continue to monitor the potential impacts that the increased tariffs and other trade restrictions may have on our business, and we continue to focus on internal mitigating actions to partially offset the impact.

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

Restructuring

On February 17, 2026, our Board approved an initiative (the “2026 Restructuring Initiative”) that aims to optimize our operating model, transform our supply chain, reduce complexity, and drive operational efficiencies, while strengthening core capabilities. See Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for further information regarding ongoing and previously completed initiatives.

Results of Operations

Fiscal Three Months Ended March 29, 2026 Compared with Fiscal Three Months Ended March 30, 2025

Our results for the fiscal three months ended March 29, 2026 and March 30, 2025 were as follows:

	Fiscal Three Months Ended		Change in Fiscal Period
	March 29, 2026	March 30, 2025	Change 2025 to 2026
(Dollars in Millions)			Amount	Percent
Net sales	$3,909	$3,741	$168	4.5%
Cost of sales	1,607	1,573	34	2.2
Gross profit	2,302	2,168	134	6.2
Selling, general, and administrative expenses	1,453	1,537	(84)	(5.5)
Restructuring expenses	71	60	11	18.3
Other operating expense, net	11	13	(2)	(15.4)
Operating income	767	558	209	37.5
Other expense, net	—	6	(6)	*
Interest expense, net	95	94	1	1.1
Income before taxes	672	458	214	46.7
Provision for taxes	198	136	62	45.6
Net income	$474	$322	$152	47.2%
* Calculation not meaningful.

Net Sales

Net sales were $3.9 billion and $3.7 billion for the fiscal three months ended March 29, 2026 and March 30, 2025, respectively, an increase of $168 million, or 4.5%. Excluding the impact of favorable changes in foreign currency exchange rates of 3.8%, Organic sales (a non-GAAP financial measure as defined in “Segment Results—Organic Sales Change” below) increased 0.7% driven by favorable value realization of 1.0%, partially offset by volume-related decreases of 0.3%. Favorable value realization was driven primarily by new pricing actions. Volume-related decreases were driven by the impact of lower incidences of illnesses primarily affecting pediatric Pain Care as well as Cough and Cold, partially offset by the impact of product innovation across all three segments. For additional information about the Net sales of our three reportable business segments, see “—Segment Results” below.

The following table presents a reconciliation of the change in U.S. GAAP Net sales to the change in Organic sales for the fiscal three months ended March 29, 2026 as compared to the fiscal three months ended March 30, 2025:

	Fiscal Three Months Ended March 29, 2026 vs. March 30, 2025(1)
	Reported Net Sales Change	Impact of Foreign Currency	Organic Sales Change
			Total Organic Sales Change	Price/Mix(2)	Volume
Total	4.5%	3.8%	0.7%	1.0%	(0.3)%
(1) Acquisitions and divestitures did not impact Net sales for the fiscal three months ended March 29, 2026 or March 30, 2025.
(2) Also referred to as value realization.

Cost of Sales

Cost of sales were $1.6 billion for both the fiscal three months ended March 29, 2026 and March 30, 2025. For the fiscal three months ended March 29, 2026, Cost of sales increased $34 million, or 2.2%. Gross profit margin expanded 90 basis points to 58.9% for the fiscal three months ended March 29, 2026 as compared to 58.0% for the fiscal three months ended March 30, 2025. Changes in both Cost of sales and gross profit margin were driven by benefits associated with our supply chain optimization initiatives, partially offset by net input cost inflation and the impact of tariffs imposed on goods imported into the United States. Cost of sales was also impacted by unfavorable changes in translational foreign currency exchange rates and volume-related Net sales decreases, and gross profit margin was also impacted by favorable value realization.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $1.5 billion for both the fiscal three months ended March 29, 2026 and March 30, 2025. For the fiscal three months ended March 29, 2026, Selling, general, and administrative expenses decreased $84 million, or 5.5%. Selling, general, and administrative expenses as a percentage of Net sales decreased 390 basis points to 37.2% for the fiscal three months ended March 29, 2026, as compared to 41.1% for the fiscal three months ended March 30, 2025. The decrease in Selling, general, and administrative expenses was primarily attributable to savings from our restructuring initiatives (as described in Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein), a $30 million decrease in Separation-related costs, and lower expenses related to brand support attributable to media cost improvements, offset by unfavorable changes in translational foreign currency exchange rates and Pending Transaction and other related costs incurred in the fiscal three months ended March 29, 2026.

Restructuring Expenses

Restructuring expenses were $71 million and $60 million for the fiscal three months ended March 29, 2026 and March 30, 2025, respectively, an increase of $11 million. Restructuring expenses for the fiscal three months ended March 29, 2026 related to costs incurred under the 2026 Restructuring Initiative, and restructuring expenses for the fiscal three months ended March 30, 2025 related to costs incurred under Our Vue Forward. Costs incurred under each of the initiatives primarily included employee-related costs and information technology and project-related costs. See Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for additional information.

Other Operating Expense, Net

Other operating expense, net was $11 million and $13 million for the fiscal three months ended March 29, 2026 and March 30, 2025, respectively, a decrease of $2 million. Other operating expense, net for the fiscal three months ended March 29, 2026 and March 30, 2025 was driven by the $6 million and $12 million impact, respectively, of net economic benefit arrangements with J&J in connection with the Deferred Local Businesses (see Note 1, “Description of the Company and Summary of Significant Accounting Policies—Net Economic Benefit Arrangements,” to the Condensed Consolidated Financial Statements included herein for additional information), partially offset by $5 million and $4 million, respectively, of royalty income. See Note 9,

“Other Operating Expense, Net and Other Expense, Net,” to the Condensed Consolidated Financial Statements included herein for additional information.

Other Expense, Net

Other expense, net was $0 million and $6 million for the fiscal three months ended March 29, 2026 and March 30, 2025, respectively, a decrease of $6 million. Other expense, net for the fiscal three months ended March 30, 2025 was driven by $6 million of currency losses on transactions. See Note 9, “Other Operating Expense, Net and Other Expense, Net,” to the Condensed Consolidated Financial Statements included herein for additional information.

Interest Expense, Net

Interest expense, net was $95 million and $94 million for the fiscal three months ended March 29, 2026 and March 30, 2025, respectively, an increase of $1 million. Interest expense, net in both fiscal periods primarily consisted of interest expense, including amortization of discounts and debt issuance costs, recognized on the Senior Notes (as defined in Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein) and notes issued under our commercial paper program. See Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein for additional information.

Provision for Taxes

Provision for taxes was $198 million and $136 million for the fiscal three months ended March 29, 2026 and March 30, 2025, respectively, an increase of $62 million. The increase in Provision for taxes was primarily the result of higher year-to-date pre-tax income, an increase in unfavorable return-to-provision adjustments, and a shortfall on stock-based compensation recorded during the fiscal three months ended March 29, 2026 as compared to a windfall on stock-based compensation recorded during the fiscal three months ended March 30, 2025. In addition, the worldwide effective income tax rates for the fiscal three months ended March 29, 2026 and March 30, 2025 were 29.5% and 29.7%, respectively. See Note 10, “Income Taxes,” to the Condensed Consolidated Financial Statements included herein for additional information.

Segment Results

Segment profit is based on Operating income, excluding depreciation, amortization of intangible assets, Separation-related costs, restructuring expenses and operating model optimization initiatives, the impact of the conversion of stock-based awards, issuance of Founder Shares (as defined below), Pending Transaction and other related costs, Skillman sale-leaseback, Other operating expense, net, and unallocated general corporate administrative expenses (referred to herein as “Segment adjusted operating income”), as the Chief Operating Decision Maker (the “CODM”) excludes these items in assessing segment financial performance. General corporate/unallocated expenses, which include expenses related to treasury, legal operations, and certain other expenses, along with gains and losses related to the overall management of our Company, are not allocated to the segments. In assessing segment performance and managing operations, the CODM does not review segment assets.

See Note 14, “Segments of Business,” to the Condensed Consolidated Financial Statements included herein for additional information.

Fiscal Three Months Ended March 29, 2026 Compared with Fiscal Three Months Ended March 30, 2025

The following tables present Segment net sales and Segment adjusted operating income and the period-over-period changes in Segment net sales and Segment adjusted operating income for the fiscal three months ended March 29, 2026 and March 30, 2025. See Note 14, “Segments of Business,” to the Condensed Consolidated Financial Statements included herein for further details regarding Segment net sales and Segment adjusted operating income.

	Fiscal Three Months Ended								Change in Fiscal Period
	March 29, 2026				March 30, 2025				Change 2025 to 2026
(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total	Self Care	Skin Health and Beauty	Essential Health	Total	Amount	Percent
Net sales	$1,699	$1,059	$1,151	$3,909	$1,667	$977	$1,097	$3,741	$168	4.5%
Segment adjusted Cost of sales(1)	578	437	518	1,533	587	413	496	1,496	37	2.5
Other segment expense items(2)	496	454	334	1,284	514	472	362	1,348	(64)	(4.7)
Segment adjusted operating income	$625	$168	$299	$1,092	$566	$92	$239	$897	$195	21.7%
Reconciliation to Income before taxes
Less:
Depreciation(3)				78				73
Amortization of intangible assets(4)				65				63
Separation-related costs(5)				3				38
Restructuring expenses and operating model optimization initiatives(6)				78				67
Conversion of stock-based awards(7)				1				3
Founder Shares(8)				2				3
Pending Transaction and other related costs(9)				16				—
Skillman sale-leaseback				2				—
Other operating expense, net				11				13
General corporate/unallocated expenses				69				79
Operating income				$767				$558
Other expense, net				—				6
Interest expense, net				95				94
Income before taxes				$672				$458
(1) We define Segment adjusted cost of sales as Cost of sales adjusted for amortization of intangible assets, operating model optimization initiatives, Separation-related costs, Pending Transaction and other related costs, Founder Shares (as defined below), and general corporate/unallocated expenses.

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
(6) Restructuring expenses and operating model optimization initiatives relate to the 2026 Restructuring Initiative for the fiscal three months ended March 29, 2026 and the 2024 Multi-Year Restructuring Initiative for the fiscal three months ended March 30, 2025. See Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for additional information.
(7) Segment adjusted operating income excludes the impact of the conversion of stock-based awards that occurred on August 23, 2023. The adjustment represents the net impact of the gain on reversal of previously recognized stock-based compensation expense, offset by stock-based compensation expense recognized in the fiscal three months ended March 29, 2026 and March 30, 2025 relating to employee services provided prior to the Separation.
(8) On August 25, 2023, our Compensation & Human Capital Committee approved equity grants to individuals employed by Kenvue as of October 2, 2023 (the “Founder Shares”). On October 2, 2023, the Founder Shares were granted to all Kenvue employees in the form of stock options and performance stock units to executive officers and either stock options and performance stock units or restricted stock units to non-executive individuals.
(9) Pending Transaction and other related costs consist of expenses incurred in connection with the Pending Transaction, including advisory fees, legal costs, professional service costs, and other related costs.

	Fiscal Three Months Ended				Change in Fiscal Period
	March 29, 2026		March 30, 2025		Change 2025 to 2026
(Dollars in Millions)	Amount	Percent	Amount	Percent	Amount	Percent
Segment Net Sales
Self Care	$1,699	43.5%	$1,667	44.6%	$32	1.9%
Skin Health and Beauty	1,059	27.1	977	26.1	82	8.4
Essential Health	1,151	29.4	1,097	29.3	54	4.9
Segment net sales	$3,909	100.0%	$3,741	100.0%	$168	4.5%

Self Care	$625		$566		$59	10.4%
Skin Health and Beauty	168		92		76	82.6
Essential Health	299		239		60	25.1
Segment adjusted operating income(1)	$1,092		$897		$195	21.7%
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

The following table presents a reconciliation of the change in U.S. GAAP Net sales to the change in Organic sales for the fiscal three months ended March 29, 2026 as compared to the fiscal three months ended March 30, 2025:

	Fiscal Three Months Ended March 29, 2026 vs. March 30, 2025(1)
	Reported Net Sales Change	Impact of Foreign Currency	Organic Sales Change
			Total Organic Sales Change	Price/Mix(2)	Volume
Self Care	1.9%	4.2%	(2.3)%	1.6%	(3.9)%
Skin Health and Beauty	8.4	3.4	5.0	0.8	4.2
Essential Health	4.9	3.4	1.5	0.1	1.4
Total	4.5%	3.8%	0.7%	1.0%	(0.3)%
(1) Acquisitions and divestitures did not impact Net sales for the fiscal three months ended March 29, 2026 or March 30, 2025.
(2) Also referred to as value realization.

Self Care Segment

Self Care Segment Net Sales

The Self Care Segment Net sales were $1.7 billion for both the fiscal three months ended March 29, 2026 and March 30, 2025. For the fiscal three months ended March 29, 2026, Net sales increased $32 million, or 1.9%. Excluding the impact of favorable changes in foreign currency exchange rates of 4.2%, Organic sales decreased 2.3% driven by volume-related decreases of 3.9%, partially offset by favorable value realization of 1.6%. Volume-related decreases were primarily attributable to the impact of lower incidences of illnesses affecting pediatric Pain Care as well as Cough and Cold. Volume-related decreases were partially offset by product innovation and growth in Smoking Cessation. Favorable value realization was primarily attributable to new and prior fiscal year carry-over pricing actions.

Self Care Segment Adjusted Operating Income

The Self Care Segment adjusted operating income increased by $59 million, or 10.4%, to $625 million for the fiscal three months ended March 29, 2026 as compared to the fiscal three months ended March 30, 2025. The increase was primarily driven by favorable value realization, the benefits associated with our supply chain optimization initiatives, and decreased administrative expenses, partially offset by volume-related Net sales decreases, net input cost inflation, unfavorable changes in foreign currency exchange rates, and the impact of tariffs imposed on goods imported into the United States.

Skin Health and Beauty Segment

Skin Health and Beauty Segment Net Sales

The Skin Health and Beauty Segment Net sales were $1.1 billion and $1.0 billion for the fiscal three months ended March 29, 2026 and March 30, 2025, respectively, an increase of $82 million, or 8.4%. Excluding the impact of favorable changes in foreign currency exchange rates of 3.4%, Organic sales increased 5.0%, driven by both volume-related increases of 4.2% and favorable value realization of 0.8%. Volume-related increases were primarily attributable to product innovation across major need states primarily in North America and Europe, Middle East, and Africa, increases in hair regrowth products, and a strong sun season in Latin America. Volume-related increases were partially offset by current fiscal year competitive pressures in the United States. Favorable value realization was attributable to new pricing actions and lower strategic price investments.

Skin Health and Beauty Segment Adjusted Operating Income

The Skin Health and Beauty Segment adjusted operating income increased by $76 million, or 82.6%, to $168 million for the fiscal three months ended March 29, 2026 as compared to the fiscal three months ended March 30, 2025. The increase was primarily driven by volume-related Net sales increases, favorable value realization, the benefits associated with our supply chain optimization initiatives, and decreased administrative expenses, partially offset by the impact of tariffs imposed on goods imported into the United States and unfavorable changes in foreign currency exchange rates.

Essential Health Segment

Essential Health Segment Net Sales

The Essential Health Segment Net sales were $1.2 billion and $1.1 billion for the fiscal three months ended March 29, 2026 and March 30, 2025, respectively, an increase of $54 million, or 4.9%. Excluding the impact of favorable changes in foreign currency exchange rates of 3.4%, Organic sales increased 1.5% driven by both volume-related increases of 1.4% and favorable value realization of 0.1%. Volume-related increases were primarily driven by distribution gains and strong e-commerce performance in Baby Care as well as product innovation primarily attributable to Oral Care and Wound Care. Volume-related increases were partially offset by Women’s Health in Europe, Middle East, and Africa.

Essential Health Segment Adjusted Operating Income

The Essential Health Segment adjusted operating income increased by $60 million, or 25.1%, to $299 million for the fiscal three months ended March 29, 2026 as compared to the fiscal three months ended March 30, 2025. The increase was primarily driven by volume-related Net sales increases, lower expenses related to brand support attributable to media cost improvements, and the benefits associated with our supply chain improvement programs, partially offset by the impact of tariffs imposed on goods imported into the United States, net input cost inflation, and unfavorable changes in foreign currency exchange rates.

Liquidity and Capital Resources

Cash Flows

Summarized cash flow information for the fiscal three months ended March 29, 2026 and March 30, 2025 were as follows:

			Change In Fiscal Period
	Fiscal Three Months Ended		Change 2025 to 2026
(Dollars in Millions)	March 29, 2026	March 30, 2025	Amount	Percent
Net income	$474	$322	$152	47.2%
Net changes in assets and liabilities	$(203)	$(77)	$(126)	*
Net cash flows from operating activities	$489	$428	$61	14.3%
Net cash flows used in investing activities	$(167)	$(167)	$—	—%
Net cash flows used in financing activities	$(295)	$(310)	$15	(4.8)%
* Calculation not meaningful.

Operating Activities

Net cash flows from operating activities were $489 million and $428 million for the fiscal three months ended March 29, 2026 and March 30, 2025, respectively, an increase of $61 million. The increase was primarily attributable to a $187 million increase in Net income after adjusting for non-cash items, partially offset by a $126 million decrease to the net changes in assets and liabilities primarily driven by net changes in working capital balances.

Investing Activities

Net cash flows used in investing activities were $167 million for both the fiscal three months ended March 29, 2026 and March 30, 2025. Net cash flows used in investing activities were primarily driven by purchases of property, plant, and equipment in both the fiscal three months ended March 29, 2026 and March 30, 2025.

Financing Activities

Net cash flows used in financing activities were $295 million and $310 million for the fiscal three months ended March 29, 2026 and March 30, 2025, respectively, a decrease of $15 million. Net cash flows used in financing activities for the fiscal three months ended March 29, 2026 were primarily driven by the $750 million repayment of the 5.35% Senior Notes due 2026 (as defined in Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein) and $398 million of dividends paid, partially offset by $870 million of net proceeds from our commercial paper program. Net cash flows used in financing activities for the fiscal three months ended March 30, 2025 were primarily driven by the $750 million repayment of the 5.50% Senior Notes due 2025, $392 million of dividends paid, and $63 million of payments made to purchase treasury stock, partially offset by $868 million of net proceeds from our commercial paper program.

Sources of Liquidity

Our primary sources of liquidity are cash on hand, which consisted of Cash and cash equivalents of $1,075 million as of March 29, 2026, cash flows from operations, borrowing capacity under a revolving credit facility of $4.0 billion which expires in March 2029, and authorized commercial paper program issuance of $4.0 billion. Also, on February 24, 2025, we filed a registration statement on Form S-3 with the SEC under which, from time to time, we may sell securities.

As of March 29, 2026, total debt was $8,661 million. As of March 29, 2026, we had $6,939 million of Senior Notes (as defined in Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein) outstanding, net of related discounts and debt issuance costs of $61 million, no amounts outstanding under our revolving credit facility, and $1,578 million of outstanding balances under our commercial paper program, net of a related discount of $8 million.

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

Cash and cash equivalents increased by $13 million during the fiscal three months ended March 29, 2026 to $1,075 million as of March 29, 2026, as compared to $1,062 million as of December 28, 2025. Cash and cash equivalents held by our foreign subsidiaries was $1,057 million and $1,020 million as of March 29, 2026 and December 28, 2025, respectively.

Restructuring

On February 17, 2026, our Board approved the 2026 Restructuring Initiative which aims to optimize our operating model, transform our supply chain, reduce complexity, and drive operational efficiencies, while strengthening core capabilities. The initiative is expected to result in pre-tax restructuring expenses and other charges totaling approximately $250 million in fiscal year 2026. Over the life of the initiative, a majority of the pre-tax restructuring expenses and other charges are expected to be paid in cash and are expected to be funded primarily through cash flows generated from operations. We expect to realize annualized pre-tax gross cost savings of approximately $200 million upon completion of the program. Our estimates of the costs of the initiative and the expected benefits are preliminary estimates and are subject to a number of assumptions, including local law requirements in various jurisdictions. Actual charges may differ, possibly materially, from the estimates provided above. See Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for further information regarding ongoing and previously completed initiatives.

Senior Notes

On February 13, 2026, we issued a notice of full redemption to the holders of the 5.35% Senior Notes due 2026. All $750 million aggregate principal amount outstanding of the 5.35% Senior Notes due 2026 were redeemed on February 23, 2026 at par plus accrued and unpaid interest to, but not including, the redemption date.

Dividends

Quarterly dividends have been paid to our shareholders since the Kenvue IPO. A summary of cash dividends per share on the outstanding Kenvue common stock declared to shareholders by our Board and paid during the fiscal three months ended March 29, 2026 is presented below:

Declaration Date	Record Date	Payment Date	Per Share Amount
January 28, 2026	February 11, 2026	February 25, 2026	$0.2075

On April 29, 2026, we announced that our Board declared a dividend of $0.2075 per share on our common stock. The dividend is payable on May 27, 2026 to shareholders of record as of the close of business on May 13, 2026.

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

As of March 29, 2026, we expect our primary cash requirements for fiscal year 2026 to include capital expenditures. We made payments of $139 million for purchases of property, plant, and equipment during the fiscal three months ended March 29, 2026.

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

Other Information

Provision for Taxes

On December 15, 2022, the European Union (the “EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development’s (the “OECD”) Pillar Two Inclusive Framework (“Pillar Two”) that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. On July 17, 2023, the OECD published Administrative Guidance proposing certain safe harbors that effectively extend certain effective dates to January 1, 2027. The OECD continues to release additional guidance, including guidance on safe harbors for which we may qualify, and many countries have already implemented legislation consistent with Pillar Two. Due to these new rules, our provision for taxes could be unfavorably impacted as the legislation becomes effective in countries in which we conduct business. However, based on our current analysis, currently enacted laws for Pillar Two do not have a significant impact on the Condensed Consolidated Financial Statements. We are continuing to evaluate the Model Global Anti-Base Erosion Rules for Pillar Two and related legislation, and their potential impact on future periods. In addition, in January 2025, the United States issued an executive order expressing disagreement with certain aspects of Pillar Two. In June 2025, the Group of Seven issued a statement supporting the exclusion of U.S.-parented groups from certain aspects of Pillar Two in exchange for the United States not imposing certain retaliatory taxes. On January 5, 2026, the OECD announced the Side-by-Side (“SbS”) package, implemented as administrative guidance and modifying the operation of the Pillar Two rules. The package introduces simplifications and new safe harbors for U.S. and other multinational companies where domestic and international tax systems meet robust requirements to coexist with Pillar Two, which would fully exempt U.S.-parented groups from the application of the Income Inclusion Rule and Undertaxed Profits Rule Pillar Two top up taxes. The SbS package also extends the current Transitional Country-by Country Reporting Safe Harbor by one year. We will continue to monitor any additional changes to Pillar Two.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of March 29, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer reviewed and participated in this evaluation of Kenvue’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 29, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal three months ended March 29, 2026, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this item is incorporated herein by reference to Note 13, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements included herein.

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors in Part I, Item 1A, “Risk Factors,” included in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities by the Company during the fiscal three months ended March 29, 2026.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fiscal three months ended October 1, 2023, our Board authorized a share repurchase program, under which we are authorized to repurchase up to 27,000,000 shares of our outstanding common stock in open market or privately negotiated transactions. The program has no expiration date and may be suspended or discontinued at any time. The intent of this repurchase program is to offset dilution from the vesting or exercise of equity-based awards under the Kenvue 2023 Plan (as defined in Note 7, “Stock-Based Compensation,” to the Condensed Consolidated Financial Statements included herein). On November 2, 2025, we entered into the Merger Agreement pursuant to which K-C will acquire all of the outstanding shares of the Company for a combination of stock and cash in a series of transactions, as described in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Pending Transaction with Kimberly-Clark,” to the Condensed Consolidated Financial Statements included herein. In accordance with the terms of the Merger Agreement, and subject to the exceptions therein, we are not permitted to repurchase, redeem, or otherwise acquire any of our equity interests without the prior written consent of K-C. No shares have been repurchased subsequent to the execution of the Merger Agreement.

The following table represents our purchases of common stock during the fiscal three months ended March 29, 2026:

(Shares in Thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 29, 2025 – January 25, 2026	—	$—	—	6,613
January 26, 2026 – February 22, 2026	—	$—	—	6,613
February 23, 2026 – March 29, 2026	—	$—	—	6,613
Total number of shares purchased	—

Item 5. Other Information
Insider Trading Arrangements and Policies

During the fiscal three months ended March 29, 2026, none of the Company’s directors or officers (as defined in Rule 16a1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the conditions of the affirmative defense provided by Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1
Amended and Restated Certificate of Incorporation of Kenvue Inc., effective as of May 3, 2023, filed as Exhibit 3.1 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on May 8, 2023, and incorporated herein by reference

3.2
Amended and Restated Bylaws of Kenvue Inc., effective as of May 3, 2023, filed as Exhibit 3.2 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on May 8, 2023, and incorporated herein by reference

10.1
Offer Letter, dated as of April 10, 2026, by and between Kenvue Brands LLC and Heather Howlett, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on April 15, 2026, and incorporated herein by reference †

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

Kenvue Inc.
Date: May 7, 2026	/s/ AMIT BANATI
Amit Banati
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2026	/s/ HEATHER HOWLETT
Heather Howlett
Chief Accounting Officer
(Principal Accounting Officer)