Form 10-Q
period 2026-06-28
Kenvue Inc.
filed 2026-08-06
CIK 1944048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On July 31, 2026, 1,920,773,467 shares of Common Stock, $0.01 par value, were outstanding.

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

Because forward-looking statements are based on current beliefs, expectations, and assumptions regarding future events, they are subject to risks, uncertainties, and changes that are difficult to predict and many of which are outside of our control. You should realize that if underlying assumptions prove inaccurate, or known or unknown risks or uncertainties materialize, our actual results and financial condition could vary materially from expectations and projections expressed or implied in our forward-looking statements. The forward-looking statements in this report, other than the statements regarding the Pending Transaction with Kimberly-Clark, do not assume the consummation of the Pending Transaction unless specifically stated otherwise. Risks and uncertainties include, but are not limited to:

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

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal twelve months ended December 28, 2025, filed on February 20, 2026 with the U.S. Securities and Exchange Commission (the “SEC”), in Part II, Item 1A, “Risk Factors,” included herein, and in our other filings with the SEC. You should understand that it is not possible to predict or identify all such factors, and you should not consider the risks described above to be a complete statement of all potential risks and uncertainties. We do not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments, except as required by law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
KENVUE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions, Except Per Share Data; Shares in Thousands)

	June 28, 2026	December 28, 2025
Assets
Current assets
Cash and cash equivalents	$1,110	$1,062
Trade receivables, less allowances for credit losses ($18 and $26 as of June 28, 2026 and December 28, 2025, respectively)	2,476	2,382
Inventories	1,722	1,666
Prepaid expenses and other receivables	450	432
Other current assets	141	155
Total current assets	5,899	5,697
Property, plant, and equipment, net	2,226	2,212
Intangible assets, net	8,406	8,694
Goodwill	9,265	9,509
Deferred taxes on income	247	237
Other assets	692	727
Total Assets	$26,735	$27,076
Liabilities and Stockholders’ Equity
Current liabilities
Loans and notes payable	$1,406	$1,453
Accounts payable	2,577	2,473
Accrued liabilities	1,040	1,159
Accrued rebates, returns, and promotions	769	755
Accrued taxes on income	75	105
Total current liabilities	5,867	5,945
Long-term debt	7,074	7,071
Deferred taxes on income	2,328	2,354
Employee-related obligations	341	340
Other liabilities	572	601
Total liabilities	16,182	16,311
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value, 750,000 shares authorized; no shares issued and outstanding as of June 28, 2026 and December 28, 2025	—	—
Common stock, $0.01 par value, 12,500,000 shares authorized; 1,940,628 and 1,920,241 shares issued and outstanding as of June 28, 2026, respectively; 1,936,502 and 1,916,115 shares issued and outstanding as of December 28, 2025, respectively	19	19
Additional paid-in capital	16,397	16,348
Treasury stock, 20,387 shares at cost as of June 28, 2026 and December 28, 2025	(439)	(439)
Accumulated deficit	(70)	(204)
Accumulated other comprehensive loss	(5,354)	(4,959)
Total stockholders’ equity	10,553	10,765
Total Liabilities and Stockholders’ Equity	$26,735	$27,076
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in Millions, Except Per Share Data; Shares in Millions)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net sales	$3,955	$3,839	$7,864	$7,580
Cost of sales	1,654	1,578	3,261	3,151
Gross profit	2,301	2,261	4,603	4,429
Selling, general, and administrative expenses	1,537	1,504	2,990	3,041
Restructuring expenses	59	60	130	120
Other operating expense, net	6	5	17	18
Operating income	699	692	1,466	1,250
Other expense, net	11	10	11	16
Interest expense, net	90	94	185	188
Income before taxes	598	588	1,270	1,046
Provision for taxes	142	168	340	304
Net income	$456	$420	$930	$742

Net income per share
Basic	$0.24	$0.22	$0.48	$0.39
Diluted	$0.24	$0.22	$0.48	$0.39
Weighted-average number of shares outstanding
Basic	1,920	1,919	1,918	1,917
Diluted	1,923	1,928	1,922	1,927
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income	$456	$420	$930	$742
Other comprehensive (loss) income, net of taxes
Foreign currency translation	(136)	613	(368)	1,065
Employee benefit plans	3	(5)	4	(8)
Derivatives and hedges	(15)	19	(31)	17
Other comprehensive (loss) income	(148)	627	(395)	1,074
Comprehensive income	$308	$1,047	$535	$1,816
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; Dollars in Millions, Except Per Share Data; Shares in Thousands)

	Fiscal Three Months Ended June 28, 2026
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
March 29, 2026	1,919,935	$19	$16,362	20,387	$(439)	$(128)	$(5,206)	$10,608
Net income	—	—	—	—	—	456	—	456
Other comprehensive loss	—	—	—	—	—	—	(148)	(148)
Cash dividends on common stock ($0.2075 per share)	—	—	—	—	—	(398)	—	(398)
Stock-based compensation	—	—	32	—	—	—	—	32
Issuance of common stock under the Kenvue 2023 Plan, net	306	—	3	—	—	—	—	3
June 28, 2026	1,920,241	$19	$16,397	20,387	$(439)	$(70)	$(5,354)	$10,553

	Fiscal Three Months Ended June 29, 2025
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
March 30, 2025	1,918,859	$19	$16,201	14,208	$(305)	$(163)	$(5,699)	$10,053
Net income	—	—	—	—	—	420	—	420
Other comprehensive income	—	—	—	—	—	—	627	627
Cash dividends on common stock ($0.205 per share)	—	—	—	—	—	(393)	—	(393)
Stock-based compensation	—	—	37	—	—	—	—	37
Issuance of common stock under the Kenvue 2023 Plan, net	2,644	—	50	—	—	—	—	50
Purchase of treasury stock	(2,666)	—	—	2,666	(64)	—	—	(64)
June 29, 2025	1,918,837	$19	$16,288	16,874	$(369)	$(136)	$(5,072)	$10,730

	Fiscal Six Months Ended June 28, 2026
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
December 28, 2025	1,916,115	$19	$16,348	20,387	$(439)	$(204)	$(4,959)	$10,765
Net income	—	—	—	—	—	930	—	930
Other comprehensive loss	—	—	—	—	—	—	(395)	(395)
Cash dividends on common stock ($0.415 per share)	—	—	—	—	—	(796)	—	(796)
Stock-based compensation	—	—	61	—	—	—	—	61
Issuance of common stock under the Kenvue 2023 Plan, net	4,126	—	(12)	—	—	—	—	(12)
June 28, 2026	1,920,241	$19	$16,397	20,387	$(439)	$(70)	$(5,354)	$10,553

	Fiscal Six Months Ended June 29, 2025
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
December 29, 2024	1,913,768	$19	$16,130	11,208	$(242)	$(93)	$(6,146)	$9,668
Net income	—	—	—	—	—	742	—	742
Other comprehensive income	—	—	—	—	—	—	1,074	1,074
Cash dividends on common stock ($0.41 per share)	—	—	—	—	—	(785)	—	(785)
Stock-based compensation	—	—	81	—	—	—	—	81
Issuance of common stock under the Kenvue 2023 Plan, net	10,735	—	77	—	—	—	—	77
Purchase of treasury stock	(5,666)	—	—	5,666	(127)	—	—	(127)
June 29, 2025	1,918,837	$19	$16,288	16,874	$(369)	$(136)	$(5,072)	$10,730
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)

	Fiscal Six Months Ended
	June 28, 2026	June 29, 2025
Cash flows from operating activities
Net income	$930	$742
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	288	278
Stock-based compensation	61	81
Deferred income taxes	18	(27)
Other	33	33
Net changes in assets and liabilities
Trade receivables	(108)	(51)
Inventories	(69)	(117)
Other current and non-current assets	(85)	112
Accounts payable and accrued liabilities	120	109
Employee-related obligations	5	(4)
Accrued taxes on income	(15)	(29)
Other liabilities	(1)	(78)
Net cash flows from operating activities	1,177	1,049
Cash flows used in investing activities
Purchases of property, plant, and equipment	(203)	(267)
Other investing activities	(42)	10
Net cash flows used in investing activities	(245)	(257)
Cash flows used in financing activities
Proceeds from (repayments of) commercial paper program, net of repayments (proceeds) and issuance costs	1,430	(25)
Repayments of commercial paper program—original maturities more than three months	(750)	—
Proceeds from issuance of Senior Notes, net of issuance costs	—	746
Repayment of Senior Notes	(750)	(750)
Dividends paid	(796)	(785)
Purchase of treasury stock	—	(127)
Other financing activities	(16)	83
Net cash flows used in financing activities	(882)	(858)
Effect of exchange rate changes on cash and cash equivalents	(2)	66
Cash and cash equivalents, beginning of period	1,062	1,070
Net increase in cash and cash equivalents	48	—
Cash and cash equivalents, end of period	$1,110	$1,070
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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations, and cash flows for the periods indicated. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures included in the Company’s Annual Report on Form 10-K for the fiscal twelve months ended December 28, 2025, filed on February 20, 2026 with the SEC.

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

Global and North America Headquarters

On April 20, 2023, the Company entered into a long-term lease for a newly renovated global and North America corporate headquarters building and a newly constructed research and development building in Summit, New Jersey. In March 2025, the Company began operating out of the new global and North America corporate headquarters. The relocation to this new campus from multiple U.S.-based locations was substantially complete as of June 28, 2026.

Separation-Related Costs

The Company is incurring certain non-recurring separation-related costs in connection with the establishment of Kenvue as a standalone public company (“Separation-related costs”), which are included in Cost of sales and Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations. Separation-related costs associated with information technology and other activities, primarily related to the disentanglement of systems and the discontinuance of certain information technology assets, are substantially completed. Costs related to legal entity name changes, as well as minimal costs related to other activities, are expected to continue for a longer period than originally anticipated.

Separation-related costs for the fiscal three and six months ended June 28, 2026 and June 29, 2025 consisted of:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Information technology and other(1)	$2	$18	$2	$51
Legal entity name change	5	6	8	11
Total Separation-related costs	$7	$24	$10	$62
(1) Primarily related to the disentanglement of systems and the costs associated with the discontinuation of certain information technology assets.

Research and Development

Research and development expenses are expensed as incurred and included in Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations. Research and development expenses were $94 million and $91 million for the fiscal three months ended June 28, 2026 and June 29, 2025, respectively, and $178 million and $190 million for the fiscal six months ended June 28, 2026 and June 29, 2025, respectively.

Supplier Finance Program

As of June 28, 2026 and December 28, 2025, the Company’s Accounts payable balances included $384 million and $314 million, respectively, related to invoices from suppliers participating in the supplier finance program.

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

The Company had a net liability to J&J of $45 million and $44 million as of June 28, 2026 and December 28, 2025, respectively, in relation to the net economic benefit arrangements on the Condensed Consolidated Balance Sheets. The Company recognized Net income of $13 million and $14 million for the fiscal three months ended June 28, 2026 and June 29, 2025, respectively, and $18 million and $22 million for the fiscal six months ended June 28, 2026 and June 29, 2025, respectively, in relation to the net economic benefit arrangements in the Condensed Consolidated Statements of Operations.

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

No other new accounting standards that were issued or became effective during the fiscal six months ended June 28, 2026 had, or are expected to have, a significant impact on the Condensed Consolidated Financial Statements.

2. Inventories

As of June 28, 2026 and December 28, 2025, Inventories consisted of:

(Dollars in Millions)	June 28, 2026	December 28, 2025
Raw materials and supplies	$303	$275
Goods in process	70	103
Finished goods	1,349	1,288
Total inventories	$1,722	$1,666

3. Intangible Assets and Goodwill

As of June 28, 2026 and December 28, 2025, the gross and net amounts of intangible assets were:

	June 28, 2026			December 28, 2025
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Patents and trademarks	$4,284	$(2,083)	$2,201	$4,406	$(2,054)	$2,352
Customer relationships	1,995	(1,169)	826	2,049	(1,178)	871
Other intangibles	1,323	(776)	547	1,329	(760)	569
Total definite-lived intangible assets	$7,602	$(4,028)	$3,574	$7,784	$(3,992)	$3,792
Indefinite-lived intangible assets:
Trademarks	$4,771	$—	$4,771	$4,840	$—	$4,840
Other	61	—	61	62	—	62
Total intangible assets, net	$12,434	$(4,028)	$8,406	$12,686	$(3,992)	$8,694

Gross carrying amount changes for the fiscal six months ended June 28, 2026 were driven by the impact of currency translations.

No intangible asset impairments were recognized for either of the fiscal three and six months ended June 28, 2026 and June 29, 2025.

Amortization expense for the Company’s amortizable assets, which is included in Cost of sales, was $64 million for each of the fiscal three months ended June 28, 2026 and June 29, 2025, and $129 million and $127 million for the fiscal six months ended June 28, 2026 and June 29, 2025, respectively.

The following table summarizes the changes in the carrying amount of goodwill by reportable business segment during the fiscal six months ended June 28, 2026:

(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total Goodwill
December 28, 2025	$5,562	$2,263	$1,684	$9,509
Currency translation	(168)	(51)	(25)	(244)
June 28, 2026	$5,394	$2,212	$1,659	$9,265

Goodwill Impairment Tests

For the fiscal twelve months ended December 28, 2025, the Company completed its annual goodwill impairment tests and performed a qualitative assessment on each of the reporting units on the annual test date. Based on this assessment, the Company concluded that no impairment to goodwill was necessary as it was more likely than not that the estimated fair value of each reporting unit was in excess of its respective carrying value.

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

4. Borrowings

The components of the Company’s debt as of June 28, 2026 and December 28, 2025 were as follows:

(Dollars in Millions)	June 28, 2026	December 28, 2025
Senior Notes(1)
5.35% Senior Notes due 2026	$—	$750
5.05% Senior Notes due 2028	1,000	1,000
5.00% Senior Notes due 2030	1,000	1,000
4.85% Senior Notes due 2032	750	750
4.90% Senior Notes due 2033	1,250	1,250
5.10% Senior Notes due 2043	750	750
5.05% Senior Notes due 2053	1,500	1,500
5.20% Senior Notes due 2063	750	750
Other(2)	134	134
Discounts and debt issuance costs	(60)	(63)
Total	7,074	7,821
Less: Current portion of long-term debt—principal amount, net of discounts and debt issuance costs	—	(750)
Total long-term debt	7,074	7,071
Current portion of long-term debt—principal amount	—	750
Commercial paper	1,405	700
Discounts and debt issuance costs	(2)	(2)
Other	3	5
Total loans and notes payable	1,406	1,453
Total debt	$8,480	$8,524
(1) On May 22, 2025, the Company issued a series of senior unsecured notes maturing in 2032 in an aggregate principal amount of $750 million. These notes, collectively with the series of senior unsecured notes issued on March 22, 2023, are referred to as the “Senior Notes.”
(2) Other consists primarily of finance lease liabilities.

Interest Expense, Net

The amount included in Interest expense, net in the Condensed Consolidated Statements of Operations for the fiscal three and six months ended June 28, 2026 and June 29, 2025 consisted of the following:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Interest expense	$103	$107	$209	$214
Interest income	(13)	(13)	(24)	(26)
Total interest expense, net	$90	$94	$185	$188

Fair Value of Debt

The Company’s debt was recorded at the carrying amount. The estimated fair value of the Company’s Senior Notes was $6.8 billion and $7.6 billion as of June 28, 2026 and December 28, 2025, respectively. Fair value was estimated based upon quoted market prices in active markets, which would be considered Level 2 in the fair value hierarchy. The carrying value of the commercial paper notes approximated the fair value as of June 28, 2026 and December 28, 2025 due to the nature and short-term duration of the instrument.

5. Accrued and Other Liabilities

As of June 28, 2026 and December 28, 2025, Accrued liabilities and Other liabilities, respectively, consisted of:

(Dollars in Millions)	June 28, 2026	December 28, 2025
Accrued expenses	$485	$428
Accrued compensation and benefits	314	343
Operating lease liabilities	41	43
Tax indemnification liability(1)	16	22
Other accrued liabilities	184	323
Total accrued liabilities	$1,040	$1,159

(Dollars in Millions)	June 28, 2026	December 28, 2025
Accrued income taxes	$245	$219
Operating lease liabilities	92	107
Tax indemnification liability(1)	133	135
Other accrued liabilities	102	140
Total other liabilities	$572	$601
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

6. Accumulated Other Comprehensive Loss

The following tables summarize the changes in the accumulated balances for each component of Accumulated other comprehensive loss during the fiscal three and six months ended June 28, 2026 and June 29, 2025:

(Dollars in Millions)	Foreign Currency Translation	Employee Benefit Plans	Gain (Loss) on Derivatives and Hedges(1)	Total Accumulated Other Comprehensive Loss
March 29, 2026	$(5,094)	$(124)	$12	$(5,206)
Other comprehensive (loss) income before reclassifications	(136)	1	(15)	(150)
Amounts reclassified to the Condensed Consolidated Statement of Operations	—	2	—	2
Net current period Other comprehensive (loss) income	(136)	3	(15)	(148)
June 28, 2026	$(5,230)	$(121)	$(3)	$(5,354)

March 30, 2025	$(5,588)	$(133)	$22	$(5,699)
Other comprehensive income (loss) before reclassifications	613	(6)	37	644
Amounts reclassified to the Condensed Consolidated Statement of Operations	—	1	(18)	(17)
Net current period Other comprehensive income (loss)	613	(5)	19	627
June 29, 2025	$(4,975)	$(138)	$41	$(5,072)
(1) For the fiscal three months ended June 28, 2026 and June 29, 2025, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $(15) million and $19 million, respectively, related to its cash flow hedge portfolio.

(Dollars in Millions)	Foreign Currency Translation	Employee Benefit Plans	Gain (Loss) on Derivatives and Hedges(1)	Total Accumulated Other Comprehensive Loss
December 28, 2025	$(4,862)	$(125)	$28	$(4,959)
Other comprehensive (loss) income before reclassifications	(368)	2	(25)	(391)
Amounts reclassified to the Condensed Consolidated Statement of Operations	—	2	(6)	(4)
Net current period Other comprehensive (loss) income	(368)	4	(31)	(395)
June 28, 2026	$(5,230)	$(121)	$(3)	$(5,354)

December 29, 2024	$(6,040)	$(130)	$24	$(6,146)
Other comprehensive income (loss) before reclassifications	1,065	(10)	32	1,087
Amounts reclassified to the Condensed Consolidated Statement of Operations	—	2	(15)	(13)
Net current period Other comprehensive income (loss)	1,065	(8)	17	1,074
June 29, 2025	$(4,975)	$(138)	$41	$(5,072)
(1) For the fiscal six months ended June 28, 2026 and June 29, 2025, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $(31) million and $17 million, respectively, related to its cash flow hedge portfolio.

Amounts in Accumulated other comprehensive loss are presented net of the related tax impact. Foreign currency translation is not adjusted for income taxes where it relates to permanent investments in international operations. For additional details on comprehensive income, see the Condensed Consolidated Statements of Comprehensive Income.

The provision (benefit) for taxes allocated to the components of Accumulated other comprehensive loss before reclassification for the fiscal three and six months ended June 28, 2026 and June 29, 2025 was as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Foreign currency translation	$5	$(14)	$15	$(23)
Employee benefit plans	1	(4)	1	(4)
Gain (loss) on derivatives and hedges	(3)	7	(6)	6
Total provision (benefit) for taxes recognized in Accumulated other comprehensive loss	$3	$(11)	$10	$(21)

The provision (benefit) for taxes allocated to the reclassifications from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Operations was not significant for the fiscal three and six months ended June 28, 2026 and June 29, 2025.

7. Stock-Based Compensation

The classification of stock-based compensation expense for the fiscal three and six months ended June 28, 2026 and June 29, 2025 was as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Cost of sales	$6	$7	$11	$15
Selling, general, and administrative expenses	26	30	50	66
Total stock-based compensation expense	$32	$37	$61	$81

Grant activity for the fiscal six months ended June 28, 2026 primarily relates to restricted stock units awarded as part of the annual grant of stock-based awards under the 2023 Long-Term Incentive Plan (the “Kenvue 2023 Plan”) that occurred during the fiscal three months ended March 29, 2026.

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

Transactions with J&J, Including the Separation Agreement

In connection with the Separation, Kenvue entered into various agreements with J&J, which created a framework for the Company’s ongoing relationship with J&J following the completion of the Kenvue IPO. These agreements include, but are not limited to:

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

The Company had the following balances and transactions with J&J and its affiliates, primarily in connection with the Tax Matters Agreement, Transition Services Agreement, and the Transition Manufacturing Agreement, reported in the Condensed Consolidated Financial Statements:

(Dollars in Millions)	June 28, 2026	December 28, 2025
Due to J&J	$268	$275
Due from J&J	$157	$112

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Expense recognized in Cost of sales	$32	$38	$61	$85
(Income) expense recognized in Selling, general, and administrative expenses	$(8)	$2	$(14)	$17

In April 2025, the Company completed its Transition Services Agreement program. Consistent with the program’s plan, the Company finalized the exit of more than 2,300 transition services.

9. Other Operating Expense, Net and Other Expense, Net

Other operating expense, net for the fiscal three and six months ended June 28, 2026 and June 29, 2025 consisted of:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Royalty income	$(7)	$(14)	$(12)	$(18)
Impact of Deferred Markets(1)	15	16	21	28
Other(2)	(2)	3	8	8
Total other operating expense, net	$6	$5	$17	$18
(1) Includes the provision for taxes, minority interest expense, and service fees to be paid to J&J under the net economic benefit arrangements. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Net Economic Benefit Arrangements,” for more information regarding Deferred Markets.
(2) Other consists primarily of other miscellaneous operating (income) expenses.

Other expense, net for the fiscal three and six months ended June 28, 2026 and June 29, 2025 consisted of:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Currency losses on transactions	$12	$11	$12	$17
Other(1)	(1)	(1)	(1)	(1)
Total other expense, net	$11	$10	$11	$16
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

The worldwide effective income tax rates were 23.7% and 28.6% for the fiscal three months ended June 28, 2026 and June 29, 2025, respectively, and 26.8% and 29.1% for the fiscal six months ended June 28, 2026 and June 29, 2025, respectively. The decrease in the effective tax rate for the fiscal three months ended June 28, 2026 as compared to the fiscal three months ended June 29, 2025 was primarily the result of the release of a valuation allowance in the fiscal three months ended June 28, 2026 as well as changes to the jurisdictional mix of income and favorable impacts to U.S. tax on foreign earnings attributable to the prior year enactment of the One Big Beautiful Bill Act, which became effective in the current year. The decrease in the effective tax rate for the fiscal six months ended June 28, 2026 as compared to the fiscal six months ended June 29, 2025 was primarily the result of the quarter-to-date effective tax rate impacts discussed above, partially offset by a shortfall on stock-based compensation recorded during the fiscal six months ended June 28, 2026 as compared to a windfall on stock-based compensation recorded during the fiscal six months ended June 29, 2025.

As of June 28, 2026, the Company had approximately $232 million of liabilities from unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries. With respect to the United States, per the Tax Matters Agreement between J&J and the Company, J&J remains liable for all liabilities related to the final settlement of any U.S. federal income tax audits in which the Company was part of J&J’s federal consolidated tax return. In other major jurisdictions where the Company conducts business, the years that are under tax audit or remain open to tax audits range from 2015 and forward.

The Company has included the impact of enacted legislation related to the Organization for Economic Co-operation and Development’s (the “OECD”) Pillar Two Inclusive Framework (“Pillar Two”) in its provision for taxes beginning in fiscal year 2024. While the impact of currently enacted laws for Pillar Two is not significant, it is possible that further administrative guidance from the OECD or new legislation in countries where the Company operates could have a material effect on the Company’s provision for taxes in the future. In addition, in January 2025, the United States issued an executive order expressing disagreement with certain aspects of Pillar Two. In June 2025, the Group of Seven issued a statement supporting the exclusion of U.S.-parented groups from certain aspects of Pillar Two in exchange for the United States not imposing certain retaliatory taxes. On January 5, 2026, the OECD announced the Side-by-Side (“SbS”) package, implemented as administrative guidance and modifying the operation of the Pillar Two rules. The package introduces simplifications and new safe harbors for U.S. and other multinational companies where domestic and international tax systems meet robust requirements to coexist with Pillar Two, which would fully exempt U.S.-parented groups from the application of the Income Inclusion Rule and Undertaxed Profits Rule Pillar Two top up taxes. The SbS package also extends the current Transitional Country-by-Country Reporting Safe Harbor by one year. On May 18, 2026, the OECD released additional administrative guidance that provided additional relief in complying with the Pillar Two Global Minimum Tax and the GloBE Information Return (“GIR”) filing, including a clarification that 53-week fiscal years ending on or before January 3, 2027 qualified for the Transitional Undertaxed Profits Rule Safe Harbour exemption. Neither the SbS package nor the additional May 2026 OECD guidance is expected to have a material impact on the Company’s effective tax rate. The Company will continue to monitor any additional changes to Pillar Two.

11. Net Income Per Share

The Company had 1,940,627,824 shares of common stock issued and 1,920,241,102 shares of common stock outstanding as of June 28, 2026.

Diluted net income per share is computed by giving effect to all potentially dilutive equity instruments or equity awards that are outstanding during the period. The following table summarizes the shares held by the Company that were determined to be anti-dilutive under the treasury stock method and therefore excluded from the diluted net income per share calculation during the fiscal three and six months ended June 28, 2026 and June 29, 2025:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Shares in Millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Anti-dilutive shares(1)	63	14	62	18
(1) For each of the fiscal three and six months ended June 28, 2026 and June 29, 2025, the majority of anti-dilutive shares related to stock options.

Net income per share for the fiscal three and six months ended June 28, 2026 and June 29, 2025 was calculated as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(In Millions, Except Per Share Data)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income	$456	$420	$930	$742

Basic weighted-average number of shares outstanding	1,920	1,919	1,918	1,917
Dilutive effects of stock-based awards	3	9	4	10
Diluted weighted-average number of shares outstanding	1,923	1,928	1,922	1,927

Net income per share:
Basic	$0.24	$0.22	$0.48	$0.39
Diluted	$0.24	$0.22	$0.48	$0.39

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

The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 28, 2026 and December 28, 2025:

	June 28, 2026				December 28, 2025
(Dollars in Millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Forward foreign exchange contracts	$67	$—	$67	$—	$73	$—	$73	$—
Cross currency swap contracts	48	—	48	—	20	—	20	—
Total assets	$115	$—	$115	$—	$93	$—	$93	$—
Liabilities:
Forward foreign exchange contracts	$(98)	$—	$(98)	$—	$(63)	$—	$(63)	$—
Cross currency swap contracts	(37)	—	(37)	—	(111)	—	(111)	—
Total liabilities	$(135)	$—	$(135)	$—	$(174)	$—	$(174)	$—
Net amount presented in Prepaid expenses and other receivables:	$25	$—	$25	$—	$22	$—	$22	$—
Net amount presented in Accounts payable:	$(47)	$—	$(47)	$—	$(59)	$—	$(59)	$—
Net amount presented in Other assets:	$17	$—	$17	$—	$—	$—	$—	$—
Net amount presented in Other liabilities:	$(15)	$—	$(15)	$—	$(44)	$—	$(44)	$—

As of June 28, 2026 and December 28, 2025, cash equivalents were $147 million and $79 million, respectively, which were primarily composed of time deposits and money market funds.

The carrying amount of Cash and cash equivalents, Trade receivables, Prepaid expenses and other receivables, and Loans and notes payable approximated fair value as of June 28, 2026 and December 28, 2025. The fair value of forward foreign exchange contracts is the aggregation by currency of all future cash flows discounted to its present value at the prevailing market interest rates and subsequently converted to the U.S. dollar at the current spot foreign exchange rate. The cross currency swap contracts are each recorded at fair value derived from observable market data, including foreign exchange rates and yield curves.

There were no transfers between Level 1, Level 2, or Level 3 during the fiscal three and six months ended June 28, 2026 and the fiscal twelve months ended December 28, 2025.

The following table sets forth the notional amounts of the Company’s outstanding derivative instruments as of June 28, 2026 and December 28, 2025:

	June 28, 2026			December 28, 2025
(Dollars in Millions)	Forward Foreign Exchange Contracts	Cross Currency Swap Contracts	Total Notional Amount	Forward Foreign Exchange Contracts	Cross Currency Swap Contracts	Total Notional Amount
Cash flow hedges	$3,286	$—	$3,286	$3,422	$—	$3,422
Fair value hedges	$299	$—	$299	$296	$—	$296
Net investment hedges	$—	$2,000	$2,000	$—	$2,000	$2,000
Undesignated hedging instruments	$639	$—	$639	$502	$—	$502

Cash Flow Hedges

For the fiscal three and six months ended June 28, 2026, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $(15) million and $(31) million, respectively, related to its cash flow hedge portfolio. For the fiscal three and six months ended June 29, 2025, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $19 million and $17 million, respectively, related to its cash flow hedge portfolio.

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

The following table summarizes the gains and losses recognized on forward foreign exchange contracts designated as cash flow hedges within Other comprehensive (loss) income and the gains and losses reclassified into earnings for the fiscal three and six months ended June 28, 2026 and June 29, 2025:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
(Loss) gain recognized in Other comprehensive (loss) income	$(18)	$37	$(31)	$31
(Loss) gain reclassified from Other comprehensive (loss) income into earnings	$(1)	$17	$6	$13

The following tables summarize the gains and losses reclassified from Other comprehensive (loss) income into earnings related to the forward foreign exchange contracts designated as cash flow hedges for the fiscal three and six months ended June 28, 2026 and June 29, 2025:

	Fiscal Three Months Ended
	June 28, 2026			June 29, 2025
(Dollars in Millions)	Net Sales	Cost of Sales	Other Expense, Net	Net Sales	Cost of Sales	Other Expense, Net
Gain (loss) reclassified from Other comprehensive (loss) income into earnings	$—	$(1)	$—	$—	$13	$4

	Fiscal Six Months Ended
	June 28, 2026			June 29, 2025
(Dollars in Millions)	Net Sales	Cost of Sales	Other Expense, Net	Net Sales	Cost of Sales	Other Expense, Net
Gain reclassified from Other comprehensive (loss) income into earnings	$—	$—	$6	$—	$2	$11

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

The following table summarizes the gains and losses recognized within Other comprehensive (loss) income related to the cross currency swap contracts designated as net investment hedges for the fiscal three and six months ended June 28, 2026 and June 29, 2025:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Gain (loss) recognized in CTA within Other comprehensive (loss) income	$24	$(123)	$60	$(179)

Other than amounts excluded from effectiveness testing, the Company did not reclassify any gains or losses from CTA within Other comprehensive (loss) income to earnings during the fiscal three and six months ended June 28, 2026 and June 29, 2025 related to the cross currency swap contracts designated as net investment hedges.

Undesignated Hedging Instruments

Undesignated Forward Foreign Exchange Contracts

The Company enters into forward foreign exchange contracts to offset the foreign currency exposure related to the monetary assets and liabilities in non-functional currencies. These contracts are not designated as cash flow hedging relationships, and the net allocated gains and losses related to these contracts are recognized within Other expense, net in the Condensed Consolidated Statements of Operations. As of June 28, 2026 and December 28, 2025, the Company held forward foreign exchange contracts that were not designated in cash flow hedging relationships with a fair value of $2 million and $0 million, respectively.

The following table summarizes the gains and losses recognized within Other expense, net related to the undesignated forward foreign exchange contracts for the fiscal three and six months ended June 28, 2026 and June 29, 2025:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Gain recognized in Other expense, net	$—	$—	$2	$—

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

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 28, 2026, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accordingly accrued for those contingent liabilities and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments. Accrued liabilities related to litigation matters are included in Accrued liabilities and Other liabilities on the Condensed Consolidated Balance Sheets. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; significant facts are in dispute; procedural or jurisdictional issues exist; the number of potential claims is certain or predictable; comprehensive multi-party settlements are achievable; there are complex related cross-claims and counterclaims; and/or there are numerous parties involved.

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

Claims for personal injury have been made against the Company’s subsidiary Johnson & Johnson Consumer Inc., now known as Kenvue Brands LLC (“JJCI”), along with other third-party sellers of acetaminophen-containing products, in federal court alleging that in utero exposure to acetaminophen (the active ingredient in Tylenol®, an over-the-counter (“OTC”) pain medication) is associated with the development of autism spectrum disorder and/or attention-deficit/hyperactivity disorder in children. In October 2022, lawsuits filed in federal courts in the United States were organized as a multi-district litigation in the U.S. District Court for the Southern District of New York. In February 2024, the court entered final judgment in favor of JJCI and the other sellers of acetaminophen-containing products and dismissed the majority of cases then pending in the multi-district litigation. A Notice of Appeal was filed for those cases in March 2024. In August 2024, all remaining cases then pending in the multi-district litigation were dismissed. As of December 2024, all cases were on appeal. In July 2026, the Second Circuit Court of Appeals vacated the District Court’s judgment and remanded for further proceedings, affirming in part and reversing in part the District Court’s rulings. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. In addition, lawsuits have been filed in state court against JJCI, the Company, and J&J. Lawsuits have also been filed in Canada against the Company’s subsidiary Johnson & Johnson Inc. (Canadian affiliate), now known as Kenvue Canada Inc. (“JJI”), and J&J. At this stage in these proceedings, the Company is unable to reasonably estimate either the likelihood or the magnitude of its potential liability arising out of these claims and lawsuits.

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

In October 2025, claims for personal injury and, in some cases, consequential death, were brought in the Business and Property Courts in Manchester (Circuit Commercial Court, KBD) against Kenvue UK Limited, J&J, and J&J’s subsidiary, Johnson & Johnson Management Limited, in respect of Johnson’s® Baby Powder. In December 2025, the claims were transferred to the Civil List of the King’s Bench Division in London. In June 2026, a group litigation order was entered. The claimants allege they developed mesothelioma, cancer of the female reproductive system, lung granulomata and/or fibrosis, together with uterine fibroids as a result of exposure to Johnson’s® Baby Powder. The claimants claim that the defendants are liable for negligence and the tort of deceit.

Additionally, in February 2026, an Australian law firm announced it had commenced by writ a representative proceeding in the Supreme Court of Victoria against J&J and the Company’s affiliates Johnson & Johnson Pty Ltd and Johnson & Johnson Pacific Pty Limited, in respect of Johnson’s® Baby Powder and other talc-based products. The claim alleges that members of the representative group developed ovarian cancer, mesothelioma, and/or other cancers as a result of exposure to those products. The class action proceeding includes claims in negligence, misleading or deceptive conduct, and other statutory causes of action. In July 2026, the parties received a statement of claim.

In March 2026, claimants applied for a group action against Kenvue UK Limited, J&J, and J&J’s subsidiary, Johnson & Johnson Management Limited, and applied for the appointment of a representative party to be permitted in the Lords of Council and Session in the Court of Session in Scotland. Claimants are alleging claims for personal injury, and in some cases, consequential death, as a result of the use of mineral talc-based cosmetic powder. Specifically, claimants allege they have developed mesothelioma, cancer of the female reproductive system, lung granulomata and/or fibrosis, together with uterine fibroids as a result of their exposure to Johnson’s® Baby Powder. In July 2026, a group proceeding known as “The Scottish Johnson & Johnson Baby Powder Group Proceedings” was ordered. At this stage in these proceedings, the Company is unable to reasonably estimate either the likelihood or the magnitude of its potential liability arising out of these claims related to talc-based Johnson’s® Baby Powder.

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

In September 2023, the Nonprescription Drugs Advisory Committee (the “NDAC”) of the U.S. Food and Drug Administration (the “FDA”) met to discuss new data on the effectiveness of orally administered phenylephrine (“PE”) and concluded that the current scientific data do not support that the recommended dosage of orally administered PE is effective as a nasal decongestant. Neither the FDA nor the NDAC raised concerns about safety issues with use of oral PE at the recommended dose. In November 2024, the FDA issued a proposed order to remove the ingredient from the OTC monograph. Beginning in September 2023, following the NDAC vote, putative class actions were filed against the Company and its affiliates, along with other third-party sellers and manufacturers of PE-containing products, asserting various causes of action including violation of consumer protection statutes, negligence, and unjust enrichment. The complaints seek damages and injunctive relief. In December 2023, lawsuits filed in federal courts in the United States were organized as a multi-district litigation in the U.S. District Court for the Eastern District of New York. In November 2024, the U.S. District Court for the Eastern District of New York dismissed plaintiffs’ streamlined complaint, and a Notice of Appeal was filed in December 2024. In July 2026, the Second Circuit Court of Appeals affirmed in part the District Court’s rulings, vacated the District Court’s judgment in part, and remanded for further proceedings. Separately, putative Canadian class actions were filed beginning in September 2023 against the Company, JJI, and JJCI, along with other third-party sellers and manufacturers of PE-containing products, alleging false, misleading representations, and seeking damages and declaratory relief based on various causes of action including breach of consumer protection statutes, negligent misrepresentation, and civil conspiracy. In December 2024, a representative action was filed in the Federal Court of Australia, Victoria Registry, against the Company’s subsidiary Johnson & Johnson Pacific Pty Limited alleging contraventions of the consumer guarantees regime and seeking damages and associated relief based on broadly similar causes of action to those in the United States. In February 2025, a representative action was filed in the High Court of New Zealand, Auckland Registry against Johnson & Johnson (New Zealand) Limited and the Company’s subsidiaries JNTL Consumer Health (New Zealand) Limited and Johnson & Johnson Pacific Pty Limited, alleging breaches of the Fair Trading Act 1986 and the Consumer Guarantees Act 1993.

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
Baby Care
Other Essential Health (Women’s Health, Wound Care, and Other)

The Company’s product categories as a percentage of Net sales for the fiscal three and six months ended June 28, 2026 and June 29, 2025 were as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
Product Categories	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Cough, Cold, and Allergy	12%	12%	14%	14%
Pain Care	11	12	12	12
Other Self Care	17	17	16	16
Face and Body Care	18	18	18	18
Hair, Sun, and Other	10	9	10	9
Oral Care	10	11	10	11
Baby Care	10	9	9	9
Other Essential Health	12	12	11	11
Total	100%	100%	100%	100%

Segment Net Sales and Segment Adjusted Operating Income

Segment net sales and Segment adjusted operating income for the fiscal three and six months ended June 28, 2026 and June 29, 2025 were as follows:

	Fiscal Three Months Ended
	June 28, 2026				June 29, 2025
(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total	Self Care	Skin Health and Beauty	Essential Health	Total
Net sales	$1,589	$1,113	$1,253	$3,955	$1,555	$1,059	$1,225	$3,839
Segment adjusted Cost of sales(1)	550	450	574	1,574	548	422	531	1,501
Other segment expense items(2)	527	477	364	1,368	480	488	343	1,311
Segment adjusted operating income	$512	$186	$315	$1,013	$527	$149	$351	$1,027
Reconciliation to Income before taxes
Less:
Depreciation(3)				79				78
Amortization of intangible assets(4)				64				64
Separation-related costs(5)				7				24
Restructuring expenses and operating model optimization initiatives(6)				69				68
Conversion of stock-based awards(7)				—				1
Founder Shares(8)				1				5
Pending Transaction and other related costs(9)				16				—
Skillman sale-leaseback				2				—
Other operating expense, net				6				5
General corporate/unallocated expenses				70				90
Operating income				$699				$692
Other expense, net				11				10
Interest expense, net				90				94
Income before taxes				$598				$588

	Fiscal Six Months Ended
	June 28, 2026				June 29, 2025
(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total	Self Care	Skin Health and Beauty	Essential Health	Total
Net sales	$3,288	$2,172	$2,404	$7,864	$3,222	$2,036	$2,322	$7,580
Segment adjusted Cost of sales(1)	1,128	887	1,092	3,107	1,135	835	1,027	2,997
Other segment expense items(2)	1,023	931	698	2,652	994	960	705	2,659
Segment adjusted operating income	$1,137	$354	$614	$2,105	$1,093	$241	$590	$1,924
Reconciliation to Income before taxes
Less:
Depreciation(3)				157				151
Amortization of intangible assets(4)				129				127
Separation-related costs(5)				10				62
Restructuring expenses and operating model optimization initiatives(6)				147				135
Conversion of stock-based awards(7)				1				4
Founder Shares(8)				3				8
Pending Transaction and other related costs(9)				32				—
Skillman sale-leaseback				4				—
Other operating expense, net				17				18
General corporate/unallocated expenses				139				169
Operating income				$1,466				$1,250
Other expense, net				11				16
Interest expense, net				185				188
Income before taxes				$1,270				$1,046
(1) The Company defines Segment adjusted cost of sales as Cost of sales adjusted for amortization of intangible assets, operating model optimization initiatives, Separation-related costs, Pending Transaction and other related costs (as defined below), Founder Shares (as defined below), conversion of stock-based awards, and general corporate/unallocated expenses.
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
(6) Restructuring expenses and operating model optimization initiatives relate to the 2026 Restructuring Initiative for the fiscal three and six months ended June 28, 2026 and the 2024 Multi-Year Restructuring Initiative for the fiscal three and six months ended June 29, 2025. See Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” for additional information. Restructuring expenses and operating model optimization initiatives include accelerated depreciation expense on assets related to the 2026 Restructuring Initiative for the fiscal three and six months ended June 28, 2026.
(7) Segment adjusted operating income excludes the impact of the conversion of stock-based awards that occurred on August 23, 2023. The adjustment represents the net impact of the gain on reversal of previously recognized stock-based compensation expense, offset by stock-based compensation expense recognized in the fiscal three and six months ended June 28, 2026 and June 29, 2025 relating to employee services provided prior to the Separation.

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

Depreciation and Amortization

Depreciation and amortization by reportable business segment for the fiscal three and six months ended June 28, 2026 and June 29, 2025 were as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
(Dollars in Millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Self Care	$52	$53	$105	$102
Skin Health and Beauty	32	33	62	62
Essential Health	59	56	119	114
Total depreciation and amortization(1)	$143	$142	$286	$278
(1) Depreciation consists of depreciation of property, plant, and equipment and amortization of integration and development costs capitalized in connection with cloud computing arrangements. Amortization relates to the amortization of definite-lived intangible assets over their estimated useful lives.

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

The following table summarizes the classification of pre-tax restructuring expenses and other charges incurred related to the 2024 Multi-Year Restructuring Initiative during the fiscal three and six months ended June 29, 2025:

	Fiscal Three Months Ended	Fiscal Six Months Ended
(Dollars in Millions)	June 29, 2025	June 29, 2025
Restructuring expenses	$60	$120
Cost of sales	6	12
Selling, general, and administrative expenses	2	3
Total pre-tax restructuring expenses and other charges	$68	$135

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

The following table summarizes the classification of pre-tax restructuring expenses and other charges incurred related to the 2026 Restructuring Initiative during the fiscal three and six months ended June 28, 2026:

	Fiscal Three Months Ended	Fiscal Six Months Ended
(Dollars in Millions)	June 28, 2026	June 28, 2026
Restructuring expenses	$59	$130
Cost of sales	9	14
Selling, general, and administrative expenses	1	3
Total pre-tax restructuring expenses and other charges	$69	$147

The following table summarizes the pre-tax restructuring expenses and other charges incurred by cost type related to the 2026 Restructuring Initiative during the fiscal three and six months ended June 28, 2026, which also represents inception-to-date through June 28, 2026:

	Fiscal Three Months Ended	Fiscal Six Months Ended
(Dollars in Millions)	June 28, 2026	June 28, 2026
Employee-related costs(1)	$29	$77
Information technology and project-related costs(2)	40	70
Total pre-tax restructuring expenses and other charges	$69	$147
(1) Employee-related costs primarily include severance and other termination benefits.
(2) Information technology and project-related costs primarily include advisory costs to operationalize the initiative.

The following table summarizes the activity related to accrued restructuring expenses and other charges for the 2026 Restructuring Initiative during the fiscal six months ended June 28, 2026:

(Dollars in Millions)	Employee-Related Costs(1)	Information Technology and Project-Related Costs(2)	Total Accrued Costs
December 28, 2025	$—	$—	$—
Charges to earnings	77	70	147
Cash payments	(43)	(43)	(86)
Non-cash charges	—	(2)	(2)
June 28, 2026	$34	$25	$59
(1) Employee-related costs primarily include severance and other termination benefits.
(2) Information technology and project-related costs primarily include advisory costs to operationalize the initiative.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions, and projections about our industry, business, and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal twelve months ended December 28, 2025, filed on February 20, 2026 with the SEC (the “Annual Report”), Part II, Item 1A, “Risk Factors,” included herein, and the section titled “Cautionary Note Regarding Forward-Looking Statements” included herein.

This discussion should be read in conjunction with our accompanying Condensed Consolidated Financial Statements for the fiscal three and six months ended June 28, 2026, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial statements, and our audited consolidated financial statements for the fiscal twelve months ended December 28, 2025, which are included in the Annual Report. In our opinion, the Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations, and cash flows for the periods indicated. All currency amounts are expressed in U.S. dollars unless otherwise noted.

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

Pending Transaction with K-C

On November 2, 2025, our Board of Directors (the “Board”) unanimously approved the execution of an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which K-C will acquire all of the outstanding shares of the Company for a combination of stock and cash in a series of transactions (the “Pending Transaction”). Pursuant to the terms and subject to the conditions of the Merger Agreement, Company shareholders will receive 1) 0.14625 shares of K-C Common Stock and 2) $3.50 in cash for each share of the Company they own. Upon completion of the Pending Transaction, current Company shareholders are expected to own approximately 46% and current K-C shareholders are expected to own approximately 54% of the combined company on a fully diluted basis.

The Merger Agreement contains customary representations, warranties, covenants, and termination rights. The Pending Transaction is expected to close in the fourth quarter of 2026 and is conditioned on the satisfaction or waiver of other customary closing conditions, including the receipt of a number of foreign regulatory approvals. On January 29, 2026, our shareholders approved the adoption of the Merger Agreement and K-C’s shareholders approved the issuance of K-C Common Stock in connection with the Pending Transaction, in each case at a special meeting of shareholders held for that purpose. Additionally, the waiting period applicable to the Pending Transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on February 4, 2026.

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

In connection with our establishment as a standalone public company, we are incurring certain non-recurring separation-related costs (the “Separation-related costs”). Separation-related costs associated with information technology and other activities, primarily related to the disentanglement of systems and the discontinuance of certain information technology assets, are substantially completed. Costs related to legal entity name changes, as well as minimal costs related to other activities, are expected to continue for a longer period than originally anticipated.

For additional information about the Separation and our agreements with J&J, see Note 8, “Relationship with J&J,” to the Condensed Consolidated Financial Statements included herein.

Recent Developments

Conflict in the Middle East

Economic challenges, including the impact from acts of war, military actions, terrorist attacks, or civil unrest, such as the conflict in the Middle East, may continue to cause economic uncertainty and volatility. The conflict in the Middle East has resulted in volatility in the cost or availability of raw materials, commodities, logistics, transportation, and other inputs for our products. There is significant uncertainty regarding the duration and potential escalation of this conflict, as well as the risk of further economic disruptions that could impact global trade and supply chains. We have taken, and continue to take, actions intended to mitigate the impact of these disruptions; however, given the dynamic nature of these conditions, we expect continued variability in the macroeconomic environment. The impact of these issues may adversely affect prevailing economic conditions and our business, results of operations, or financial condition.

Tariffs

In 2025, the U.S. government issued executive orders imposing tariffs on goods imported into the United States. These actions, as well as retaliatory tariffs imposed by other countries on U.S. exports, are expected to increase supply chain costs in certain geographies and create economic uncertainty for consumers. While the situation is fluid, based on our current analysis of the effects of the tariffs that have been implemented by the United States and retaliatory measures that are in effect as of the reporting date, we estimate gross tariff exposure of approximately $80 million annualized. In February 2026, the U.S. Supreme Court issued a ruling striking down tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). The ultimate availability, timing, and amount of potential refunds of such tariffs remain uncertain and could be subject to further legal, regulatory, and administrative developments or actions. Following the Supreme Court’s decision, the U.S. government announced in February 2026 that it would impose additional baseline tariffs on imports under a different statutory authority, in addition to any existing non-IEEPA tariffs. Upon expiration of the baseline tariffs in July 2026, the U.S. government imposed new tariffs. We continue to monitor the potential impacts that the increased tariffs and other trade restrictions may have on our business, and we continue to focus on internal mitigating actions to partially offset the impact.

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

Results of Operations

Fiscal Three Months Ended June 28, 2026 Compared with Fiscal Three Months Ended June 29, 2025

Our results for the fiscal three months ended June 28, 2026 and June 29, 2025 were as follows:

	Fiscal Three Months Ended		Change in Fiscal Period
	June 28, 2026	June 29, 2025	Change 2025 to 2026
(Dollars in Millions)			Amount	Percent
Net sales	$3,955	$3,839	$116	3.0%
Cost of sales	1,654	1,578	76	4.8
Gross profit	2,301	2,261	40	1.8
Selling, general, and administrative expenses	1,537	1,504	33	2.2
Restructuring expenses	59	60	(1)	(1.7)
Other operating expense, net	6	5	1	20.0
Operating income	699	692	7	1.0
Other expense, net	11	10	1	10.0
Interest expense, net	90	94	(4)	(4.3)
Income before taxes	598	588	10	1.7
Provision for taxes	142	168	(26)	(15.5)
Net income	$456	$420	$36	8.6%
* Calculation not meaningful.

Net Sales

Net sales were $4.0 billion and $3.8 billion for the fiscal three months ended June 28, 2026 and June 29, 2025, respectively, an increase of $116 million, or 3.0%. Excluding the impact of favorable changes in foreign currency exchange rates of 1.4%, Organic sales (a non-GAAP financial measure as defined in “Segment Results—Organic Sales Change” below) increased 1.6% driven by both favorable value realization (defined as price, including mix) of 0.9% and volume-related increases of 0.7%. Favorable value realization was driven primarily by new pricing actions in Latin America, Europe, Middle East, and Africa

(“EMEA”), and Asia Pacific. Volume-related increases were driven by the impact of product innovation and strong e-commerce performance across all three reportable business segments. For additional information about the Net sales of our three reportable business segments, see “—Segment Results” below.

The following table presents a reconciliation of the change in U.S. GAAP Net sales to the change in Organic sales for the fiscal three months ended June 28, 2026 as compared to the fiscal three months ended June 29, 2025:

	Fiscal Three Months Ended June 28, 2026 vs. June 29, 2025(1)
	Reported Net Sales Change	Impact of Foreign Currency	Organic Sales Change
			Total Organic Sales Change	Price/Mix(2)	Volume
Total	3.0%	1.4%	1.6%	0.9%	0.7%
(1) Acquisitions and divestitures did not impact Net sales for the fiscal three months ended June 28, 2026 or June 29, 2025.
(2) Also referred to as value realization.

Cost of Sales

Cost of sales were $1.7 billion and $1.6 billion for the fiscal three months ended June 28, 2026 and June 29, 2025, respectively, an increase of $76 million, or 4.8%. Gross profit margin declined 70 basis points to 58.2% for the fiscal three months ended June 28, 2026 as compared to 58.9% for the fiscal three months ended June 29, 2025. Changes in both Cost of sales and gross profit margin were driven by net input cost inflation, the impact of tariffs imposed on goods imported into the United States, and unfavorable changes in transactional foreign currency exchange rates, partially offset by benefits associated with our supply chain optimization initiatives. Cost of sales was also impacted by unfavorable changes in translational foreign currency exchange rates and volume-related Net sales increases. Gross profit margin was also impacted by favorable value realization.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $1.5 billion for each of the fiscal three months ended June 28, 2026 and June 29, 2025. For the fiscal three months ended June 28, 2026, Selling, general, and administrative expenses increased $33 million, or 2.2% as compared to the fiscal three months ended June 29, 2025. The increase in Selling, general, and administrative expenses was primarily attributable to higher expenses related to brand support, unfavorable changes in translational foreign currency exchange rates, and Pending Transaction and other related costs incurred in the fiscal three months ended June 28, 2026, partially offset by savings from our restructuring initiatives (as described in Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein), and a $16 million decrease in Separation-related costs. Selling, general, and administrative expenses as a percentage of Net sales decreased 30 basis points to 38.9% for the fiscal three months ended June 28, 2026, as compared to 39.2% for the fiscal three months ended June 29, 2025.

Restructuring Expenses

Restructuring expenses were $59 million and $60 million for the fiscal three months ended June 28, 2026 and June 29, 2025, respectively, a decrease of $1 million. Restructuring expenses for the fiscal three months ended June 28, 2026 related to costs incurred under the 2026 Restructuring Initiative, and restructuring expenses for the fiscal three months ended June 29, 2025 related to costs incurred under Our Vue Forward. Costs incurred under each of the initiatives primarily included employee-related costs and information technology and project-related costs. See Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for additional information.

Other Operating Expense, Net

Other operating expense, net was $6 million and $5 million for the fiscal three months ended June 28, 2026 and June 29, 2025, respectively, an increase of $1 million. Other operating expense, net for the fiscal three months ended June 28, 2026 and June 29, 2025 was driven by the $15 million and $16 million impact, respectively, of net economic benefit arrangements with J&J in connection with the Deferred Local Businesses (see Note 1, “Description of the Company and Summary of Significant Accounting Policies—Net Economic Benefit Arrangements,” to the Condensed Consolidated Financial Statements included herein for additional information), partially offset by $7 million and $14 million, respectively, of royalty income. See Note 9,

“Other Operating Expense, Net and Other Expense, Net,” to the Condensed Consolidated Financial Statements included herein for additional information.

Other Expense, Net

Other expense, net was $11 million and $10 million for the fiscal three months ended June 28, 2026 and June 29, 2025, respectively, an increase of $1 million. Other expense, net for the fiscal three months ended June 28, 2026 and June 29, 2025 was driven by $12 million and $11 million, respectively, of currency losses on transactions. See Note 9, “Other Operating Expense, Net and Other Expense, Net,” to the Condensed Consolidated Financial Statements included herein for additional information.

Interest Expense, Net

Interest expense, net was $90 million and $94 million for the fiscal three months ended June 28, 2026 and June 29, 2025, respectively, a decrease of $4 million. Interest expense, net in each of the fiscal periods primarily consisted of interest expense, including amortization of discounts and debt issuance costs, recognized on the Senior Notes (as defined in Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein) and notes issued under our commercial paper program. See Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein for additional information.

Provision for Taxes

Provision for taxes was $142 million and $168 million for the fiscal three months ended June 28, 2026 and June 29, 2025, respectively, a decrease of $26 million. The decrease in Provision for taxes was primarily the result of the release of a valuation allowance in the fiscal three months ended June 28, 2026, as well as changes to the jurisdictional mix of income and favorable impacts to U.S. tax on foreign earnings attributable to the prior year enactment of the One Big Beautiful Bill Act, which became effective in the current year. In addition, the worldwide effective income tax rates for the fiscal three months ended June 28, 2026 and June 29, 2025 were 23.7% and 28.6%, respectively. See Note 10, “Income Taxes,” to the Condensed Consolidated Financial Statements included herein for additional information.

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

See Note 14, “Segments of Business,” to the Condensed Consolidated Financial Statements included herein for additional information.

Fiscal Three Months Ended June 28, 2026 Compared with Fiscal Three Months Ended June 29, 2025

The following tables present Segment net sales and Segment adjusted operating income and the period-over-period changes in Segment net sales and Segment adjusted operating income for the fiscal three months ended June 28, 2026 and June 29, 2025. See Note 14, “Segments of Business,” to the Condensed Consolidated Financial Statements included herein for further details regarding Segment net sales and Segment adjusted operating income.

	Fiscal Three Months Ended								Change in Fiscal Period
	June 28, 2026				June 29, 2025				Change 2025 to 2026
(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total	Self Care	Skin Health and Beauty	Essential Health	Total	Amount	Percent
Net sales	$1,589	$1,113	$1,253	$3,955	$1,555	$1,059	$1,225	$3,839	$116	3.0%
Segment adjusted Cost of sales(1)	550	450	574	1,574	548	422	531	1,501	73	4.9
Other segment expense items(2)	527	477	364	1,368	480	488	343	1,311	57	4.3
Segment adjusted operating income	$512	$186	$315	$1,013	$527	$149	$351	$1,027	$(14)	(1.4)%
Reconciliation to Income before taxes
Less:
Depreciation(3)				79				78
Amortization of intangible assets(4)				64				64
Separation-related costs(5)				7				24
Restructuring expenses and operating model optimization initiatives(6)				69				68
Conversion of stock-based awards(7)				—				1
Founder Shares(8)				1				5
Pending Transaction and other related costs(9)				16				—
Skillman sale-leaseback				2				—
Other operating expense, net				6				5
General corporate/unallocated expenses				70				90
Operating income				$699				$692
Other expense, net				11				10
Interest expense, net				90				94
Income before taxes				$598				$588
(1) We define Segment adjusted cost of sales as Cost of sales adjusted for amortization of intangible assets, operating model optimization initiatives, Separation-related costs, Pending Transaction and other related costs, Founder Shares (as defined below), conversion of stock-based awards, and general corporate/unallocated expenses.

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
(6) Restructuring expenses and operating model optimization initiatives relate to the 2026 Restructuring Initiative for the fiscal three months ended June 28, 2026 and the 2024 Multi-Year Restructuring Initiative for the fiscal three months ended June 29, 2025. See Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for additional information. Restructuring expenses and operating model optimization initiatives include accelerated depreciation expense on assets related to the 2026 Restructuring Initiative for the fiscal three months ended June 28, 2026.
(7) Segment adjusted operating income excludes the impact of the conversion of stock-based awards that occurred on August 23, 2023. The adjustment represents the net impact of the gain on reversal of previously recognized stock-based compensation expense, offset by stock-based compensation expense recognized in the fiscal three months ended June 28, 2026 and June 29, 2025 relating to employee services provided prior to the Separation.
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

	Fiscal Three Months Ended				Change in Fiscal Period
	June 28, 2026		June 29, 2025		Change 2025 to 2026
(Dollars in Millions)	Amount	Percent	Amount	Percent	Amount	Percent
Segment Net Sales
Self Care	$1,589	40.2%	$1,555	40.5%	$34	2.2%
Skin Health and Beauty	1,113	28.1	1,059	27.6	54	5.1
Essential Health	1,253	31.7	1,225	31.9	28	2.3
Segment net sales	$3,955	100.0%	$3,839	100.0%	$116	3.0%

Self Care	$512		$527		$(15)	(2.8)%
Skin Health and Beauty	186		149		37	24.8
Essential Health	315		351		(36)	(10.3)
Segment adjusted operating income(1)	$1,013		$1,027		$(14)	(1.4)%
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

The following table presents a reconciliation of the change in U.S. GAAP Net sales to the change in Organic sales for the fiscal three months ended June 28, 2026 as compared to the fiscal three months ended June 29, 2025:

	Fiscal Three Months Ended June 28, 2026 vs. June 29, 2025(1)
	Reported Net Sales Change	Impact of Foreign Currency	Organic Sales Change
			Total Organic Sales Change	Price/Mix(2)	Volume
Self Care	2.2%	1.6%	0.6%	1.2%	(0.6)%
Skin Health and Beauty	5.1	1.4	3.7	2.7	1.0
Essential Health	2.3	1.2	1.1	(0.8)	1.9
Total	3.0%	1.4%	1.6%	0.9%	0.7%
(1) Acquisitions and divestitures did not impact Net sales for the fiscal three months ended June 28, 2026 or June 29, 2025.
(2) Also referred to as value realization.

Self Care Segment

Self Care Segment Net Sales

The Self Care Segment Net sales were $1.6 billion for each of the fiscal three months ended June 28, 2026 and June 29, 2025. For the fiscal three months ended June 28, 2026, Net sales increased $34 million, or 2.2%, as compared to the fiscal three months ended June 29, 2025. Excluding the impact of favorable changes in foreign currency exchange rates of 1.6%, Organic sales increased 0.6% driven by favorable value realization of 1.2%, partially offset by volume-related decreases of 0.6%. Favorable value realization was primarily attributable to new pricing actions in EMEA and prior fiscal year carry-over pricing actions in North America. Volume-related decreases were primarily attributable to the impact of lower incidences of illnesses affecting Allergy Care, pediatric Pain Care, and Cough and Cold as well as decreases in Digestive Health in EMEA and Asia Pacific, partially offset by strong e-commerce performance; effective promotional strategies in Allergy Care; and product innovation in Digestive Health in the United States.

Self Care Segment Adjusted Operating Income

The Self Care Segment adjusted operating income decreased by $15 million, or 2.8%, to $512 million for the fiscal three months ended June 28, 2026 as compared to the fiscal three months ended June 29, 2025. The decrease was primarily driven by higher expenses related to brand support, net input cost inflation, unfavorable changes in foreign currency exchange rates, and the impact of tariffs imposed on goods imported into the United States, partially offset by favorable value realization and the benefits associated with our supply chain optimization initiatives.

Skin Health and Beauty Segment

Skin Health and Beauty Segment Net Sales

The Skin Health and Beauty Segment Net sales were $1.1 billion for each of the fiscal three months ended June 28, 2026 and June 29, 2025. For the fiscal three months ended June 28, 2026, Net sales increased $54 million, or 5.1% as compared to the fiscal three months ended June 29, 2025. Excluding the impact of favorable changes in foreign currency exchange rates of 1.4%, Organic sales increased 3.7% driven by both favorable value realization of 2.7% and volume-related increases of 1.0%. Favorable value realization was primarily attributable to new pricing actions in Latin America and lower strategic price investments in North America and Latin America. Volume-related increases were primarily attributable to strong e-commerce performance, product innovation across major need states primarily in North America and EMEA, and increases in hair regrowth products.

Skin Health and Beauty Segment Adjusted Operating Income

The Skin Health and Beauty Segment adjusted operating income increased by $37 million, or 24.8%, to $186 million for the fiscal three months ended June 28, 2026 as compared to the fiscal three months ended June 29, 2025. The increase was primarily driven by favorable value realization, lower expenses related to brand support in part attributable to media cost improvements, and the benefits associated with our supply chain optimization initiatives, partially offset by net input cost inflation, the impact of tariffs imposed on goods imported into the United States, and unfavorable changes in foreign currency exchange rates.

Essential Health Segment

Essential Health Segment Net Sales

The Essential Health Segment Net sales were $1.3 billion and $1.2 billion for the fiscal three months ended June 28, 2026 and June 29, 2025, respectively, an increase of $28 million, or 2.3%. Excluding the impact of favorable changes in foreign currency exchange rates of 1.2%, Organic sales increased 1.1% driven by volume-related increases of 1.9%, partially offset by unfavorable value realization of 0.8%. Volume-related increases were primarily driven by strong e-commerce performance; product innovation and distribution gains in Wound Care largely attributable to the United States; and effective promotional strategies in Baby Care. Volume-related increases were partially offset by decreases in Oral Care largely attributable to competitive pressures. Unfavorable value realization was primarily attributable to increased strategic price investments across all regions, partially offset by new pricing actions in Latin America, Asia Pacific, and EMEA.

Essential Health Segment Adjusted Operating Income

The Essential Health Segment adjusted operating income decreased by $36 million, or 10.3%, to $315 million for the fiscal three months ended June 28, 2026 as compared to the fiscal three months ended June 29, 2025. The decrease was primarily driven by higher expenses related to brand support, net input cost inflation, the impact of tariffs imposed on goods imported into the United States, and unfavorable changes in foreign currency exchange rates, partially offset by the benefits associated with our supply chain optimization initiatives and volume-related Net sales increases.

Results of Operations

Fiscal Six Months Ended June 28, 2026 Compared with Fiscal Six Months Ended June 29, 2025

Our results for the fiscal six months ended June 28, 2026 and June 29, 2025 were as follows:

	Fiscal Six Months Ended		Change in Fiscal Period
	June 28, 2026	June 29, 2025	Change 2025 to 2026
(Dollars in Millions)			Amount	Percent
Net sales	$7,864	$7,580	$284	3.7%
Cost of sales	3,261	3,151	110	3.5
Gross profit	4,603	4,429	174	3.9
Selling, general, and administrative expenses	2,990	3,041	(51)	(1.7)
Restructuring expenses	130	120	10	8.3
Other operating expense, net	17	18	(1)	(5.6)
Operating income	1,466	1,250	216	17.3
Other expense, net	11	16	(5)	(31.3)
Interest expense, net	185	188	(3)	(1.6)
Income before taxes	1,270	1,046	224	21.4
Provision for taxes	340	304	36	11.8
Net income	$930	$742	$188	25.3%
* Calculation not meaningful.

Net Sales

Net sales were $7.9 billion and $7.6 billion for the fiscal six months ended June 28, 2026 and June 29, 2025, respectively, an increase of $284 million, or 3.7%. Excluding the impact of favorable changes in foreign currency exchange rates of 2.5%, Organic sales increased 1.2% driven by both favorable value realization of 1.0% and volume-related increases of 0.2%. Favorable value realization was driven primarily by new pricing actions in Latin America, EMEA, and Asia Pacific. Volume-related increases were driven by strong e-commerce performance as well as product innovation, partially offset by the impact of lower incidences of illnesses primarily affecting pediatric Pain Care as well as Cough and Cold. For additional information about the Net sales of our three reportable business segments, see “—Segment Results” below.

The following table presents a reconciliation of the change in U.S. GAAP Net sales to the change in Organic sales for the fiscal six months ended June 28, 2026 as compared to the fiscal six months ended June 29, 2025:

	Fiscal Six Months Ended June 28, 2026 vs. June 29, 2025(1)
	Reported Net Sales Change	Impact of Foreign Currency	Organic Sales Change
			Total Organic Sales Change	Price/Mix(2)	Volume
Total	3.7%	2.5%	1.2%	1.0%	0.2%
(1) Acquisitions and divestitures did not impact Net sales for the fiscal six months ended June 28, 2026 or June 29, 2025.
(2) Also referred to as value realization.

Cost of Sales

Cost of sales were $3.3 billion and $3.2 billion for the fiscal six months ended June 28, 2026 and June 29, 2025, respectively, an increase of $110 million, or 3.5%. Gross profit margin expanded 10 basis points to 58.5% for the fiscal six months ended June 28, 2026 as compared to 58.4% for the fiscal six months ended June 29, 2025. Changes in both Cost of sales and gross profit margin were driven by benefits associated with our supply chain optimization initiatives, partially offset by net input cost inflation, the impact of tariffs imposed on goods imported into the United States, and unfavorable changes in transactional foreign currency exchange rates. Cost of sales was also impacted by unfavorable changes in translational foreign currency exchange rates. Gross profit margin was also impacted by favorable value realization.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $3.0 billion for each of the fiscal six months ended June 28, 2026 and June 29, 2025. For the fiscal six months ended June 28, 2026, Selling, general, and administrative expenses decreased $51 million, or 1.7%. Selling, general, and administrative expenses as a percentage of Net sales decreased 210 basis points to 38.0% for the fiscal six months ended June 28, 2026, as compared to 40.1% for the fiscal six months ended June 29, 2025. The decrease in Selling, general, and administrative expenses was primarily attributable to savings from our restructuring initiatives (as described in Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein), and a $46 million decrease in Separation-related costs, partially offset by unfavorable changes in translational foreign currency exchange rates and Pending Transaction and other related costs incurred in the fiscal six months ended June 28, 2026.

Restructuring Expenses

Restructuring expenses were $130 million and $120 million for the fiscal six months ended June 28, 2026 and June 29, 2025, respectively, an increase of $10 million. Restructuring expenses for the fiscal six months ended June 28, 2026 related to costs incurred under the 2026 Restructuring Initiative, and restructuring expenses for the fiscal six months ended June 29, 2025 related to costs incurred under Our Vue Forward. Costs incurred under each of the initiatives primarily included employee-related costs and information technology and project-related costs. See Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for additional information.

Other Operating Expense, Net

Other operating expense, net was $17 million and $18 million for the fiscal six months ended June 28, 2026 and June 29, 2025, respectively, a decrease of $1 million. Other operating expense, net for the fiscal six months ended June 28, 2026 and June 29, 2025 was driven by the $21 million and $28 million impact, respectively, of net economic benefit arrangements with J&J in connection with the Deferred Local Businesses (see Note 1, “Description of the Company and Summary of Significant Accounting Policies—Net Economic Benefit Arrangements,” to the Condensed Consolidated Financial Statements included herein for additional information), partially offset by $12 million and $18 million, respectively, of royalty income. See Note 9, “Other Operating Expense, Net and Other Expense, Net,” to the Condensed Consolidated Financial Statements included herein for additional information.

Other Expense, Net

Other expense, net was $11 million and $16 million for the fiscal six months ended June 28, 2026 and June 29, 2025, respectively, a decrease of $5 million. Other expense, net for the fiscal six months ended June 28, 2026 and June 29, 2025 was driven by $12 million and $17 million, respectively, of currency losses on transactions. See Note 9, “Other Operating Expense, Net and Other Expense, Net,” to the Condensed Consolidated Financial Statements included herein for additional information.

Interest Expense, Net

Interest expense, net was $185 million and $188 million for the fiscal six months ended June 28, 2026 and June 29, 2025, respectively, a decrease of $3 million. Interest expense, net in each of the fiscal periods primarily consisted of interest expense, including amortization of discounts and debt issuance costs, recognized on the Senior Notes (as defined in Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein) and notes issued under our commercial paper program. See Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein for additional information.

Provision for Taxes

Provision for taxes was $340 million and $304 million for the fiscal six months ended June 28, 2026 and June 29, 2025, respectively, an increase of $36 million. The increase in Provision for taxes was primarily the result of higher year-to-date pre-tax income as well as a shortfall on stock-based compensation recorded during the fiscal six months ended June 28, 2026 as compared to a windfall on stock-based compensation recorded during the fiscal six months ended June 29, 2025. The increase was partially offset by a lower worldwide effective income tax rate resulting from changes to the jurisdictional mix of income and favorable impacts to U.S. tax on foreign earnings attributable to the prior year enactment of the One Big Beautiful Bill Act, which became effective in the current year, as well as the release of a valuation allowance in the fiscal six months ended June 28, 2026. In addition, the worldwide effective income tax rates for the fiscal six months ended June 28, 2026 and June 29, 2025 were 26.8% and 29.1%, respectively. See Note 10, “Income Taxes,” to the Condensed Consolidated Financial Statements included herein for additional information.

Segment Results

Fiscal Six Months Ended June 28, 2026 Compared with Fiscal Six Months Ended June 29, 2025

The following tables present Segment net sales and Segment adjusted operating income and the period-over-period changes in Segment net sales and Segment adjusted operating income for the fiscal six months ended June 28, 2026 and June 29, 2025. See Note 14, “Segments of Business,” to the Condensed Consolidated Financial Statements included herein for further details regarding Segment net sales and Segment adjusted operating income.

	Fiscal Six Months Ended								Change in Fiscal Period
	June 28, 2026				June 29, 2025				Change 2025 to 2026
(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total	Self Care	Skin Health and Beauty	Essential Health	Total	Amount	Percent
Net sales	$3,288	$2,172	$2,404	$7,864	$3,222	$2,036	$2,322	$7,580	$284	3.7%
Segment adjusted Cost of sales(1)	1,128	887	1,092	3,107	1,135	835	1,027	2,997	110	3.7
Other segment expense items(2)	1,023	931	698	2,652	994	960	705	2,659	(7)	(0.3)
Segment adjusted operating income	$1,137	$354	$614	$2,105	$1,093	$241	$590	$1,924	$181	9.4%
Reconciliation to Income before taxes
Less:
Depreciation(3)				157				151
Amortization of intangible assets(4)				129				127
Separation-related costs(5)				10				62
Restructuring expenses and operating model optimization initiatives(6)				147				135
Conversion of stock-based awards(7)				1				4
Founder Shares(8)				3				8
Pending Transaction and other related costs(9)				32				—
Skillman sale-leaseback				4				—
Other operating expense, net				17				18
General corporate/unallocated expenses				139				169
Operating income				$1,466				$1,250
Other expense, net				11				16
Interest expense, net				185				188
Income before taxes				$1,270				$1,046
(1) We define Segment adjusted cost of sales as Cost of sales adjusted for amortization of intangible assets, operating model optimization initiatives, Separation-related costs, Pending Transaction and other related costs, Founder Shares, conversion of stock-based awards, and general corporate/unallocated expenses.
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
(6) Restructuring expenses and operating model optimization initiatives relate to the 2026 Restructuring Initiative for the fiscal six months ended June 28, 2026 and the 2024 Multi-Year Restructuring Initiative for the fiscal six months ended June 29, 2025. See Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for additional information. Restructuring expenses and operating model optimization initiatives include accelerated depreciation expense on assets related to the 2026 Restructuring Initiative for the fiscal six months ended June 28, 2026.
(7) Segment adjusted operating income excludes the impact of the conversion of stock-based awards that occurred on August 23, 2023. The adjustment represents the net impact of the gain on reversal of previously recognized stock-based compensation expense, offset by stock-based compensation expense recognized in the fiscal six months ended June 28, 2026 and June 29, 2025 relating to employee services provided prior to the Separation.
(8) On August 25, 2023, our Compensation & Human Capital Committee approved the Founder Shares. On October 2, 2023, the Founder Shares were granted to all Kenvue employees in the form of stock options and PSUs to executive officers and either stock options and PSUs or RSUs to non-executive individuals.
(9) Pending Transaction and other related costs consist of expenses incurred in connection with the Pending Transaction, including advisory fees, legal costs, professional service costs, and other related costs.

	Fiscal Six Months Ended				Change in Fiscal Period
	June 28, 2026		June 29, 2025		Change 2025 to 2026
(Dollars in Millions)	Amount	Percent	Amount	Percent	Amount	Percent
Segment Net Sales
Self Care	$3,288	41.8%	$3,222	42.5%	$66	2.0%
Skin Health and Beauty	2,172	27.6	2,036	26.9	136	6.7
Essential Health	2,404	30.6	2,322	30.6	82	3.5
Segment net sales	$7,864	100.0%	$7,580	100.0%	$284	3.7%

Self Care	$1,137		$1,093		$44	4.0%
Skin Health and Beauty	354		241		113	46.9
Essential Health	614		590		24	4.1
Segment adjusted operating income(1)	$2,105		$1,924		$181	9.4%
(1) Refer to the table above for the reconciliation of Segment adjusted operating income to Operating income and Income before taxes in the Condensed Consolidated Financial Statements.

Organic Sales Change

The following table presents a reconciliation of the change in U.S. GAAP Net sales to the change in Organic sales for the fiscal six months ended June 28, 2026 as compared to the fiscal six months ended June 29, 2025:

	Fiscal Six Months Ended June 28, 2026 vs. June 29, 2025(1)
	Reported Net Sales Change	Impact of Foreign Currency	Organic Sales Change
			Total Organic Sales Change	Price/Mix(2)	Volume
Self Care	2.0%	2.9%	(0.9)%	1.4%	(2.3)%
Skin Health and Beauty	6.7	2.3	4.4	1.8	2.6
Essential Health	3.5	2.2	1.3	(0.4)	1.7
Total	3.7%	2.5%	1.2%	1.0%	0.2%
(1) Acquisitions and divestitures did not impact Net sales for the fiscal six months ended June 28, 2026 or June 29, 2025.
(2) Also referred to as value realization.

Self Care Segment

Self Care Segment Net Sales

The Self Care Segment Net sales were $3.3 billion and $3.2 billion for the fiscal six months ended June 28, 2026 and June 29, 2025, respectively, an increase of $66 million, or 2.0%. Excluding the impact of favorable changes in foreign currency exchange rates of 2.9%, Organic sales decreased 0.9% driven by volume-related decreases of 2.3%, partially offset by favorable value realization of 1.4%. Volume-related decreases were primarily attributable to the impact of lower incidences of illnesses affecting pediatric Pain Care and Cough and Cold as well as decreases in Digestive Health in EMEA and Asia Pacific, partially offset by product innovation and growth in Smoking Cessation primarily in EMEA and Asia Pacific. Favorable value realization was primarily attributable to new pricing actions in EMEA and Asia Pacific, as well as prior fiscal year carry-over pricing actions in EMEA and North America.

Self Care Segment Adjusted Operating Income

The Self Care Segment adjusted operating income increased by $44 million, or 4.0%, to $1,137 million for the fiscal six months ended June 28, 2026 as compared to the fiscal six months ended June 29, 2025. The increase was primarily driven by favorable value realization, the benefits associated with our supply chain optimization initiatives, and decreased administrative expenses, partially offset by volume-related Net sales decreases, higher expenses related to brand support, net input cost inflation, unfavorable changes in foreign currency exchange rates, and the impact of tariffs imposed on goods imported into the United States.

Skin Health and Beauty Segment

Skin Health and Beauty Segment Net Sales

The Skin Health and Beauty Segment Net sales were $2.2 billion and $2.0 billion for the fiscal six months ended June 28, 2026 and June 29, 2025, respectively, an increase of $136 million, or 6.7%. Excluding the impact of favorable changes in foreign currency exchange rates of 2.3%, Organic sales increased 4.4%, driven by both volume-related increases of 2.6% and favorable value realization of 1.8%. Volume-related increases were primarily attributable to strong e-commerce performance, product innovation across major need states primarily in North America and EMEA, increases in hair regrowth products, and a strong sun season in Latin America. Favorable value realization was primarily attributable to new pricing actions in Latin America, prior fiscal year carry-over pricing actions in North America, as well as lower strategic price investments in Latin America.

Skin Health and Beauty Segment Adjusted Operating Income

The Skin Health and Beauty Segment adjusted operating income increased by $113 million, or 46.9%, to $354 million for the fiscal six months ended June 28, 2026 as compared to the fiscal six months ended June 29, 2025. The increase was primarily driven by favorable value realization, volume-related Net sales increases, the benefits associated with our supply chain optimization initiatives, lower expenses related to brand support in part attributable to media cost improvements, and decreased administrative expenses, partially offset by net input cost inflation, the impact of tariffs imposed on goods imported into the United States, and unfavorable changes in foreign currency exchange rates.

Essential Health Segment

Essential Health Segment Net Sales

The Essential Health Segment Net sales were $2.4 billion and $2.3 billion for the fiscal six months ended June 28, 2026 and June 29, 2025, respectively, an increase of $82 million, or 3.5%. Excluding the impact of favorable changes in foreign currency exchange rates of 2.2%, Organic sales increased 1.3% driven by volume-related increases of 1.7%, partially offset by unfavorable value realization of 0.4%. Volume-related increases were primarily driven by strong e-commerce performance; distribution gains in Baby Care; and product innovation primarily attributable to Wound Care. Volume-related increases were partially offset by decreases in Oral Care largely attributable to competitive pressures. Unfavorable value realization was primarily attributable to increased strategic price investments, partially offset by new pricing actions in Latin America and Asia Pacific.

Essential Health Segment Adjusted Operating Income

The Essential Health Segment adjusted operating income increased by $24 million, or 4.1%, to $614 million for the fiscal six months ended June 28, 2026 as compared to the fiscal six months ended June 29, 2025. The increase was primarily driven by volume-related Net sales increases and the benefits associated with our supply chain optimization initiatives, partially offset by net input cost inflation, the impact of tariffs imposed on goods imported into the United States, and unfavorable changes in foreign currency exchange rates.

Liquidity and Capital Resources

Cash Flows

Summarized cash flow information for the fiscal six months ended June 28, 2026 and June 29, 2025 were as follows:

			Change in Fiscal Period
	Fiscal Six Months Ended		Change 2025 to 2026
(Dollars in Millions)	June 28, 2026	June 29, 2025	Amount	Percent
Net income	$930	$742	$188	25.3%
Net changes in assets and liabilities	$(153)	$(58)	$(95)	*
Net cash flows from operating activities	$1,177	$1,049	$128	12.2%
Net cash flows used in investing activities	$(245)	$(257)	$12	(4.7)%
Net cash flows used in financing activities	$(882)	$(858)	$(24)	2.8%
* Calculation not meaningful.

Operating Activities

Net cash flows from operating activities were $1,177 million and $1,049 million for the fiscal six months ended June 28, 2026 and June 29, 2025, respectively, an increase of $128 million. The increase was primarily attributable to a $223 million increase in Net income after adjusting for non-cash items, partially offset by a $95 million decrease to the net changes in assets and liabilities primarily driven by net changes in working capital balances.

Investing Activities

Net cash flows used in investing activities were $245 million and $257 million for the fiscal six months ended June 28, 2026 and June 29, 2025, respectively, a decrease of $12 million. Net cash flows used in investing activities were primarily driven by purchases of property, plant, and equipment in each of the fiscal six months ended June 28, 2026 and June 29, 2025.

Financing Activities

Net cash flows used in financing activities were $882 million and $858 million for the fiscal six months ended June 28, 2026 and June 29, 2025, respectively, an increase of $24 million. Net cash flows used in financing activities for the fiscal six months ended June 28, 2026 were primarily driven by $796 million of dividends paid and the $750 million repayment of the 5.35% Senior Notes due 2026 (as defined in Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein), partially offset by $680 million of net proceeds from our commercial paper program. Net cash flows used in financing activities for the fiscal six months ended June 29, 2025 were primarily driven by $785 million of dividends paid, the $750 million repayment of the 5.50% Senior Notes due 2025, and $127 million of payments made to purchase treasury stock, partially offset by $746 million of net proceeds from the issuance of the 4.85% Senior Notes due 2032 (as defined in Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein).

Sources of Liquidity

Our primary sources of liquidity are cash on hand, which consisted of Cash and cash equivalents of $1,110 million as of June 28, 2026, cash flows from operations, borrowing capacity under a revolving credit facility of $4.0 billion which expires in March 2029, and authorized commercial paper program issuance of $4.0 billion. Also, on February 24, 2025, we filed a registration statement on Form S-3 with the SEC under which, from time to time, we may sell securities.

As of June 28, 2026, total debt was $8,480 million. As of June 28, 2026, we had $6,940 million of Senior Notes (as defined in Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein) outstanding, net of related discounts and debt issuance costs of $60 million, no amounts outstanding under our revolving credit facility, and $1,403 million of outstanding balances under our commercial paper program, net of a related discount of $2 million.

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

Cash and cash equivalents increased by $48 million during the fiscal six months ended June 28, 2026 to $1,110 million as of June 28, 2026, as compared to $1,062 million as of December 28, 2025. Cash and cash equivalents held by our foreign subsidiaries was $1,089 million and $1,020 million as of June 28, 2026 and December 28, 2025, respectively.

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

Dividends

Quarterly dividends have been paid to our shareholders since the Kenvue IPO. A summary of cash dividends per share on the outstanding Kenvue common stock declared to shareholders by our Board and paid during the fiscal six months ended June 28, 2026 is presented below:

Declaration Date	Record Date	Payment Date	Per Share Amount
January 28, 2026	February 11, 2026	February 25, 2026	$0.2075
April 29, 2026	May 13, 2026	May 27, 2026	$0.2075

On July 29, 2026, we announced a 1.2% increase in the quarterly dividend as our Board declared a dividend of $0.21 per share on our common stock. The dividend is payable on August 26, 2026 to shareholders of record as of the close of business on August 12, 2026.

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

As of June 28, 2026, we expect our primary cash requirements for fiscal year 2026 to include capital expenditures. We made payments of $203 million for purchases of property, plant, and equipment during the fiscal six months ended June 28, 2026.

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

Other Information

Provision for Taxes

On December 15, 2022, the European Union (the “EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development’s (the “OECD”) Pillar Two Inclusive Framework (“Pillar Two”) that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. On July 17, 2023, the OECD published Administrative Guidance proposing certain safe harbors that effectively extend certain effective dates to January 1, 2027. The OECD continues to release additional guidance, including guidance on safe harbors for which we may qualify, and many countries have already implemented legislation consistent with Pillar Two. Due to these new rules, our provision for taxes could be unfavorably impacted as the legislation becomes effective in countries in which we conduct business. However, based on our current analysis, currently enacted laws for Pillar Two do not have a significant impact on the Condensed Consolidated Financial Statements. We are continuing to evaluate the Model Global Anti-Base Erosion Rules for Pillar Two and related legislation, and their potential impact on future periods. In addition, in January 2025, the United States issued an executive order expressing disagreement with certain aspects of Pillar Two. In June 2025, the Group of Seven issued a statement supporting the exclusion of U.S.-parented groups from certain aspects of Pillar Two in exchange for the United States not imposing certain retaliatory taxes. On January 5, 2026, the OECD announced the Side-by-Side (“SbS”) package, implemented as administrative guidance and modifying the operation of the Pillar Two rules. The package introduces simplifications and new safe harbors for U.S. and other multinational companies where domestic and international tax systems meet robust requirements to coexist with Pillar Two, which would fully exempt U.S.-parented groups from the application of the Income Inclusion Rule and Undertaxed Profits Rule Pillar Two top up taxes. The SbS package also extends the current Transitional Country-by-Country Reporting Safe Harbor by one year. On May 18, 2026, the OECD released additional administrative guidance that provided additional relief in complying with the Pillar Two Global Minimum Tax and the GloBE Information Return (“GIR”) filing, including a clarification that 53-week fiscal years ending on or before January 3, 2027 qualified for the Transitional Undertaxed Profits Rule Safe Harbour exemption. We will continue to monitor any additional changes to Pillar Two.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of June 28, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Interim Chief Financial Officer and Chief Accounting Officer reviewed and participated in this evaluation of Kenvue’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer and Chief Accounting Officer concluded that, as of June 28, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal three months ended June 28, 2026, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities by the Company during the fiscal six months ended June 28, 2026.

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

The following table represents our purchases of common stock during the fiscal three months ended June 28, 2026:

(Shares in Thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
March 30, 2026 – April 26, 2026	—	$—	—	6,613
April 27, 2026 – May 24, 2026	—	$—	—	6,613
May 25, 2026 – June 28, 2026	—	$—	—	6,613
Total number of shares purchased	—

Item 5. Other Information
Insider Trading Arrangements and Policies

During the fiscal three months ended June 28, 2026, none of the Company’s directors or officers (as defined in Rule 16a1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the conditions of the affirmative defense provided by Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1	Offer Letter, dated as of May 20, 2026, by and between Kenvue Brands LLC and Matthew Orlando *†
10.2
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

Kenvue Inc.
Date: August 6, 2026	/s/ HEATHER HOWLETT
Heather Howlett
Interim Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)