Form 10-Q
period 2026-09-27
Kenvue Inc.
filed 2026-10-30
CIK 1944048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On October 26, 2026, 1,921,768,446 shares of Common Stock, $0.01 par value, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and Kenvue Inc.’s other publicly available documents contain forward-looking statements within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives, and projections about the future. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “estimates,” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impact of planned acquisitions and dispositions; our strategy for growth and cost savings; product development activities; regulatory approvals; market position; expenditures; the effects of the Separation (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Description of the Company and Business Segments,” to the Condensed Consolidated Financial Statements included herein) on our business; and the Pending Transaction (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Pending Transaction with Kimberly-Clark,” to the Condensed Consolidated Financial Statements included herein). As used in this Quarterly Report on Form 10-Q, “Kenvue,” the “Company,” “we,” “us,” “our,” and similar terms include Kenvue Inc. and its subsidiaries, unless the context indicates otherwise.

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
•Product reliability, safety, and/or efficacy concerns, whether or not based on scientific or factual evidence, potentially resulting in governmental investigations, regulatory action (including, but not limited to, the shutdown of manufacturing facilities, product relabeling, or withdrawal of product from the market), private claims and lawsuits, significant remediation and related costs, safety alerts, product shortages, product recalls, declining sales, reputational damage, and share price impact;
•The potential that the expected benefits and opportunities from the 2026 Restructuring Initiative (as defined in Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein) or any other planned or completed restructuring, cost-saving, or other strategic initiatives, acquisitions, or divestitures, including the Pending Transaction, may not be realized or may take longer to realize than expected;
•Our ability to establish, maintain, protect, and enforce intellectual property rights, as well as address the threats of counterfeit and other unauthorized versions of our products;
•Allegations that we or our products infringe the intellectual property rights of third parties;
•The impact of negative publicity and failed marketing efforts;
•Difficulties and delays in manufacturing, internally or within the supply chain, which may lead to business interruptions, product shortages, withdrawals, or suspensions of products from the market, and potential regulatory action;
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
•The impact of legal proceedings, and governmental or regulatory investigations, including legal proceedings relating to acetaminophen and talc or talc-containing products, and the uncertainty of their outcome, whether or not we believe they have merit;
•Changes to applicable laws, regulations, policies, and related interpretations;
•Potential changes in export/import and trade laws, regulations, and policies, such as new or increased tariffs, sanctions, quotas, or trade barriers;
•Changes in tax laws and regulations, increased audit scrutiny by tax authorities, and exposures to additional tax liabilities potentially in excess of existing reserves;
•The impact of inflation and fluctuations in interest rates and currency exchange rates;
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
•Our substantial indebtedness, including the restrictions and covenants in our debt agreements; and
•Our ability to complete the Pending Transaction and uncertainties related to the Pending Transaction generally, including, among others, those related to the ability of the combined company (as defined in Note 1, “Description of the Company and Summary of Significant Accounting Policies—Pending Transaction with Kimberly-Clark,” to the Condensed Consolidated Financial Statements included herein) to identify and realize any benefits that the Pending Transaction may offer, consideration our shareholders may receive, the ability of our shareholders to influence the future combined company, the possibility of future litigation related to the Pending Transaction, and the satisfaction or waiver of customary closing conditions necessary for the Pending Transaction to be consummated.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
KENVUE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions, Except Per Share Data; Shares in Thousands)

	September 27, 2026	December 28, 2025
Assets
Current assets
Cash and cash equivalents	$1,039	$1,062
Trade receivables, less allowances for credit losses ($15 and $26 as of September 27, 2026 and December 28, 2025, respectively)	2,504	2,382
Inventories	1,815	1,666
Prepaid expenses and other receivables	410	432
Other current assets	171	155
Total current assets	5,939	5,697
Property, plant, and equipment, net	2,233	2,212
Intangible assets, net	8,330	8,694
Goodwill	9,251	9,509
Deferred taxes on income	244	237
Other assets	674	727
Total Assets	$26,671	$27,076
Liabilities and Stockholders’ Equity
Current liabilities
Loans and notes payable	$1,121	$1,453
Accounts payable	2,685	2,473
Accrued liabilities	1,522	1,159
Accrued rebates, returns, and promotions	770	755
Accrued taxes on income	118	105
Total current liabilities	6,216	5,945
Long-term debt	7,085	7,071
Deferred taxes on income	2,297	2,354
Employee-related obligations	341	340
Other liabilities	570	601
Total liabilities	16,509	16,311
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value, 750,000 shares authorized; no shares issued and outstanding as of September 27, 2026 and December 28, 2025	—	—
Common stock, $0.01 par value, 12,500,000 shares authorized; 1,941,266 and 1,920,880 shares issued and outstanding as of September 27, 2026, respectively; 1,936,502 and 1,916,115 shares issued and outstanding as of December 28, 2025, respectively	19	19
Additional paid-in capital	16,437	16,348
Treasury stock, 20,387 shares at cost as of September 27, 2026 and December 28, 2025	(439)	(439)
Accumulated deficit	(447)	(204)
Accumulated other comprehensive loss	(5,408)	(4,959)
Total stockholders’ equity	10,162	10,765
Total Liabilities and Stockholders’ Equity	$26,671	$27,076
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in Millions, Except Per Share Data; Shares in Millions)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net sales	$3,886	$3,764	$11,750	$11,344
Cost of sales	1,572	1,538	4,833	4,689
Gross profit	2,314	2,226	6,917	6,655
Selling, general, and administrative expenses	1,569	1,512	4,559	4,553
Restructuring expenses	33	84	163	204
Other operating expense, net	6	1	23	19
Operating income	706	629	2,172	1,879
Other expense, net	8	10	19	26
Interest expense, net	89	93	274	281
Income before taxes	609	526	1,879	1,572
Provision for taxes	179	128	519	432
Net income	$430	$398	$1,360	$1,140

Net income per share
Basic	$0.22	$0.21	$0.71	$0.59
Diluted	$0.22	$0.21	$0.71	$0.59
Weighted-average number of shares outstanding
Basic	1,921	1,918	1,919	1,917
Diluted	1,926	1,923	1,923	1,925
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net income	$430	$398	$1,360	$1,140
Other comprehensive (loss) income, net of taxes
Foreign currency translation	(55)	(65)	(423)	1,000
Employee benefit plans	1	7	5	(1)
Derivatives and hedges	—	—	(31)	17
Other comprehensive (loss) income	(54)	(58)	(449)	1,016
Comprehensive income	$376	$340	$911	$2,156
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; Dollars in Millions, Except Per Share Data; Shares in Thousands)

	Fiscal Three Months Ended September 27, 2026
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
June 28, 2026	1,920,241	$19	$16,397	20,387	$(439)	$(70)	$(5,354)	$10,553
Net income	—	—	—	—	—	430	—	430
Other comprehensive loss	—	—	—	—	—	—	(54)	(54)
Cash dividends on common stock ($0.42 per share)	—	—	—	—	—	(807)	—	(807)
Stock-based compensation	—	—	29	—	—	—	—	29
Issuance of common stock under the Kenvue 2023 Plan, net	639	—	11	—	—	—	—	11
September 27, 2026	1,920,880	$19	$16,437	20,387	$(439)	$(447)	$(5,408)	$10,162

	Fiscal Three Months Ended September 28, 2025
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
June 29, 2025	1,918,837	$19	$16,288	16,874	$(369)	$(136)	$(5,072)	$10,730
Net income	—	—	—	—	—	398	—	398
Other comprehensive loss	—	—	—	—	—	—	(58)	(58)
Cash dividends on common stock ($0.2075 per share)	—	—	—	—	—	(398)	—	(398)
Stock-based compensation	—	—	25	—	—	—	—	25
Issuance of common stock under the Kenvue 2023 Plan, net	407	—	7	—	—	—	—	7
Purchase of treasury stock	(3,513)	—	—	3,513	(70)	—	—	(70)
September 28, 2025	1,915,731	$19	$16,320	20,387	$(439)	$(136)	$(5,130)	$10,634

	Fiscal Nine Months Ended September 27, 2026
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
December 28, 2025	1,916,115	$19	$16,348	20,387	$(439)	$(204)	$(4,959)	$10,765
Net income	—	—	—	—	—	1,360	—	1,360
Other comprehensive loss	—	—	—	—	—	—	(449)	(449)
Cash dividends on common stock ($0.835 per share)	—	—	—	—	—	(1,603)	—	(1,603)
Stock-based compensation	—	—	90	—	—	—	—	90
Issuance of common stock under the Kenvue 2023 Plan, net	4,765	—	(1)	—	—	—	—	(1)
September 27, 2026	1,920,880	$19	$16,437	20,387	$(439)	$(447)	$(5,408)	$10,162

	Fiscal Nine Months Ended September 28, 2025
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
December 29, 2024	1,913,768	$19	$16,130	11,208	$(242)	$(93)	$(6,146)	$9,668
Net income	—	—	—	—	—	1,140	—	1,140
Other comprehensive income	—	—	—	—	—	—	1,016	1,016
Cash dividends on common stock ($0.6175 per share)	—	—	—	—	—	(1,183)	—	(1,183)
Stock-based compensation	—	—	106	—	—	—	—	106
Issuance of common stock under the Kenvue 2023 Plan, net	11,142	—	84	—	—	—	—	84
Purchase of treasury stock	(9,179)	—	—	9,179	(197)	—	—	(197)
September 28, 2025	1,915,731	$19	$16,320	20,387	$(439)	$(136)	$(5,130)	$10,634
See accompanying Notes to Condensed Consolidated Financial Statements.

KENVUE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)

	Fiscal Nine Months Ended
	September 27, 2026	September 28, 2025
Cash flows from operating activities
Net income	$1,360	$1,140
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	431	419
Stock-based compensation	90	106
Deferred income taxes	5	(11)
Other	47	54
Net changes in assets and liabilities
Trade receivables	(147)	(147)
Inventories	(164)	(144)
Other current and non-current assets	(87)	147
Accounts payable and accrued liabilities	309	(89)
Employee-related obligations	6	17
Accrued taxes on income	32	(80)
Other liabilities	(5)	(69)
Net cash flows from operating activities	1,877	1,343
Cash flows used in investing activities
Purchases of property, plant, and equipment	(283)	(365)
Other investing activities	(41)	4
Net cash flows used in investing activities	(324)	(361)
Cash flows used in financing activities
Proceeds from commercial paper program, net of repayments and issuance costs	1,134	324
Repayments of commercial paper program—original maturities more than three months	(750)	—
Proceeds from issuance of Senior Notes, net of issuance costs	—	746
Repayment of Senior Notes	(750)	(750)
Dividends paid	(1,199)	(1,183)
Purchase of treasury stock	—	(197)
Other financing activities	4	92
Net cash flows used in financing activities	(1,561)	(968)
Effect of exchange rate changes on cash and cash equivalents	(15)	55
Cash and cash equivalents, beginning of period	1,062	1,070
Net (decrease) increase in cash and cash equivalents	(23)	69
Cash and cash equivalents, end of period	$1,039	$1,139
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

On January 29, 2026, Company shareholders approved the adoption of the Merger Agreement and K-C’s shareholders approved the issuance of K-C Common Stock in connection with the Pending Transaction, in each case at a special meeting of shareholders held for that purpose. Additionally, the waiting period applicable to the Pending Transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on February 4, 2026. The Pending Transaction remains subject to the satisfaction or waiver of other customary closing conditions.

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

Global and North America Headquarters

On April 20, 2023, the Company entered into a long-term lease for a newly renovated global and North America corporate headquarters building and a newly constructed research and development building in Summit, New Jersey. In March 2025, the Company began operating out of the new global and North America corporate headquarters. The relocation to this new campus from multiple U.S.-based locations is substantially complete.

Separation-Related Costs

The Company is incurring certain non-recurring Separation-related costs in connection with the establishment of Kenvue as a standalone public company (the “Separation-related costs”), which are included in Cost of sales and Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations. Separation-related costs associated with information technology and other activities, primarily related to the disentanglement of systems and the discontinuance of certain information technology assets, are substantially completed. Costs related to legal entity name changes, as well as minimal costs related to other activities, are expected to continue for a longer period than originally anticipated.

Separation-related costs for the fiscal three and nine months ended September 27, 2026 and September 28, 2025 consisted of:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Information technology and other(1)	$2	$12	$4	$63
Legal entity name change	4	5	12	16
Total Separation-related costs	$6	$17	$16	$79
(1) Primarily related to the disentanglement of systems and the costs associated with the discontinuation of certain information technology assets.

Research and Development

Research and development expenses are expensed as incurred and included in Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations. Research and development expenses were $96 million and $94 million for the fiscal three months ended September 27, 2026 and September 28, 2025, respectively, and $274 million and $284 million for the fiscal nine months ended September 27, 2026 and September 28, 2025, respectively.

Supplier Finance Program

As of September 27, 2026 and December 28, 2025, the Company’s Accounts payable balances included $388 million and $314 million, respectively, related to invoices from suppliers participating in the supplier finance program.

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

The Company had a net liability to J&J of $67 million and $44 million as of September 27, 2026 and December 28, 2025, respectively, in relation to the net economic benefit arrangements on the Condensed Consolidated Balance Sheets. The Company recognized Net income of $3 million and $4 million for the fiscal three months ended September 27, 2026 and September 28, 2025, respectively, and $21 million and $26 million for the fiscal nine months ended September 27, 2026 and September 28, 2025, respectively, in relation to the net economic benefit arrangements in the Condensed Consolidated Statements of Operations.

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

No other new accounting standards that were issued or became effective during the fiscal nine months ended September 27, 2026 had, or are expected to have, a significant impact on the Condensed Consolidated Financial Statements.

2. Inventories

As of September 27, 2026 and December 28, 2025, Inventories consisted of:

(Dollars in Millions)	September 27, 2026	December 28, 2025
Raw materials and supplies	$324	$275
Goods in process	79	103
Finished goods	1,412	1,288
Total inventories	$1,815	$1,666

3. Intangible Assets and Goodwill

As of September 27, 2026 and December 28, 2025, the gross and net amounts of intangible assets were:

	September 27, 2026			December 28, 2025
(Dollars in Millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Patents and trademarks	$4,292	$(2,130)	$2,162	$4,406	$(2,054)	$2,352
Customer relationships	1,993	(1,183)	810	2,049	(1,178)	871
Other intangibles	1,323	(786)	537	1,329	(760)	569
Total definite-lived intangible assets	$7,608	$(4,099)	$3,509	$7,784	$(3,992)	$3,792
Indefinite-lived intangible assets:
Trademarks	$4,759	$—	$4,759	$4,840	$—	$4,840
Other	62	—	62	62	—	62
Total intangible assets, net	$12,429	$(4,099)	$8,330	$12,686	$(3,992)	$8,694

Gross carrying amount changes for the fiscal nine months ended September 27, 2026 were driven by the impact of currency translations.

No intangible asset impairments were recognized for either of the fiscal three and nine months ended September 27, 2026 and September 28, 2025.

Amortization expense for the Company’s amortizable assets, which is included in Cost of sales, was $64 million and $66 million for the fiscal three months ended September 27, 2026 and September 28, 2025, respectively, and $193 million for each of the fiscal nine months ended September 27, 2026 and September 28, 2025.

The following table summarizes the changes in the carrying amount of goodwill by reportable business segment during the fiscal nine months ended September 27, 2026:

(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total Goodwill
December 28, 2025	$5,562	$2,263	$1,684	$9,509
Currency translation	(200)	(35)	(23)	(258)
September 27, 2026	$5,362	$2,228	$1,661	$9,251

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

4. Borrowings

The components of the Company’s debt as of September 27, 2026 and December 28, 2025 were as follows:

(Dollars in Millions)	September 27, 2026	December 28, 2025
Senior Notes(1)
5.35% Senior Notes due 2026	$—	$750
5.05% Senior Notes due 2028	1,000	1,000
5.00% Senior Notes due 2030	1,000	1,000
4.85% Senior Notes due 2032	750	750
4.90% Senior Notes due 2033	1,250	1,250
5.10% Senior Notes due 2043	750	750
5.05% Senior Notes due 2053	1,500	1,500
5.20% Senior Notes due 2063	750	750
Other(2)	143	134
Discounts and debt issuance costs	(58)	(63)
Total	7,085	7,821
Less: Current portion of long-term debt—principal amount, net of discounts and debt issuance costs	—	(750)
Total long-term debt	7,085	7,071
Current portion of long-term debt—principal amount	—	750
Commercial paper	1,120	700
Discounts and debt issuance costs	(2)	(2)
Other	3	5
Total loans and notes payable	1,121	1,453
Total debt	$8,206	$8,524
(1) On May 22, 2025, the Company issued a series of senior unsecured notes maturing in 2032 in an aggregate principal amount of $750 million. These notes, collectively with the series of senior unsecured notes issued on March 22, 2023, are referred to as the “Senior Notes.”
(2) Other consists primarily of finance lease liabilities.

Interest Expense, Net

The amount included in Interest expense, net in the Condensed Consolidated Statements of Operations for the fiscal three and nine months ended September 27, 2026 and September 28, 2025 consisted of the following:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Interest expense	$104	$107	$313	$321
Interest income	(15)	(14)	(39)	(40)
Total interest expense, net	$89	$93	$274	$281

Fair Value of Debt

The Company’s debt was recorded at the carrying amount. The estimated fair value of the Company’s Senior Notes was $6.5 billion and $7.6 billion as of September 27, 2026 and December 28, 2025, respectively. Fair value was estimated based upon quoted market prices in active markets, which would be considered Level 2 in the fair value hierarchy. The carrying value of the commercial paper notes approximated the fair value as of September 27, 2026 and December 28, 2025 due to the nature and short-term duration of the instrument.

5. Accrued and Other Liabilities

As of September 27, 2026 and December 28, 2025, Accrued liabilities and Other liabilities, respectively, consisted of:

(Dollars in Millions)	September 27, 2026	December 28, 2025
Accrued expenses	$480	$428
Accrued compensation and benefits	391	343
Operating lease liabilities	41	43
Tax indemnification liability(1)	14	22
Dividends payable	404	—
Other accrued liabilities	192	323
Total accrued liabilities	$1,522	$1,159

(Dollars in Millions)	September 27, 2026	December 28, 2025
Accrued income taxes	$246	$219
Operating lease liabilities	94	107
Tax indemnification liability(1)	125	135
Other accrued liabilities	105	140
Total other liabilities	$570	$601
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

6. Accumulated Other Comprehensive Loss

The following tables summarize the changes in the accumulated balances for each component of Accumulated other comprehensive loss during the fiscal three and nine months ended September 27, 2026 and September 28, 2025:

(Dollars in Millions)	Foreign Currency Translation	Employee Benefit Plans	(Loss) Gain on Derivatives and Hedges(1)	Total Accumulated Other Comprehensive Loss
June 28, 2026	$(5,230)	$(121)	$(3)	$(5,354)
Other comprehensive (loss) income before reclassifications	(55)	—	(10)	(65)
Amounts reclassified to the Condensed Consolidated Statement of Operations	—	1	10	11
Net current period Other comprehensive (loss) income	(55)	1	—	(54)
September 27, 2026	$(5,285)	$(120)	$(3)	$(5,408)

June 29, 2025	$(4,975)	$(138)	$41	$(5,072)
Other comprehensive (loss) income before reclassifications	(65)	—	9	(56)
Amounts reclassified to the Condensed Consolidated Statement of Operations	—	7	(9)	(2)
Net current period Other comprehensive (loss) income	(65)	7	—	(58)
September 28, 2025	$(5,040)	$(131)	$41	$(5,130)
(1) For each of the fiscal three months ended September 27, 2026 and September 28, 2025, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $0 million related to its cash flow hedge portfolio.

(Dollars in Millions)	Foreign Currency Translation	Employee Benefit Plans	Gain (Loss) on Derivatives and Hedges(1)	Total Accumulated Other Comprehensive Loss
December 28, 2025	$(4,862)	$(125)	$28	$(4,959)
Other comprehensive (loss) income before reclassifications	(423)	2	(35)	(456)
Amounts reclassified to the Condensed Consolidated Statement of Operations	—	3	4	7
Net current period Other comprehensive (loss) income	(423)	5	(31)	(449)
September 27, 2026	$(5,285)	$(120)	$(3)	$(5,408)

December 29, 2024	$(6,040)	$(130)	$24	$(6,146)
Other comprehensive income (loss) before reclassifications	1,000	(10)	41	1,031
Amounts reclassified to the Condensed Consolidated Statement of Operations	—	9	(24)	(15)
Net current period Other comprehensive income (loss)	1,000	(1)	17	1,016
September 28, 2025	$(5,040)	$(131)	$41	$(5,130)
(1) For the fiscal nine months ended September 27, 2026 and September 28, 2025, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $(31) million and $17 million, respectively, related to its cash flow hedge portfolio.

Amounts in Accumulated other comprehensive loss are presented net of the related tax impact. Foreign currency translation is not adjusted for income taxes where it relates to permanent investments in international operations. For additional details on comprehensive income, see the Condensed Consolidated Statements of Comprehensive Income.

The provision (benefit) for taxes allocated to the components of Accumulated other comprehensive loss before reclassification for the fiscal three and nine months ended September 27, 2026 and September 28, 2025 was as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Foreign currency translation	$(1)	$8	$14	$(15)
Employee benefit plans	—	1	1	(3)
(Loss) gain on derivatives and hedges	(2)	2	(8)	8
Total (benefit) provision for taxes recognized in Accumulated other comprehensive loss	$(3)	$11	$7	$(10)

The provision (benefit) for taxes allocated to the reclassifications from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Operations was not significant for the fiscal three and nine months ended September 27, 2026 and September 28, 2025.

7. Stock-Based Compensation

The classification of stock-based compensation expense for the fiscal three and nine months ended September 27, 2026 and September 28, 2025 was as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Cost of sales	$4	$6	$15	$21
Selling, general, and administrative expenses	25	19	75	85
Total stock-based compensation expense	$29	$25	$90	$106

Grant activity for the fiscal nine months ended September 27, 2026 primarily relates to restricted stock units awarded as part of the annual grant of stock-based awards under the 2023 Long-Term Incentive Plan (the “Kenvue 2023 Plan”) that occurred during the fiscal three months ended March 29, 2026.

8. Relationship with J&J

On August 23, 2023, Kenvue became a fully independent company upon the completion of an exchange offer (the “Exchange Offer”) through which certain J&J shareholders exchanged shares of J&J common stock for shares of Kenvue common stock owned by J&J. The Company continues to have material agreements with J&J—see the “—Transactions with J&J, Including the Separation Agreement” section within this footnote for additional details of these material agreements that govern the Company’s relationship with J&J.

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

The Company had the following balances and transactions with J&J and its affiliates, primarily in connection with the Tax Matters Agreement, Transition Services Agreement, and the Transition Manufacturing Agreement, reported in the Condensed Consolidated Financial Statements:

(Dollars in Millions)	September 27, 2026	December 28, 2025
Due to J&J	$295	$275
Due from J&J	$155	$112

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Expense recognized in Cost of sales	$36	$40	$97	$125
(Income) expense recognized in Selling, general, and administrative expenses	$(7)	$(5)	$(21)	$12

In April 2025, the Company completed its Transition Services Agreement program. Consistent with the program’s plan, the Company finalized the exit of more than 2,300 transition services.

9. Other Operating Expense, Net and Other Expense, Net

Other operating expense, net for the fiscal three and nine months ended September 27, 2026 and September 28, 2025 consisted of:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Royalty income	$(8)	$(8)	$(20)	$(26)
Impact of Deferred Markets(1)	6	7	27	35
Other(2)	8	2	16	10
Total other operating expense, net	$6	$1	$23	$19
(1) Includes the provision for taxes, minority interest expense, and service fees to be paid to J&J under the net economic benefit arrangements. See Note 1, “Description of the Company and Summary of Significant Accounting Policies—Net Economic Benefit Arrangements,” for more information regarding Deferred Markets.
(2) Other consists primarily of other miscellaneous operating (income) expenses.

Other expense, net for the fiscal three and nine months ended September 27, 2026 and September 28, 2025 consisted of:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Currency losses on transactions	$8	$20	$20	$37
Other(1)	—	(10)	(1)	(11)
Total other expense, net	$8	$10	$19	$26
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

The worldwide effective income tax rates were 29.4% and 24.3% for the fiscal three months ended September 27, 2026 and September 28, 2025, respectively, and 27.6% and 27.5% for the fiscal nine months ended September 27, 2026 and September 28, 2025, respectively. The increase in the effective tax rate for the fiscal three months ended September 27, 2026 as compared to the fiscal three months ended September 28, 2025 was primarily the result of a reduction in favorable U.S. return-to-provision adjustments and changes to the jurisdictional mix of income. The increase was partially offset by favorable impacts to U.S. tax on foreign earnings attributable to the prior year enactment of the One Big Beautiful Bill Act, which became effective in the current year, and related regulatory guidance issued during the fiscal three months ended September 27, 2026, as well as a release of tax reserves resulting from favorable audit outcomes in the fiscal three months ended September 27, 2026. The increase in the effective tax rate for the fiscal nine months ended September 27, 2026 as compared to the fiscal nine months ended September 28, 2025 was primarily the result of the quarter-to-date effective tax rate impacts discussed above, partially offset by the release of a valuation allowance in the fiscal nine months ended September 27, 2026.

As of September 27, 2026, the Company had approximately $238 million of liabilities from unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries. With respect to the United States, per the Tax Matters Agreement between J&J and the Company, J&J remains liable for all liabilities related to the final settlement of any U.S. federal income tax audits in which the Company was part of J&J’s federal consolidated tax return. In other major jurisdictions where the Company conducts business, the years that are under tax audit or remain open to tax audits range from 2015 and forward.

The Company has included the impact of enacted legislation related to the Organization for Economic Co-operation and Development’s (the “OECD”) Pillar Two Inclusive Framework (“Pillar Two”) in its provision for taxes beginning in fiscal year 2024. While the impact of currently enacted laws for Pillar Two is not significant, it is possible that further administrative guidance from the OECD or new legislation in countries where the Company operates could have a material effect on the Company’s provision for taxes in the future. In addition, in January 2025, the United States issued an executive order expressing disagreement with certain aspects of Pillar Two. In June 2025, the Group of Seven issued a statement supporting the exclusion of U.S.-parented groups from certain aspects of Pillar Two in exchange for the United States not imposing certain retaliatory taxes. On January 5, 2026, the OECD announced the Side-by-Side (“SbS”) package, implemented as administrative guidance and modifying the operation of the Pillar Two rules. The package introduces simplifications and new safe harbors for U.S. and other multinational companies where domestic and international tax systems meet robust requirements to coexist with Pillar Two, which would fully exempt U.S.-parented groups from the application of the Income Inclusion Rule and Undertaxed Profits Rule Pillar Two top-up taxes. The SbS package also extends the current Transitional Country-by-Country Reporting Safe Harbour by one year. On May 18, 2026, the OECD released additional administrative guidance that provided additional relief in complying with the Pillar Two Global Minimum Tax and the GloBE Information Return (“GIR”) filing, including a clarification that 53-week fiscal years ending on or before January 3, 2027 qualified for the Transitional Undertaxed Profits Rule Safe Harbour exemption. Neither the SbS package nor the additional May 2026 OECD guidance is expected to have a material impact on the Company’s effective tax rate. The Company will continue to monitor any additional changes to Pillar Two.

11. Net Income Per Share

The Company had 1,941,266,410 shares of common stock issued and 1,920,879,688 shares of common stock outstanding as of September 27, 2026.

Diluted net income per share is computed by giving effect to all potentially dilutive equity instruments or equity awards that are outstanding during the period. The following table summarizes the shares held by the Company that were determined to be anti-dilutive under the treasury stock method and therefore excluded from the diluted net income per share calculation during the fiscal three and nine months ended September 27, 2026 and September 28, 2025:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Shares in Millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Anti-dilutive shares(1)	56	50	58	46
(1) For each of the fiscal three and nine months ended September 27, 2026 and September 28, 2025, the majority of anti-dilutive shares related to stock options.

Net income per share for the fiscal three and nine months ended September 27, 2026 and September 28, 2025 was calculated as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(In Millions, Except Per Share Data)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net income	$430	$398	$1,360	$1,140

Basic weighted-average number of shares outstanding	1,921	1,918	1,919	1,917
Dilutive effects of stock-based awards	5	5	4	8
Diluted weighted-average number of shares outstanding	1,926	1,923	1,923	1,925

Net income per share:
Basic	$0.22	$0.21	$0.71	$0.59
Diluted	$0.22	$0.21	$0.71	$0.59

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

The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 27, 2026 and December 28, 2025:

	September 27, 2026				December 28, 2025
(Dollars in Millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Forward foreign exchange contracts	$50	$—	$50	$—	$73	$—	$73	$—
Cross currency swap contracts	36	—	36	—	20	—	20	—
Total assets	$86	$—	$86	$—	$93	$—	$93	$—
Liabilities:
Forward foreign exchange contracts	$(86)	$—	$(86)	$—	$(63)	$—	$(63)	$—
Cross currency swap contracts	(41)	—	(41)	—	(111)	—	(111)	—
Total liabilities	$(127)	$—	$(127)	$—	$(174)	$—	$(174)	$—
Net amount presented in Prepaid expenses and other receivables:	$11	$—	$11	$—	$22	$—	$22	$—
Net amount presented in Accounts payable:	$(46)	$—	$(46)	$—	$(59)	$—	$(59)	$—
Net amount presented in Other assets:	$8	$—	$8	$—	$—	$—	$—	$—
Net amount presented in Other liabilities:	$(14)	$—	$(14)	$—	$(44)	$—	$(44)	$—

As of September 27, 2026 and December 28, 2025, cash equivalents were $130 million and $79 million, respectively, which were primarily composed of time deposits and money market funds.

The carrying amount of Cash and cash equivalents, Trade receivables, Prepaid expenses and other receivables, and Loans and notes payable approximated fair value as of September 27, 2026 and December 28, 2025. The fair value of forward foreign exchange contracts is the aggregation by currency of all future cash flows discounted to its present value at the prevailing market interest rates and subsequently converted to the U.S. dollar at the current spot foreign exchange rate. The cross currency swap contracts are each recorded at fair value derived from observable market data, including foreign exchange rates and yield curves.

There were no transfers between Level 1, Level 2, or Level 3 during the fiscal three and nine months ended September 27, 2026 and the fiscal twelve months ended December 28, 2025.

The following table sets forth the notional amounts of the Company’s outstanding derivative instruments as of September 27, 2026 and December 28, 2025:

	September 27, 2026			December 28, 2025
(Dollars in Millions)	Forward Foreign Exchange Contracts	Cross Currency Swap Contracts	Total Notional Amount	Forward Foreign Exchange Contracts	Cross Currency Swap Contracts	Total Notional Amount
Cash flow hedges	$3,733	$—	$3,733	$3,422	$—	$3,422
Fair value hedges	$342	$—	$342	$296	$—	$296
Net investment hedges	$—	$2,000	$2,000	$—	$2,000	$2,000
Undesignated hedging instruments	$550	$—	$550	$502	$—	$502

Cash Flow Hedges

For the fiscal three and nine months ended September 27, 2026, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $0 million and $(31) million, respectively, related to its cash flow hedge portfolio. For the fiscal three and nine months ended September 28, 2025, the Company recorded a total after-tax change in Accumulated other comprehensive loss of $0 million and $17 million, respectively, related to its cash flow hedge portfolio.

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

The following table summarizes the gains and losses recognized on forward foreign exchange contracts designated as cash flow hedges within Other comprehensive (loss) income and the gains and losses reclassified into earnings for the fiscal three and nine months ended September 27, 2026 and September 28, 2025:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
(Loss) gain recognized in Other comprehensive (loss) income	$(12)	$11	$(43)	$42
(Loss) gain reclassified from Other comprehensive (loss) income into earnings	$(13)	$10	$(7)	$23

The following tables summarize the gains and losses reclassified from Other comprehensive (loss) income into earnings related to the forward foreign exchange contracts designated as cash flow hedges for the fiscal three and nine months ended September 27, 2026 and September 28, 2025:

	Fiscal Three Months Ended
	September 27, 2026			September 28, 2025
(Dollars in Millions)	Net Sales	Cost of Sales	Other Expense, Net	Net Sales	Cost of Sales	Other Expense, Net
Gain (loss) reclassified from Other comprehensive (loss) income into earnings	$—	$(12)	$(1)	$1	$13	$(4)

	Fiscal Nine Months Ended
	September 27, 2026			September 28, 2025
(Dollars in Millions)	Net Sales	Cost of Sales	Other Expense, Net	Net Sales	Cost of Sales	Other Expense, Net
Gain (loss) reclassified from Other comprehensive (loss) income into earnings	$—	$(12)	$5	$1	$15	$7

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

The following table summarizes the gains and losses recognized within Other comprehensive (loss) income related to the cross currency swap contracts designated as net investment hedges for the fiscal three and nine months ended September 27, 2026 and September 28, 2025:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
(Loss) gain recognized in CTA within Other comprehensive (loss) income	$(11)	$12	$49	$(167)

Other than amounts excluded from effectiveness testing, the Company did not reclassify any gains or losses from CTA within Other comprehensive (loss) income to earnings during the fiscal three and nine months ended September 27, 2026 and September 28, 2025 related to the cross currency swap contracts designated as net investment hedges.

Undesignated Hedging Instruments

Undesignated Forward Foreign Exchange Contracts

The Company enters into forward foreign exchange contracts to offset the foreign currency exposure related to the monetary assets and liabilities in non-functional currencies. These contracts are not designated as cash flow hedging relationships, and the net allocated gains and losses related to these contracts are recognized within Other expense, net in the Condensed Consolidated Statements of Operations. As of September 27, 2026 and December 28, 2025, the Company held forward foreign exchange contracts that were not designated in cash flow hedging relationships with a fair value of $2 million and $0 million, respectively.

The following table summarizes the gains and losses recognized within Other expense, net related to the undesignated forward foreign exchange contracts for the fiscal three and nine months ended September 27, 2026 and September 28, 2025:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Gain recognized in Other expense, net	$3	$1	$5	$1

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

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 27, 2026, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accordingly accrued for those contingent liabilities and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments. Accrued liabilities related to litigation matters are included in Accrued liabilities and Other liabilities on the Condensed Consolidated Balance Sheets. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including whether, among other things, damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has commenced or is complete; proceedings are in early stages; matters present legal uncertainties; significant facts are in dispute; procedural or jurisdictional issues exist; the number of potential claims is certain or predictable; comprehensive multi-party settlements are achievable; there are complex related cross-claims and counterclaims; and/or there are numerous parties involved.

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

Claims for personal injury have been made against the Company’s subsidiary Johnson & Johnson Consumer Inc., now known as Kenvue Brands LLC (“JJCI”), along with other third-party sellers of acetaminophen-containing products, in federal court alleging that in utero exposure to acetaminophen (the active ingredient in Tylenol®, an over-the-counter (“OTC”) pain medication) is associated with the development of autism spectrum disorder and/or attention-deficit/hyperactivity disorder in children. In October 2022, lawsuits filed in federal courts in the United States were organized as a multi-district litigation in the U.S. District Court for the Southern District of New York. In February 2024, the court entered final judgment in favor of JJCI and the other sellers of acetaminophen-containing products and dismissed the majority of cases then pending in the multi-district litigation. A Notice of Appeal was filed for those cases in March 2024. In August 2024, all remaining cases then pending in the multi-district litigation were dismissed. As of December 2024, all cases were on appeal. In July 2026, the Second Circuit Court of Appeals vacated the District Court’s judgment and remanded for further proceedings, affirming in part and reversing in part the District Court’s rulings. Product liability lawsuits and related citizens’ petitions continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. In addition, lawsuits have been filed in state court against JJCI, the Company, and J&J. Lawsuits have also been filed in Canada against the Company’s subsidiary Johnson & Johnson Inc. (Canadian affiliate), now known as Kenvue Canada Inc. (“JJI”), and J&J. At this stage in these proceedings, the Company is unable to reasonably estimate either the likelihood or the magnitude of its potential liability arising out of these claims and lawsuits.

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
Baby Care
Other Essential Health (Women’s Health, Wound Care, and Other)

The Company’s product categories as a percentage of Net sales for the fiscal three and nine months ended September 27, 2026 and September 28, 2025 were as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
Product Categories	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Cough, Cold, and Allergy	13%	13%	13%	14%
Pain Care	14	13	13	13
Other Self Care	15	16	16	15
Face and Body Care	19	20	18	19
Hair, Sun, and Other	8	8	9	8
Oral Care	10	10	10	11
Baby Care	10	9	10	9
Other Essential Health	11	11	11	11
Total	100%	100%	100%	100%

Segment Net Sales and Segment Adjusted Operating Income

Segment net sales and Segment adjusted operating income for the fiscal three and nine months ended September 27, 2026 and September 28, 2025 were as follows:

	Fiscal Three Months Ended
	September 27, 2026				September 28, 2025
(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total	Self Care	Skin Health and Beauty	Essential Health	Total
Net sales	$1,656	$1,039	$1,191	$3,886	$1,564	$1,038	$1,162	$3,764
Segment adjusted Cost of sales(1)	594	400	502	1,496	546	401	512	1,459
Other segment expense items(2)	525	490	374	1,389	498	500	343	1,341
Segment adjusted operating income	$537	$149	$315	$1,001	$520	$137	$307	$964
Reconciliation to Income before taxes
Less:
Depreciation(3)				77				75
Amortization of intangible assets(4)				64				66
Separation-related costs(5)				6				17
Restructuring expenses and operating model optimization initiatives(6)				41				97
Conversion of stock-based awards(7)				—				1
Founder Shares(8)				—				(4)
Pending Transaction and other related costs(9)				28				—
Skillman sale-leaseback				2				—
Other operating expense, net				6				1
General corporate/unallocated expenses				71				82
Operating income				$706				$629
Other expense, net				8				10
Interest expense, net				89				93
Income before taxes				$609				$526

	Fiscal Nine Months Ended
	September 27, 2026				September 28, 2025
(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total	Self Care	Skin Health and Beauty	Essential Health	Total
Net sales	$4,944	$3,211	$3,595	$11,750	$4,786	$3,074	$3,484	$11,344
Segment adjusted Cost of sales(1)	1,722	1,287	1,594	4,603	1,681	1,236	1,539	4,456
Other segment expense items(2)	1,548	1,421	1,072	4,041	1,492	1,460	1,048	4,000
Segment adjusted operating income	$1,674	$503	$929	$3,106	$1,613	$378	$897	$2,888
Reconciliation to Income before taxes
Less:
Depreciation(3)				234				226
Amortization of intangible assets(4)				193				193
Separation-related costs(5)				16				79
Restructuring expenses and operating model optimization initiatives(6)				188				232
Conversion of stock-based awards(7)				1				5
Founder Shares(8)				3				4
Pending Transaction and other related costs(9)				60				—
Skillman sale-leaseback				6				—
Other operating expense, net				23				19
General corporate/unallocated expenses				210				251
Operating income				$2,172				$1,879
Other expense, net				19				26
Interest expense, net				274				281
Income before taxes				$1,879				$1,572
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
(6) Restructuring expenses and operating model optimization initiatives relate to the 2026 Restructuring Initiative for the fiscal three and nine months ended September 27, 2026 and the 2024 Multi-Year Restructuring Initiative for the fiscal three and nine months ended September 28, 2025. See Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” for additional information. Restructuring expenses and operating model optimization initiatives include accelerated depreciation expense on assets related to the 2026 Restructuring Initiative for the fiscal three and nine months ended September 27, 2026.
(7) Segment adjusted operating income excludes the impact of the conversion of stock-based awards that occurred on August 23, 2023. The adjustment represents the net impact of the gain on reversal of previously recognized stock-based compensation expense, offset by stock-based compensation expense recognized in the fiscal three and nine months ended September 27, 2026 and September 28, 2025 relating to employee services provided prior to the Separation.

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

Depreciation and Amortization

Depreciation and amortization by reportable business segment for the fiscal three and nine months ended September 27, 2026 and September 28, 2025 were as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
(Dollars in Millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Self Care	$51	$52	$156	$154
Skin Health and Beauty	30	32	92	94
Essential Health	60	57	179	171
Total depreciation and amortization(1)	$141	$141	$427	$419
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

The following table summarizes the classification of pre-tax restructuring expenses and other charges incurred related to the 2024 Multi-Year Restructuring Initiative during the fiscal three and nine months ended September 28, 2025:

	Fiscal Three Months Ended	Fiscal Nine Months Ended
(Dollars in Millions)	September 28, 2025	September 28, 2025
Restructuring expenses	$84	$204
Cost of sales	8	20
Selling, general, and administrative expenses	5	8
Total pre-tax restructuring expenses and other charges	$97	$232

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

The following table summarizes the classification of pre-tax restructuring expenses and other charges incurred related to the 2026 Restructuring Initiative during the fiscal three and nine months ended September 27, 2026:

	Fiscal Three Months Ended	Fiscal Nine Months Ended
(Dollars in Millions)	September 27, 2026	September 27, 2026
Restructuring expenses	$33	$163
Cost of sales	6	20
Selling, general, and administrative expenses	2	5
Total pre-tax restructuring expenses and other charges	$41	$188

The following table summarizes the pre-tax restructuring expenses and other charges incurred by cost type related to the 2026 Restructuring Initiative during the fiscal three and nine months ended September 27, 2026, which also represents inception-to-date through September 27, 2026:

	Fiscal Three Months Ended	Fiscal Nine Months Ended
(Dollars in Millions)	September 27, 2026	September 27, 2026
Employee-related costs(1)	$10	$87
Information technology and project-related costs(2)	31	101
Total pre-tax restructuring expenses and other charges	$41	$188
(1) Employee-related costs primarily include severance and other termination benefits.
(2) Information technology and project-related costs primarily include advisory costs to operationalize the initiative.

The following table summarizes the activity related to accrued restructuring expenses and other charges for the 2026 Restructuring Initiative during the fiscal nine months ended September 27, 2026:

(Dollars in Millions)	Employee-Related Costs(1)	Information Technology and Project-Related Costs(2)	Total Accrued Costs
December 28, 2025	$—	$—	$—
Charges to earnings	87	101	188
Cash payments	(65)	(59)	(124)
Non-cash charges	—	(4)	(4)
September 27, 2026	$22	$38	$60
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

This discussion should be read in conjunction with our accompanying Condensed Consolidated Financial Statements for the fiscal three and nine months ended September 27, 2026, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial statements, and our audited consolidated financial statements for the fiscal twelve months ended December 28, 2025, which are included in the Annual Report. In our opinion, the Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations, and cash flows for the periods indicated. All currency amounts are expressed in U.S. dollars unless otherwise noted.

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

The Merger Agreement contains customary representations, warranties, covenants, and termination rights. The Pending Transaction is conditioned on the satisfaction or waiver of other customary closing conditions. On January 29, 2026, our shareholders approved the adoption of the Merger Agreement and K-C’s shareholders approved the issuance of K-C Common Stock in connection with the Pending Transaction, in each case at a special meeting of shareholders held for that purpose. Additionally, the waiting period applicable to the Pending Transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on February 4, 2026.

We are incurring costs in connection with the Pending Transaction, including advisory fees, legal costs, professional service costs, and other related costs (the “Pending Transaction and other related costs”).

Pending Sale of Certain Businesses

The parties to the Merger Agreement are required to obtain the approvals of certain regulatory agencies before completing the Pending Transaction. In connection with obtaining the required regulatory approvals, we have entered into definitive agreements for the sale of our feminine care business in certain countries, including an agreement with Essity Aktiebolag for the sale of our feminine care business in Brazil, which encompasses the Carefree®, Sempre Livre®, and o.b.® tampons brands. The divestiture transactions are subject to customary closing conditions, such as, for certain transactions, outstanding regulatory approval in the respective country, as well as the completion of the Pending Transaction.

Debt Exchange Offer

On September 28, 2026, in connection with the Pending Transaction, K-C commenced offers to exchange any and all of our Senior Notes (as defined in Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein) for up to $7,000,000,000 aggregate principal amount of new notes issued by K-C and cash (each a “K-C Exchange Offer” and, collectively, the “K-C Exchange Offers”) and, on our behalf, solicited consents (each a “Consent Solicitation” and, collectively, the “Consent Solicitations”) to amend the indenture governing the Senior Notes to eliminate substantially all of the restrictive covenants and related provisions applicable to the Senior Notes (the “Amendments”). On October 9, 2026, we entered into a supplemental indenture to effect the Amendments, which will become operative with respect to a series of Senior Notes only upon the settlement of the K-C Exchange Offer and Consent Solicitation relating to such series of Senior Notes. The K-C Exchange Offers and Consent Solicitations are conditioned upon, among other things, the closing of the Pending Transaction, and the K-C Exchange Offers are expected to expire on or about the closing date of the Pending Transaction.

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

Tariffs

In 2025, the U.S. government issued executive orders imposing tariffs on goods imported into the United States. These actions, as well as retaliatory tariffs imposed by other countries on U.S. exports, are expected to increase supply chain costs in certain geographies and create economic uncertainty for consumers. While the situation is fluid, based on our current analysis of the effects of the tariffs that have been implemented by the United States and retaliatory measures that are in effect as of the reporting date, we estimate gross tariff exposure of approximately $80 million annualized. In February 2026, the U.S. Supreme Court issued a ruling striking down tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). We submitted claims for a majority of our paid IEEPA tariffs eligible for refund, and during the fiscal three months ended September 27, 2026 we recovered all refunds for which claims were submitted. The ultimate availability, timing, and amount of any additional refunds of such tariffs remain uncertain and could be subject to further legal, regulatory, and administrative developments or actions. Following the Supreme Court’s decision, the U.S. government announced in February 2026 that it would impose additional baseline tariffs on imports under a different statutory authority, in addition to any existing non-IEEPA tariffs. Upon expiration of the baseline tariffs in July 2026, the U.S. government imposed new tariffs. We continue to monitor the potential impacts that the increased tariffs and other trade restrictions may have on our business, and we continue to focus on internal mitigating actions to partially offset the impact.

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

Results of Operations

Fiscal Three Months Ended September 27, 2026 Compared with Fiscal Three Months Ended September 28, 2025

Our results for the fiscal three months ended September 27, 2026 and September 28, 2025 were as follows:

	Fiscal Three Months Ended		Change in Fiscal Period
	September 27, 2026	September 28, 2025	Change 2025 to 2026
(Dollars in Millions)			Amount	Percent
Net sales	$3,886	$3,764	$122	3.2%
Cost of sales	1,572	1,538	34	2.2
Gross profit	2,314	2,226	88	4.0
Selling, general, and administrative expenses	1,569	1,512	57	3.8
Restructuring expenses	33	84	(51)	(60.7)
Other operating expense, net	6	1	5	*
Operating income	706	629	77	12.2
Other expense, net	8	10	(2)	(20.0)
Interest expense, net	89	93	(4)	(4.3)
Income before taxes	609	526	83	15.8
Provision for taxes	179	128	51	39.8
Net income	$430	$398	$32	8.0%
* Calculation not meaningful.

Net Sales

Net sales were $3.9 billion and $3.8 billion for the fiscal three months ended September 27, 2026 and September 28, 2025, respectively, an increase of $122 million, or 3.2%. Excluding the impact of favorable changes in foreign currency exchange rates of 0.3%, Organic sales (a non-GAAP financial measure as defined in “Segment Results—Organic Sales Change” below) increased 2.9% driven by both volume-related increases of 1.6% and favorable value realization (defined as price, including mix) of 1.3%. Volume-related increases were driven by growth in Self Care primarily in Asia Pacific, as well as Baby Care across all regions, partially offset by declines in Skin Health and Beauty. Favorable value realization was driven primarily by new pricing actions in Europe, Middle East, and Africa (“EMEA”), as well as prior fiscal year carry-over pricing actions in North America and Latin America. For additional information about the Net sales of our three reportable business segments, see “—Segment Results” below.

The following table presents a reconciliation of the change in U.S. GAAP Net sales to the change in Organic sales for the fiscal three months ended September 27, 2026 as compared to the fiscal three months ended September 28, 2025:

	Fiscal Three Months Ended September 27, 2026 vs. September 28, 2025(1)
	Reported Net Sales Change	Impact of Foreign Currency	Organic Sales Change
			Total Organic Sales Change	Price/Mix(2)	Volume
Total	3.2%	0.3%	2.9%	1.3%	1.6%
(1) Acquisitions and divestitures did not impact Net sales for the fiscal three months ended September 27, 2026 or September 28, 2025.
(2) Also referred to as value realization.

Cost of Sales

Cost of sales was $1.6 billion and $1.5 billion for the fiscal three months ended September 27, 2026 and September 28, 2025, respectively, an increase of $34 million, or 2.2%. Gross profit margin expanded 40 basis points to 59.5% for the fiscal three months ended September 27, 2026 as compared to 59.1% for the fiscal three months ended September 28, 2025. Changes in both Cost of sales and gross profit margin were driven by benefits associated with our supply chain optimization initiatives and refunds received on tariffs paid for goods imported into the United States, partially offset by net input cost inflation including the impact of the conflict in the Middle East and unfavorable changes in transactional foreign currency exchange rates. Cost of sales was also impacted by volume-related Net sales increases. Gross profit margin was also impacted by favorable value realization.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $1.6 billion and $1.5 billion for the fiscal three months ended September 27, 2026 and September 28, 2025, respectively, an increase of $57 million, or 3.8%. The increase in Selling, general, and administrative expenses was primarily attributable to higher expenses related to brand support, Pending Transaction and other related costs incurred in the fiscal three months ended September 27, 2026, and net input cost inflation, partially offset by savings from our restructuring initiatives (as described in Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein), and an $11 million decrease in Separation-related costs. Selling, general, and administrative expenses as a percentage of Net sales increased 20 basis points to 40.4% for the fiscal three months ended September 27, 2026, as compared to 40.2% for the fiscal three months ended September 28, 2025.

Restructuring Expenses

Restructuring expenses were $33 million and $84 million for the fiscal three months ended September 27, 2026 and September 28, 2025, respectively, a decrease of $51 million. Restructuring expenses for the fiscal three months ended September 27, 2026 related to costs incurred under the 2026 Restructuring Initiative, and restructuring expenses for the fiscal three months ended September 28, 2025 related to costs incurred under Our Vue Forward. Costs incurred under each of the initiatives primarily included employee-related costs and information technology and project-related costs. See Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for additional information.

Other Operating Expense, Net

Other operating expense, net was $6 million and $1 million for the fiscal three months ended September 27, 2026 and September 28, 2025, respectively, an increase of $5 million. Other operating expense, net for the fiscal three months ended September 27, 2026 and September 28, 2025 was driven by the $6 million and $7 million impact, respectively, of net economic benefit arrangements with J&J in connection with the Deferred Local Businesses (see Note 1, “Description of the Company and Summary of Significant Accounting Policies—Net Economic Benefit Arrangements,” to the Condensed Consolidated Financial Statements included herein for additional information), partially offset by $8 million and $8 million, respectively, of royalty income. See Note 9, “Other Operating Expense, Net and Other Expense, Net,” to the Condensed Consolidated Financial Statements included herein for additional information.

Other Expense, Net

Other expense, net was $8 million and $10 million for the fiscal three months ended September 27, 2026 and September 28, 2025, respectively, a decrease of $2 million. Other expense, net for the fiscal three months ended September 27, 2026 and September 28, 2025 was driven by $8 million and $20 million, respectively, of currency losses on transactions. See Note 9, “Other Operating Expense, Net and Other Expense, Net,” to the Condensed Consolidated Financial Statements included herein for additional information.

Interest Expense, Net

Interest expense, net was $89 million and $93 million for the fiscal three months ended September 27, 2026 and September 28, 2025, respectively, a decrease of $4 million. Interest expense, net in each of the fiscal periods primarily consisted of interest expense, including amortization of discounts and debt issuance costs, recognized on the Senior Notes (as defined in Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein) and notes issued under our commercial paper program. See Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein for additional information.

Provision for Taxes

Provision for taxes was $179 million and $128 million for the fiscal three months ended September 27, 2026 and September 28, 2025, respectively, an increase of $51 million. The increase in Provision for taxes was primarily the result of higher pre-tax income, a reduction in favorable U.S. return-to-provision adjustments, as well as changes to the jurisdictional mix of income. The increase was partially offset by favorable impacts to U.S. tax on foreign earnings attributable to the prior year enactment of the One Big Beautiful Bill Act, which became effective in the current year, and related regulatory guidance issued during the fiscal three months ended September 27, 2026, as well as a release of tax reserves resulting from favorable audit outcomes in the fiscal three months ended September 27, 2026. In addition, the worldwide effective income tax rates for the fiscal three months ended September 27, 2026 and September 28, 2025 were 29.4% and 24.3%, respectively. See Note 10, “Income Taxes,” to the Condensed Consolidated Financial Statements included herein for additional information.

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

See Note 14, “Segments of Business,” to the Condensed Consolidated Financial Statements included herein for additional information.

Fiscal Three Months Ended September 27, 2026 Compared with Fiscal Three Months Ended September 28, 2025

The following tables present Segment net sales and Segment adjusted operating income and the period-over-period changes in Segment net sales and Segment adjusted operating income for the fiscal three months ended September 27, 2026 and September 28, 2025. See Note 14, “Segments of Business,” to the Condensed Consolidated Financial Statements included herein for further details regarding Segment net sales and Segment adjusted operating income.

	Fiscal Three Months Ended								Change in Fiscal Period
	September 27, 2026				September 28, 2025				Change 2025 to 2026
(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total	Self Care	Skin Health and Beauty	Essential Health	Total	Amount	Percent
Net sales	$1,656	$1,039	$1,191	$3,886	$1,564	$1,038	$1,162	$3,764	$122	3.2%
Segment adjusted Cost of sales(1)	594	400	502	1,496	546	401	512	1,459	37	2.5
Other segment expense items(2)	525	490	374	1,389	498	500	343	1,341	48	3.6
Segment adjusted operating income	$537	$149	$315	$1,001	$520	$137	$307	$964	$37	3.8%
Reconciliation to Income before taxes
Less:
Depreciation(3)				77				75
Amortization of intangible assets(4)				64				66
Separation-related costs(5)				6				17
Restructuring expenses and operating model optimization initiatives(6)				41				97
Conversion of stock-based awards(7)				—				1
Founder Shares(8)				—				(4)
Pending Transaction and other related costs(9)				28				—
Skillman sale-leaseback				2				—
Other operating expense, net				6				1
General corporate/unallocated expenses				71				82
Operating income				$706				$629
Other expense, net				8				10
Interest expense, net				89				93
Income before taxes				$609				$526
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
(6) Restructuring expenses and operating model optimization initiatives relate to the 2026 Restructuring Initiative for the fiscal three months ended September 27, 2026 and the 2024 Multi-Year Restructuring Initiative for the fiscal three months ended September 28, 2025. See Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for additional information. Restructuring expenses and operating model optimization initiatives include accelerated depreciation expense on assets related to the 2026 Restructuring Initiative for the fiscal three months ended September 27, 2026.
(7) Segment adjusted operating income excludes the impact of the conversion of stock-based awards that occurred on August 23, 2023. The adjustment represents the net impact of the gain on reversal of previously recognized stock-based compensation expense, offset by stock-based compensation expense recognized in the fiscal three months ended September 27, 2026 and September 28, 2025 relating to employee services provided prior to the Separation.
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

	Fiscal Three Months Ended				Change in Fiscal Period
	September 27, 2026		September 28, 2025		Change 2025 to 2026
(Dollars in Millions)	Amount	Percent	Amount	Percent	Amount	Percent
Segment Net Sales
Self Care	$1,656	42.7%	$1,564	41.5%	$92	5.9%
Skin Health and Beauty	1,039	26.7	1,038	27.6	1	0.1
Essential Health	1,191	30.6	1,162	30.9	29	2.5
Segment net sales	$3,886	100.0%	$3,764	100.0%	$122	3.2%

Self Care	$537		$520		$17	3.3%
Skin Health and Beauty	149		137		12	8.8
Essential Health	315		307		8	2.6
Segment adjusted operating income(1)	$1,001		$964		$37	3.8%
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

The following table presents a reconciliation of the change in U.S. GAAP Net sales to the change in Organic sales for the fiscal three months ended September 27, 2026 as compared to the fiscal three months ended September 28, 2025:

	Fiscal Three Months Ended September 27, 2026 vs. September 28, 2025(1)
	Reported Net Sales Change	Impact of Foreign Currency	Organic Sales Change
			Total Organic Sales Change	Price/Mix(2)	Volume
Self Care	5.9%	0.5%	5.4%	2.0%	3.4%
Skin Health and Beauty	0.1	0.6	(0.5)	1.2	(1.7)
Essential Health	2.5	—	2.5	0.5	2.0
Total	3.2%	0.3%	2.9%	1.3%	1.6%
(1) Acquisitions and divestitures did not impact Net sales for the fiscal three months ended September 27, 2026 or September 28, 2025.
(2) Also referred to as value realization.

Self Care Segment

Self Care Segment Net Sales

The Self Care Segment Net sales were $1.7 billion and $1.6 billion for the fiscal three months ended September 27, 2026 and September 28, 2025, respectively, an increase of $92 million, or 5.9%. Excluding the impact of favorable changes in foreign currency exchange rates of 0.5%, Organic sales increased 5.4%, driven by both volume-related increases of 3.4% and favorable value realization of 2.0%. Volume-related increases were primarily attributable to Pain Care and Cough and Cold in Asia Pacific as the region benefited from favorable inventory-related comparisons following trade inventory depletion in the prior fiscal year period, as well as an increase in flu incidences. Volume-related increases were further driven by Smoking Cessation in EMEA and Asia Pacific and product innovation and e-commerce growth in Digestive Health in the United States. Favorable value realization was primarily attributable to new pricing actions in EMEA.

Self Care Segment Adjusted Operating Income

The Self Care Segment adjusted operating income increased by $17 million, or 3.3%, to $537 million for the fiscal three months ended September 27, 2026 as compared to the fiscal three months ended September 28, 2025. The increase was primarily driven by favorable value realization, volume-related Net sales increases, benefits associated with our supply chain optimization initiatives, and refunds received on tariffs paid for goods imported into the United States, partially offset by higher expenses related to brand support, unfavorable changes in foreign currency exchange rates, and net input cost inflation including the impact of the conflict in the Middle East. Segment adjusted operating income margin decreased 80 basis points for the fiscal three months ended September 27, 2026 as compared to the fiscal three months ended September 28, 2025.

Skin Health and Beauty Segment

Skin Health and Beauty Segment Net Sales

The Skin Health and Beauty Segment Net sales were $1.0 billion for each of the fiscal three months ended September 27, 2026 and September 28, 2025. For the fiscal three months ended September 27, 2026, Net sales increased $1 million, or 0.1%, as compared to the fiscal three months ended September 28, 2025. Excluding the impact of favorable changes in foreign currency exchange rates of 0.6%, Organic sales decreased 0.5% driven by volume-related decreases of 1.7%, partially offset by favorable value realization of 1.2%. Volume-related decreases were primarily driven by distribution losses and timing of promotions in the United States, as well as the impact of retailer price negotiations in Europe. Volume-related decreases were partially offset by increases in hair regrowth products. Favorable value realization was primarily attributable to lower strategic price investments in Latin America and prior fiscal year carry-over pricing actions in Latin America and North America.
Skin Health and Beauty Segment Adjusted Operating Income

The Skin Health and Beauty Segment adjusted operating income increased by $12 million, or 8.8%, to $149 million for the fiscal three months ended September 27, 2026 as compared to the fiscal three months ended September 28, 2025. The increase was primarily driven by lower expenses related to brand support in part attributable to media cost improvements, favorable value realization, benefits associated with our supply chain optimization initiatives, and refunds received on tariffs paid for goods imported into the United States, partially offset by volume-related Net sales decreases, net input cost inflation including the impact of the conflict in the Middle East, and unfavorable changes in foreign currency exchange rates.

Essential Health Segment

Essential Health Segment Net Sales

The Essential Health Segment Net sales were $1.2 billion for each of the fiscal three months ended September 27, 2026 and September 28, 2025. For the fiscal three months ended September 27, 2026, Net sales increased $29 million, or 2.5%, as compared to the fiscal three months ended September 28, 2025. Given no impact of changes in foreign currency exchange rates, Organic sales increased 2.5% driven by both volume-related increases of 2.0% and favorable value realization of 0.5%. Volume-related increases were primarily driven by increases in Baby Care across all regions attributable to effective promotional strategies, strong e-commerce performance, and product innovation, as well as increases in Women’s Health in Asia Pacific primarily attributable to product innovation. Favorable value realization was primarily attributable to prior fiscal year carry-over and new pricing actions across all regions, partially offset by increased strategic price investments across all regions.

Essential Health Segment Adjusted Operating Income

The Essential Health Segment adjusted operating income increased by $8 million, or 2.6%, to $315 million for the fiscal three months ended September 27, 2026 as compared to the fiscal three months ended September 28, 2025. The increase was primarily driven by volume-related Net sales increases, benefits associated with our supply chain optimization initiatives, and refunds received on tariffs paid for goods imported into the United States, partially offset by higher expenses related to brand support, increased administrative expenses, net input cost inflation including the impact of the conflict in the Middle East, and unfavorable changes in foreign currency exchange rates.

Results of Operations

Fiscal Nine Months Ended September 27, 2026 Compared with Fiscal Nine Months Ended September 28, 2025

Our results for the fiscal nine months ended September 27, 2026 and September 28, 2025 were as follows:

	Fiscal Nine Months Ended		Change in Fiscal Period
	September 27, 2026	September 28, 2025	Change 2025 to 2026
(Dollars in Millions)			Amount	Percent
Net sales	$11,750	$11,344	$406	3.6%
Cost of sales	4,833	4,689	144	3.1
Gross profit	6,917	6,655	262	3.9
Selling, general, and administrative expenses	4,559	4,553	6	0.1
Restructuring expenses	163	204	(41)	(20.1)
Other operating expense, net	23	19	4	21.1
Operating income	2,172	1,879	293	15.6
Other expense, net	19	26	(7)	(26.9)
Interest expense, net	274	281	(7)	(2.5)
Income before taxes	1,879	1,572	307	19.5
Provision for taxes	519	432	87	20.1
Net income	$1,360	$1,140	$220	19.3%

Net Sales

Net sales were $11.8 billion and $11.3 billion for the fiscal nine months ended September 27, 2026 and September 28, 2025, respectively, an increase of $406 million, or 3.6%. Excluding the impact of favorable changes in foreign currency exchange rates of 1.9%, Organic sales increased 1.7% driven by both favorable value realization of 1.0% and volume-related increases of 0.7%. Favorable value realization was driven primarily by new pricing actions in EMEA, Latin America, and Asia Pacific. Volume-related increases were driven by strong e-commerce performance as well as product innovation, partially offset by the impact of lower incidences of illnesses primarily affecting pediatric Pain Care as well as Cough and Cold. For additional information about the Net sales of our three reportable business segments, see “—Segment Results” below.

The following table presents a reconciliation of the change in U.S. GAAP Net sales to the change in Organic sales for the fiscal nine months ended September 27, 2026 as compared to the fiscal nine months ended September 28, 2025:

	Fiscal Nine Months Ended September 27, 2026 vs. September 28, 2025(1)
	Reported Net Sales Change	Impact of Foreign Currency	Organic Sales Change
			Total Organic Sales Change	Price/Mix(2)	Volume
Total	3.6%	1.9%	1.7%	1.0%	0.7%
(1) Acquisitions and divestitures did not impact Net sales for the fiscal nine months ended September 27, 2026 or September 28, 2025.
(2) Also referred to as value realization.

Cost of Sales

Cost of sales was $4.8 billion and $4.7 billion for the fiscal nine months ended September 27, 2026 and September 28, 2025, respectively, an increase of $144 million, or 3.1%. Gross profit margin expanded 20 basis points to 58.9% for the fiscal nine months ended September 27, 2026 as compared to 58.7% for the fiscal nine months ended September 28, 2025. Changes in both Cost of sales and gross profit margin were driven by benefits associated with our supply chain optimization initiatives, partially offset by net input cost inflation including the impact of the conflict in the Middle East and unfavorable changes in transactional foreign currency exchange rates. Cost of sales was also impacted by unfavorable changes in translational foreign currency exchange rates and volume-related Net sales increases. Gross profit margin was also impacted by favorable value realization.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $4.6 billion for each of the fiscal nine months ended September 27, 2026 and September 28, 2025. For the fiscal nine months ended September 27, 2026, Selling, general, and administrative expenses increased $6 million, or 0.1%. The increase in Selling, general, and administrative expenses was primarily attributable to unfavorable changes in translational foreign currency exchange rates, Pending Transaction and other related costs incurred in the fiscal nine months ended September 27, 2026, net input cost inflation, and higher expenses related to brand support, partially offset by savings from our restructuring initiatives (as described in Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein), and a $57 million decrease in Separation-related costs. Selling, general, and administrative expenses as a percentage of Net sales decreased 130 basis points to 38.8% for the fiscal nine months ended September 27, 2026, as compared to 40.1% for the fiscal nine months ended September 28, 2025.

Restructuring Expenses

Restructuring expenses were $163 million and $204 million for the fiscal nine months ended September 27, 2026 and September 28, 2025, respectively, a decrease of $41 million. Restructuring expenses for the fiscal nine months ended September 27, 2026 related to costs incurred under the 2026 Restructuring Initiative, and restructuring expenses for the fiscal nine months ended September 28, 2025 related to costs incurred under Our Vue Forward. Costs incurred under each of the initiatives primarily included employee-related costs and information technology and project-related costs. See Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for additional information.

Other Operating Expense, Net

Other operating expense, net was $23 million and $19 million for the fiscal nine months ended September 27, 2026 and September 28, 2025, respectively, an increase of $4 million. Other operating expense, net for the fiscal nine months ended September 27, 2026 and September 28, 2025 was driven by the $27 million and $35 million impact, respectively, of net economic benefit arrangements with J&J in connection with the Deferred Local Businesses (see Note 1, “Description of the Company and Summary of Significant Accounting Policies—Net Economic Benefit Arrangements,” to the Condensed Consolidated Financial Statements included herein for additional information), partially offset by $20 million and $26 million, respectively, of royalty income. See Note 9, “Other Operating Expense, Net and Other Expense, Net,” to the Condensed Consolidated Financial Statements included herein for additional information.

Other Expense, Net

Other expense, net was $19 million and $26 million for the fiscal nine months ended September 27, 2026 and September 28, 2025, respectively, a decrease of $7 million. Other expense, net for the fiscal nine months ended September 27, 2026 and September 28, 2025 was driven by $20 million and $37 million, respectively, of currency losses on transactions. See Note 9, “Other Operating Expense, Net and Other Expense, Net,” to the Condensed Consolidated Financial Statements included herein for additional information.

Interest Expense, Net

Interest expense, net was $274 million and $281 million for the fiscal nine months ended September 27, 2026 and September 28, 2025, respectively, a decrease of $7 million. Interest expense, net in each of the fiscal periods primarily consisted of interest expense, including amortization of discounts and debt issuance costs, recognized on the Senior Notes (as defined in Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein) and notes issued under our commercial paper program. See Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein for additional information.

Provision for Taxes

Provision for taxes was $519 million and $432 million for the fiscal nine months ended September 27, 2026 and September 28, 2025, respectively, an increase of $87 million. The increase in Provision for taxes was primarily the result of higher year-to-date pre-tax income as well as a reduction in favorable U.S. return-to-provision adjustments. The increase was partially offset by favorable impacts to U.S. tax on foreign earnings attributable to the prior year enactment of the One Big Beautiful Bill Act, which became effective in the current year, and related regulatory guidance issued during the fiscal three months ended September 27, 2026, as well as the release of a valuation allowance in the fiscal nine months ended September 27, 2026. In addition, the worldwide effective income tax rates for the fiscal nine months ended September 27, 2026 and September 28, 2025 were 27.6% and 27.5%, respectively. See Note 10, “Income Taxes,” to the Condensed Consolidated Financial Statements included herein for additional information.

Segment Results

Fiscal Nine Months Ended September 27, 2026 Compared with Fiscal Nine Months Ended September 28, 2025

The following tables present Segment net sales and Segment adjusted operating income and the period-over-period changes in Segment net sales and Segment adjusted operating income for the fiscal nine months ended September 27, 2026 and September 28, 2025. See Note 14, “Segments of Business,” to the Condensed Consolidated Financial Statements included herein for further details regarding Segment net sales and Segment adjusted operating income.

	Fiscal Nine Months Ended								Change in Fiscal Period
	September 27, 2026				September 28, 2025				Change 2025 to 2026
(Dollars in Millions)	Self Care	Skin Health and Beauty	Essential Health	Total	Self Care	Skin Health and Beauty	Essential Health	Total	Amount	Percent
Net sales	$4,944	$3,211	$3,595	$11,750	$4,786	$3,074	$3,484	$11,344	$406	3.6%
Segment adjusted Cost of sales(1)	1,722	1,287	1,594	4,603	1,681	1,236	1,539	4,456	147	3.3
Other segment expense items(2)	1,548	1,421	1,072	4,041	1,492	1,460	1,048	4,000	41	1.0
Segment adjusted operating income	$1,674	$503	$929	$3,106	$1,613	$378	$897	$2,888	$218	7.5%
Reconciliation to Income before taxes
Less:
Depreciation(3)				234				226
Amortization of intangible assets(4)				193				193
Separation-related costs(5)				16				79
Restructuring expenses and operating model optimization initiatives(6)				188				232
Conversion of stock-based awards(7)				1				5
Founder Shares(8)				3				4
Pending Transaction and other related costs(9)				60				—
Skillman sale-leaseback				6				—
Other operating expense, net				23				19
General corporate/unallocated expenses				210				251
Operating income				$2,172				$1,879
Other expense, net				19				26
Interest expense, net				274				281
Income before taxes				$1,879				$1,572
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
(6) Restructuring expenses and operating model optimization initiatives relate to the 2026 Restructuring Initiative for the fiscal nine months ended September 27, 2026 and the 2024 Multi-Year Restructuring Initiative for the fiscal nine months ended September 28, 2025. See Note 15, “Restructuring Expenses and Operating Model Optimization Initiatives,” to the Condensed Consolidated Financial Statements included herein for additional information. Restructuring expenses and operating model optimization initiatives include accelerated depreciation expense on assets related to the 2026 Restructuring Initiative for the fiscal nine months ended September 27, 2026.
(7) Segment adjusted operating income excludes the impact of the conversion of stock-based awards that occurred on August 23, 2023. The adjustment represents the net impact of the gain on reversal of previously recognized stock-based compensation expense, offset by stock-based compensation expense recognized in the fiscal nine months ended September 27, 2026 and September 28, 2025 relating to employee services provided prior to the Separation.
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

	Fiscal Nine Months Ended				Change in Fiscal Period
	September 27, 2026		September 28, 2025		Change 2025 to 2026
(Dollars in Millions)	Amount	Percent	Amount	Percent	Amount	Percent
Segment Net Sales
Self Care	$4,944	42.1%	$4,786	42.2%	$158	3.3%
Skin Health and Beauty	3,211	27.3	3,074	27.1	137	4.5
Essential Health	3,595	30.6	3,484	30.7	111	3.2
Segment net sales	$11,750	100.0%	$11,344	100.0%	$406	3.6%

Self Care	$1,674		$1,613		$61	3.8%
Skin Health and Beauty	503		378		125	33.1
Essential Health	929		897		32	3.6
Segment adjusted operating income(1)	$3,106		$2,888		$218	7.5%
(1) Refer to the table above for the reconciliation of Segment adjusted operating income to Operating income and Income before taxes in the Condensed Consolidated Financial Statements.

Organic Sales Change

The following table presents a reconciliation of the change in U.S. GAAP Net sales to the change in Organic sales for the fiscal nine months ended September 27, 2026 as compared to the fiscal nine months ended September 28, 2025:

	Fiscal Nine Months Ended September 27, 2026 vs. September 28, 2025(1)
	Reported Net Sales Change	Impact of Foreign Currency	Organic Sales Change
			Total Organic Sales Change	Price/Mix(2)	Volume
Self Care	3.3%	2.2%	1.1%	1.6%	(0.5)%
Skin Health and Beauty	4.5	1.8	2.7	1.6	1.1
Essential Health	3.2	1.5	1.7	(0.1)	1.8
Total	3.6%	1.9%	1.7%	1.0%	0.7%
(1) Acquisitions and divestitures did not impact Net sales for the fiscal nine months ended September 27, 2026 or September 28, 2025.
(2) Also referred to as value realization.

Self Care Segment

Self Care Segment Net Sales

The Self Care Segment Net sales were $4.9 billion and $4.8 billion for the fiscal nine months ended September 27, 2026 and September 28, 2025, respectively, an increase of $158 million, or 3.3%. Excluding the impact of favorable changes in foreign currency exchange rates of 2.2%, Organic sales increased 1.1%, driven by favorable value realization of 1.6%, partially offset by volume-related decreases of 0.5%. Favorable value realization was primarily attributable to new pricing actions in EMEA and Asia Pacific, as well as prior fiscal year carry-over pricing actions in EMEA and North America. Volume-related decreases were primarily attributable to the impact of lower incidences of illnesses affecting pediatric Pain Care and Cough and Cold as well as decreases in Digestive Health in Asia Pacific, partially offset by product innovation and growth in Smoking Cessation primarily in EMEA and Asia Pacific.

Self Care Segment Adjusted Operating Income

The Self Care Segment adjusted operating income increased by $61 million, or 3.8%, to $1,674 million for the fiscal nine months ended September 27, 2026 as compared to the fiscal nine months ended September 28, 2025. The increase was primarily driven by favorable value realization and benefits associated with our supply chain optimization initiatives, partially offset by volume-related Net sales decreases, higher expenses related to brand support, net input cost inflation including the impact of the conflict in the Middle East, and unfavorable changes in foreign currency exchange rates.

Skin Health and Beauty Segment

Skin Health and Beauty Segment Net Sales

The Skin Health and Beauty Segment Net sales were $3.2 billion and $3.1 billion for the fiscal nine months ended September 27, 2026 and September 28, 2025, respectively, an increase of $137 million, or 4.5%. Excluding the impact of favorable changes in foreign currency exchange rates of 1.8%, Organic sales increased 2.7%, driven by both favorable value realization of 1.6% and volume-related increases of 1.1%. Favorable value realization was primarily attributable to new pricing actions in Latin America, prior fiscal year carry-over pricing actions in North America, as well as lower strategic price investments in Latin America. Volume-related increases were primarily attributable to strong e-commerce performance, product innovation across major need states primarily in North America and EMEA, and increases in hair regrowth products.

Skin Health and Beauty Segment Adjusted Operating Income

The Skin Health and Beauty Segment adjusted operating income increased by $125 million, or 33.1%, to $503 million for the fiscal nine months ended September 27, 2026 as compared to the fiscal nine months ended September 28, 2025. The increase was primarily driven by favorable value realization, lower expenses related to brand support in part attributable to media cost improvements, benefits associated with our supply chain optimization initiatives, and volume-related Net sales increases, partially offset by net input cost inflation including the impact of the conflict in the Middle East and unfavorable changes in foreign currency exchange rates.

Essential Health Segment

Essential Health Segment Net Sales

The Essential Health Segment Net sales were $3.6 billion and $3.5 billion for the fiscal nine months ended September 27, 2026 and September 28, 2025, respectively, an increase of $111 million, or 3.2%. Excluding the impact of favorable changes in foreign currency exchange rates of 1.5%, Organic sales increased 1.7% driven by volume-related increases of 1.8%, partially offset by unfavorable value realization of 0.1%. Volume-related increases were primarily driven by strong e-commerce performance; distribution gains in Baby Care; and product innovation primarily attributable to Baby Care and Wound Care. Volume-related increases were partially offset by decreases in Oral Care largely attributable to timing of promotions and competitive pressures. Unfavorable value realization was primarily attributable to increased strategic price investments in North America, Asia Pacific, and Latin America, partially offset by new pricing actions in Latin America.

Essential Health Segment Adjusted Operating Income

The Essential Health Segment adjusted operating income increased by $32 million, or 3.6%, to $929 million for the fiscal nine months ended September 27, 2026 as compared to the fiscal nine months ended September 28, 2025. The increase was primarily driven by volume-related Net sales increases and benefits associated with our supply chain optimization initiatives, partially offset by higher expenses related to brand support, net input cost inflation including the impact of the conflict in the Middle East, unfavorable changes in foreign currency exchange rates, and increased administrative expenses.

Liquidity and Capital Resources

Cash Flows

Summarized cash flow information for the fiscal nine months ended September 27, 2026 and September 28, 2025 was as follows:

			Change in Fiscal Period
	Fiscal Nine Months Ended		Change 2025 to 2026
(Dollars in Millions)	September 27, 2026	September 28, 2025	Amount	Percent
Net income	$1,360	$1,140	$220	19.3%
Net changes in assets and liabilities	$(56)	$(365)	$309	(84.7)%
Net cash flows from operating activities	$1,877	$1,343	$534	39.8%
Net cash flows used in investing activities	$(324)	$(361)	$37	(10.2)%
Net cash flows used in financing activities	$(1,561)	$(968)	$(593)	61.3%

Operating Activities

Net cash flows from operating activities were $1,877 million and $1,343 million for the fiscal nine months ended September 27, 2026 and September 28, 2025, respectively, an increase of $534 million. The increase was primarily attributable to a $225 million increase in Net income after adjusting for non-cash items, as well as a $309 million increase to the net changes in assets and liabilities primarily driven by net changes in working capital balances.

Investing Activities

Net cash flows used in investing activities were $324 million and $361 million for the fiscal nine months ended September 27, 2026 and September 28, 2025, respectively, a decrease of $37 million. Net cash flows used in investing activities were primarily driven by purchases of property, plant, and equipment in each of the fiscal nine months ended September 27, 2026 and September 28, 2025.

Financing Activities

Net cash flows used in financing activities were $1,561 million and $968 million for the fiscal nine months ended September 27, 2026 and September 28, 2025, respectively, an increase of $593 million. Net cash flows used in financing activities for the fiscal nine months ended September 27, 2026 were primarily driven by $1,199 million of dividends paid and the $750 million repayment of the 5.35% Senior Notes due 2026 (as defined in Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein), partially offset by $384 million of net proceeds from our commercial paper program. Net cash flows used in financing activities for the fiscal nine months ended September 28, 2025 were primarily driven by $1,183 million of dividends paid, the $750 million repayment of the 5.50% Senior Notes due 2025, and $197 million of payments made to purchase treasury stock, partially offset by $746 million of net proceeds from the issuance of the 4.85% Senior Notes due 2032 (as defined in Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein) and $324 million of net proceeds from our commercial paper program.

Sources of Liquidity

Our primary sources of liquidity are cash on hand, which consisted of Cash and cash equivalents of $1,039 million as of September 27, 2026, cash flows from operations, borrowing capacity under a revolving credit facility of $4.0 billion which expires in March 2029, and authorized commercial paper program issuance of $4.0 billion. Also, on February 24, 2025, we filed a registration statement on Form S-3 with the SEC under which, from time to time, we may sell securities.

As of September 27, 2026, total debt was $8,206 million. As of September 27, 2026, we had $6,942 million of Senior Notes (as defined in Note 4, “Borrowings,” to the Condensed Consolidated Financial Statements included herein) outstanding, net of related discounts and debt issuance costs of $58 million, no amounts outstanding under our revolving credit facility, and $1,118 million of outstanding balances under our commercial paper program, net of a related discount of $2 million.

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

Cash and cash equivalents decreased by $23 million during the fiscal nine months ended September 27, 2026 to $1,039 million as of September 27, 2026, as compared to $1,062 million as of December 28, 2025. Cash and cash equivalents held by our foreign subsidiaries was $1,026 million and $1,020 million as of September 27, 2026 and December 28, 2025, respectively.

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

Dividends

Quarterly dividends have been paid to our shareholders since the Kenvue IPO. A summary of cash dividends per share on the outstanding Kenvue common stock declared to shareholders by our Board and paid during the fiscal nine months ended September 27, 2026 is presented below:

Declaration Date	Record Date	Payment Date	Per Share Amount
January 28, 2026	February 11, 2026	February 25, 2026	$0.2075
April 29, 2026	May 13, 2026	May 27, 2026	$0.2075
July 29, 2026	August 12, 2026	August 26, 2026	$0.21

On September 10, 2026, we announced that our Board declared a dividend of $0.21 per share on our common stock. The dividend was paid on October 2, 2026 to shareholders of record as of the close of business on September 21, 2026.

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

As of September 27, 2026, we expect our primary cash requirements for fiscal year 2026 to include capital expenditures. We made payments of $283 million for purchases of property, plant, and equipment during the fiscal nine months ended September 27, 2026.

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

Other Information

Provision for Taxes

On December 15, 2022, the European Union (the “EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development’s (the “OECD”) Pillar Two Inclusive Framework (“Pillar Two”) that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. On July 17, 2023, the OECD published Administrative Guidance proposing certain safe harbors that effectively extend certain effective dates to January 1, 2027. The OECD continues to release additional guidance, including guidance on safe harbors for which we may qualify, and many countries have already implemented legislation consistent with Pillar Two. Due to these new rules, our provision for taxes could be unfavorably impacted as the legislation becomes effective in countries in which we conduct business. However, based on our current analysis, currently enacted laws for Pillar Two do not have a significant impact on the Condensed Consolidated Financial Statements. We are continuing to evaluate the Model Global Anti-Base Erosion Rules for Pillar Two and related legislation, and their potential impact on future periods. In addition, in January 2025, the United States issued an executive order expressing disagreement with certain aspects of Pillar Two. In June 2025, the Group of Seven issued a statement supporting the exclusion of U.S.-parented groups from certain aspects of Pillar Two in exchange for the United States not imposing certain retaliatory taxes. On January 5, 2026, the OECD announced the Side-by-Side (“SbS”) package, implemented as administrative guidance and modifying the operation of the Pillar Two rules. The package introduces simplifications and new safe harbors for U.S. and other multinational companies where domestic and international tax systems meet robust requirements to coexist with Pillar Two, which would fully exempt U.S.-parented groups from the application of the Income Inclusion Rule and Undertaxed Profits Rule Pillar Two top-up taxes. The SbS package also extends the current Transitional Country-by-Country Reporting Safe Harbour by one year. On May 18, 2026, the OECD released additional administrative guidance that provided additional relief in complying with the Pillar Two Global Minimum Tax and the GloBE Information Return (“GIR”) filing, including a clarification that 53-week fiscal years ending on or before January 3, 2027 qualified for the Transitional Undertaxed Profits Rule Safe Harbour exemption. We will continue to monitor any additional changes to Pillar Two.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of September 27, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Interim Chief Financial Officer and Chief Accounting Officer reviewed and participated in this evaluation of Kenvue’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer and Chief Accounting Officer concluded that, as of September 27, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal three months ended September 27, 2026, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities by the Company during the fiscal nine months ended September 27, 2026.

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

The following table represents our purchases of common stock during the fiscal three months ended September 27, 2026:

(Shares in Thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
June 29, 2026 – July 26, 2026	—	$—	—	6,613
July 27, 2026 – August 23, 2026	—	$—	—	6,613
August 24, 2026 – September 27, 2026	—	$—	—	6,613
Total number of shares purchased	—

Item 5. Other Information
Insider Trading Arrangements and Policies

During the fiscal three months ended September 27, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the conditions of the affirmative defense provided by Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1
Amended and Restated Certificate of Incorporation of Kenvue Inc., effective as of May 3, 2023, filed as Exhibit 3.1 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on May 8, 2023, and incorporated herein by reference

3.2
Amended and Restated Bylaws of Kenvue Inc., effective as of May 3, 2023, filed as Exhibit 3.2 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on May 8, 2023, and incorporated herein by reference

4.1
Third Supplemental Indenture dated October 9, 2026 between the Company and Deutsche Bank Trust Company Americas, as trustee, to the Indenture dated March 22, 2023 between the Company and Deutsche Bank Trust Company Americas, as trustee, filed as Exhibit 4.1 to the Current Report on Form 8-K filed by Kenvue Inc. with the SEC on October 13, 2026, and incorporated herein by reference

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

Kenvue Inc.
Date: October 30, 2026	/s/ HEATHER HOWLETT
Heather Howlett
Interim Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)